Form 10-K/A
period 2020-12-31
Aspirational Consumer Lifestyle Corp.
filed 2021-05-06
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 12, 2021, there were 23,974,632 Class A ordinary shares, $0.0001 par value per share, and 5,993,658 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

Aspirational Consumer Lifestyle Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2021 (the “Original 10-K”).

Background of Restatement

On May 4, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accountants”), the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of September 25, 2020, which were included in the Company's Current Report on Form 8-K filed with the SEC on October 1, 2020 (the “IPO Closing 8-K”), (ii) the Company's previously issued unaudited financial statements as of September 30, 2020 and for the period from July 7, 2020 (inception) to September 30, 2020, which were included in the Company's Quarterly Report on Form 10-Q for such period filed with the SEC on November 16, 2020 (the “2020 Q3 Quarterly Report”), and (iii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) December 31, 2020, which were included in the Original 10-K. Considering such restatement, the Company concluded that such financial statements should no longer be relied upon. This Amendment includes the restated financial statements for the relevant periods.

The restatement related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 7,991,544 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 4,529,950 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of September 25, 2020, the date that the IPO closed, that were previously reported in the IPO Closing 8-K, (ii) restated financial statements as of September 30, 2020 and for the period from July 7, 2020 (inception) to September 30, 2020, that were previously reported in the 2020 Q3 Quarterly Report and (iii) restated financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020 that were previously reported in the Original 10-K, to restate the following items:

•	understatement of liabilities and overstatement of temporary equity by $13,679,333, $13,277,000 and $13,272,784 as of September 25, 2020, September 30, 2020 and December 31, 2020, respectively;

•	understatement of net loss by $108,648 and $104,432 for the period from July 7, 2020 (inception) through September 30, 2020 and July 7, 2020 (inception) through December 31, 2020; and

•

understatement of basic and diluted net loss per share, non-redeemable ordinary shares of $0.02 and $0.01 for the period from July 7, 2020 (inception) through September 30, 2020 and July 7, 2020 (inception) through December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatements and the related financial statement effects.

Internal Control Considerations

The SEC rules define a material weakness over financial reporting as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented, or detected and corrected on a timely basis. Due solely to the events that led to the restatement described above, we have concluded that we have an additional defined material weakness in our internal controls over financial reporting. For a discussion of management’s consideration of the Company’s material weaknesses, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR
SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Wheels Up (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 7,991,544 public warrants and 4,529,950 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

The SEC rules define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented, or detected and corrected on a timely basis. In connection with an audit of our financial statements for the year ended December 31, 2020, we identified a defined material weakness in our internal control over financial reporting due to a lack of controls to identify and record expenses that require accrual to ensure liabilities in the financial statements are reported completely and accurately.

Additionally, following the issuance of the SEC Statement, on May 4, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate (i) certain items on our previously issued audited balance sheet as of September 25, 2020, which was related to our Initial Public Offering, (ii) our unaudited quarterly financial statements as of September 30, 2020 and for the period from July 7, 2020 (inception) through September 30, 2020 and (iii) our audited financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020 (collectively, the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” Due solely to the events that led to our Restatement, we have concluded that we have an additional defined material weakness in our internal controls over financial reporting.

We continue to evaluate steps to enhance our internal controls over financial reporting and remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that we will be successful in remediating the material weaknesses.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate (i) certain items on our previously issued audited balance sheet as of September 25, 2020, which was related to our Initial Public Offering, (ii) our unaudited quarterly financial statements as of September 30, 2020 and for the period from July 7, 2020 (inception) through September 30, 2020 and (iii) our audited financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” Due solely to the events that led to our Restatement, we have concluded that we have an additional defined material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the Period from July 7, 2020 (Inception) Through September 30, 2020

For the period from July 7, 2020 (inception) through September 30, 2020, we had a net loss of $150,095, which consisted of formation and operating costs of $525,074 and an unrealized loss on marketable securities held in our Trust Account of $27,350, offset by interest income on marketable securities held in the Trust Account of $995 and a change in the fair value of our warrant liability of $402,333.

For the Period from July 7, 2020 (Inception) Through December 31, 2020

For the period from July 7, 2020 (inception) through December 31, 2020, we had a net loss of $1,658,775, which consisted of formation and operating costs of $2,114,129 (which included $510,982 of allocation of initial public offering expenses), and an unrealized loss on marketable securities held in our Trust Account of $785, offset by interest income on marketable securities held in the Trust Account of $49,590 and a net gain in the fair value of the warrant liability of $406,549.

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

For the period from July 7, 2020 (inception) through December 31, 2020, net cash used in operating activities was $1,084,845. Net loss of $1,658,775 was impacted by interest earned on marketable securities of $49,590, non-cash gain for the change in the fair value of warrant liabilities of $406,549, allocation of initial public offering costs to warrant liability of $510,982, unrealized loss on marketable securities held in our Trust Account of $785 and formation costs paid by Sponsor in exchange for issuance of Class B Aspirational ordinary shares of $15,092. Changes in operating assets and liabilities provided $503,210 of cash from operating activities.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants was initially estimated using a Monte Carlo simulation approach and was valued using its publicly traded price at December 31, 2020. The fair value of the private warrants was estimated using a probability adjusted Black-Scholes model.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the balance sheets.

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

Net loss per share, basic and diluted, for our non-redeemable Class A and Class B ordinary shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to our redeemable Class A ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

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

Item 8. Financial Statements and Supplementary Data

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aspirational Consumer Lifestyle Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Aspirational Consumer Lifestyle Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020, have been restated.

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

March 15, 2021, except for the effects of the restatement discussed in Note 2 and 9 and the subsequent events discussed in Note 11C and 11D as to which the date is May 5, 2021.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

BALANCE SHEET
DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$719,926
Prepaid expenses	608,945
Total Current Assets	1,328,871
Cash and marketable securities held in Trust Account	239,795,125
Total Assets	$241,123,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$1,112,155
Accrued offering costs	372,483
Total Current Liabilities	1,484,638
Warrant liability	13,272,784
Deferred underwriting fee payable	8,391,121
Total Liabilities	23,148,543
Commitments
Class A ordinary shares subject to possible redemption, 21,293,210 shares at redemption value	212,975,444
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,681,422 shares issued and outstanding (excluding 21,293,210 shares subject to possible redemption)	268
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,993,658 shares issued and outstanding	599
Additional paid-in capital	6,657,917
Accumulated deficit	(1,658,775)
Total Shareholders’ Equity	5,000,009
Total Liabilities and Shareholders’ Equity	$241,123,996

The accompanying notes are an integral part of the financial statements.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operational costs	$2,114,129
Loss from operations	(2,114,129)
Other income:
Interest earned on marketable securities held in Trust Account	49,590
Change in fair value of warrant liability	406,549
Unrealized loss on marketable securities held in Trust Account	(785)
Other income, net	455,354
Net loss	$(1,658,775)
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	21,396,989
Basic and diluted net loss per share, Redeemable Class A Common Stock	$0.00
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	7,230,225
Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.24)

The accompanying notes are an integral part of the financial statements.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Sale of 23,974,632 Units, net of underwriting discounts and offering costs	23,974,632	2,397	—	—	218,048,528	—	218,050,925
Excess of purchase price paid over fair value of private placement warrants					1,558,303		1,558,303
Forfeiture of Founder Shares	—	—	(475,092)	(48)	48	—	—
Class A ordinary shares subject to possible redemption	(21,293,210)	(2,129)	—	—	(212,973,315)	—	(212,975,444)
Net loss	—	—	—	—	—	(1,658,775)	(1,658,775)
Balance – December 31, 2020	2,681,422	$268	5,993,658	$599	$6,657,917	$(1,658,775)	$5,000,009

The accompanying notes are an integral part of the financial statements.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,658,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	15,092
Interest earned on marketable securities held in Trust Account	(49,590)
Change in fair value of warrant liability	(406,549)
Allocation of initial public offering costs to warrant liability	510,982
Unrealized loss on marketable securities held in Trust Account	785
Changes in operating assets and liabilities:
Prepaid expenses	(608,945)
Accrued expenses	1,112,155
Net cash used in operating activities	(1,084,845)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(239,746,320)
Net cash used in investing activities	(239,746,320)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	234,951,394
Proceeds from sale of Private Placement Warrants	6,794,926
Proceeds from promissory note – related party	100,349
Repayment of promissory note – related party	(100,349)
Payment of offering costs	(195,229)
Net cash provided by financing activities	241,551,091
Net Change in Cash	719,926
Cash – Beginning	—
Cash – Ending	$719,926
Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$215,057,051
Change in value of Class A ordinary shares subject to possible redemption	$(2,081,607)
Initial classification of warrant liability	$13,679,333
Deferred underwriting fee payable	$8,391,121
Offering costs paid directly by Sponsor from proceeds from issuance of Class B ordinary shares	$9,908
Offering costs included in accrued offering costs	$372,483

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 7, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Wheels Up Partners Holdings LLC, a Delaware limited liability company (“Wheels Up”) (see Note 10).

The registration statement for the Company’s Initial Public Offering was declared effective on September 22, 2020. On September 25, 2020 the Company consummated the Initial Public Offering of 22,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $225,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Aspirational Consumer Lifestyle Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,500,000, which is described in Note 5.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 following any related share redemptions and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investment held in the trust account.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of September 25, 2020 (audited)
Warrant Liability	$—	$13,679,333	$13,679,333
Ordinary Shares Subject to Possible Redemption	213,557,280	(13,679,333)	199,877,947
Class A Ordinary Shares	114	137	251
Additional Paid-in Capital	5,014,340	510,845	5,525,185
Accumulated Deficit	(15,092)	(510,982)	(526,074)

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$—	$13,277,000	$13,277,000
Ordinary Shares Subject to Possible Redemption	213,530,925	(13,277,000)	200,253,925
Class A Ordinary Shares	114	133	247
Additional Paid-in Capital	5,040,694	108,515	5,149,209
Accumulated Deficit	(41,447)	(108,648)	(150,095)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$13,272,784	$13,272,784
Ordinary Shares Subject to Possible Redemption	226,248,228	(13,272,784)	(212,975,444)
Class A Ordinary Shares	135	133	268
Additional Paid-in Capital	6,553,617	104,299	6,657,916
Accumulated Deficit	(1,554,342)	(104,432)	(1,658,774)

Period from July 7, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$402,333	$402,333
Formation and Operational cost	15,092	510,982	526,074
Net loss	(41,447)	(108,648)	(150,095)
Weighted average shares outstanding of Class A redeemable ordinary shares		19,987,795	19,987,795
Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,698,351	87,688	5,786,039
Basic and diluted net loss per share, Class B	(0.01)	(0.02)	(0.03)

Period from July 7, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$406,549	$406,549
Formation and Operational cost	1,603,147	510,982	2,114,129
Net loss	(1,554,342)	(104,432)	(1,658,774)
Weighted average shares outstanding of Class A redeemable ordinary shares	22,676,053	(1,279,064)	21,396,989
Weighted average shares outstanding of Class B non-redeemable ordinary shares	6,500,406	729,819	7,230,225
Basic and diluted net loss per share, Class B	(0.25)	(0.01)	(0.26)

Cash Flow Statement for the Period from July 7, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	(41,447)	(108,648)	(150,095)
Allocation of initial public offering costs to warrant liability	--	510,982	510,982
Change in fair value of warrant liability	—	402,333	402,333
Initial classification of warrant liability	—	13,679,333	13,679,333
Initial classification of common stock subject to possible redemption	213,557,280	(13,679,333)	199,877,947
Change in value of common stock subject to possible redemption	(26,355)	402,333	375,978
Cash Flow Statement for the Period from July 7, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(1,554,342)	$(104,432)	$(1,658,774)
Change in fair value of warrant liability	—	406,549	406,549
Initial classification of warrant liability	—	13,679,333	13,679,333
Initial classification of common stock subject to possible redemption	227,787,480	(13,679,333)	214,108,147
Change in value of common stock subject to possible redemption	(1,539,252)	406,549	(1,132,703)

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the public warrants was initially estimated using a Monte Carlo simulation approach (see Note 9) and was valued using the publicly traded warrant price at December 31, 2020. The private warrants were estimated using a probability adjusted Black-Scholes methodology.

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

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

For the Period from July 7, 2020 (Inception) through December 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on marketable securities held in Trust Account	$43,349
Net income allocable to shares subject to possible redemption	$43,349
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	21,396,989
Basic and diluted net income per share	$0.00
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,658,775)
Net loss allocable to Redeemable Class A Common Stock	(43,349)
Non-Redeemable Net Loss	$(1,702,124)
Denominator: Weighted Average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding	7,230,225
Basic and diluted net loss per share	$(0.24)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,974,632 Units, inclusive of 1,474,632 Units sold to the underwriters on October 2, 2020 upon the underwriters’ election to partially exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,500,000. On October 2, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 196,617 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $294,926. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. The fair value of the Private Placement Warrants at the time of purchase was $1.16. The excess of the purchase price paid over the fair value of the warrant was recorded as a contribution to equity. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. WARRANT LIABILITY

Warrants

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 9. SHAREHOLDERS’ EQUITY

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

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 2,681,422 Class A ordinary shares issued and outstanding, excluding 21,923,210 Class A ordinary shares subject to possible redemption.

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

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$239,795,125

Liabilities:
Warrant Liability – Public Warrants	1	$8,471,037
Warrant Liability – Private Placement Warrants	3	$4,801,747

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on September 25, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fourth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement and September 30, 2020 and December 31, 2020 (key inputs applies to Private Placement Warrants only for December 31, 2020):

Input	September 25, 2020 (Initial Measurement)	September 30, 2020	December 31, 2020
Risk-free interest rate	0.4%	0.4%	0.4%
Expected term (years)	1	1	1
Expected volatility	20.0%	20.0%	20.0%
Exercise price	$11.50	$11.50	$11.50
Fair value of Units	$10.60	$10.60	$10.60

On September 25, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.16 per warrant for aggregate values of $5.0 million and $8.7 million, respectively.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $4.8 million and $8.5 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 7, 2020	$—	$—	$—
Initial measurement on September 25, 2020	5,009,333	8,670,000	13,679,333
Change in valuation inputs or other assumptions	(207,586)	(198,963)	(406,549)
Fair value as of December 31, 2020	$4,801,747	$8,471,037	$13,272,784

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $39,445,000 during the period from October 14, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 11A. Merger Agreement

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

On February 1, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Wheels Up, KittyHawk Merger Sub LLC, Wheels Up Blocker Sub LLC, the Blocker Merger Subs (as defined in the Merger Agreement) and the Blockers (as defined in the Merger Agreement). The Merger Agreement calls for (i) the domestication of the Company to Delaware and (ii) a series of mergers whereby Wheels Up will survive as a subsidiary of the Company, with the Company as its managing member. The Merger Agreement provides for the following:

At the closing of the transaction (“Closing”), the equityholders of Wheels Up will receive an aggregate merger consideration of $1,885,000,000 in the form of Company Class A common stock, including the Company Class A common stock reserved in respect of the awards described below, in addition to a number of Company Class A common stock that may be issued post-Closing if Wheels Up options were to be cash exercised and due to the exchange of any Wheels Up profits interests for shares of Company Class A common stock at a level above the intrinsic value of the profits interests immediately after Closing based on a reference price per share of Company Class A common stock of $10.00, plus any Earnout Shares (as defined below).

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

Note 11B. PIPE Investors

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

Note 11C. Promissory Notes

On March 8, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $100,000. On April 30, 2021, the Company issued an additional promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $150,000. Each such promissory note is subject to interest of 2.75% per annum and payable on the earlier of (i) September 25, 2022 or (ii) the completion of a Business Combination.

Note 11D. Legal Proceedings

The Company has received two demand letters from putative stockholders of the Company dated March 25, 2021 and March 29, 2021 (together, the “Demands”) generally alleging that the registration statement on Form S-4 that the Company filed with the SEC on March 15, 2021 (the “Registration Statement”) omits material information with respect to the Company’s proposed business combination with Wheels Up. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the Registration Statement. One of the Demands further alleges that the merger consideration with respect to the business combination with Wheels Up is inadequate, and asserts that an increase in consideration should be negotiated. In addition, the Company received correspondence and a draft unfiled complaint from a putative stockholder of the Company on March 30, 2021 (the “Draft Complaint”). The Draft Complaint generally alleges that the Registration Statement is materially incomplete and misleading, and asserts claims under the Exchange Act against the Company and the Company’s Board of Directors. The Draft Complaint seeks, among other things, the enjoin the proposed business combination, damages and an award of attorneys' fees.

Item 9.               Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A.          Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed with the objective of ensuring that such information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (who serves as our Principal Executive Officer and Principal Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020.

The SEC rules define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented, or detected and corrected on a timely basis. Management has concluded the Company has defined material weaknesses in internal controls (1) due to a lack of controls to identify and record expenses that require accrual to ensure liabilities in the financial statements are reported completely and accurately and (2) due solely to the events that led to our restatement of our financial statements related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “ Restatement of Previously Issued Financial Statements.”.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that our financial statements and related financial information included in this Annual Report fairly present, in all material respects, our balance sheets, statements of operations, comprehensive loss and cash flows as of and for the periods presented.

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

Restatement of Previously Issued Financial Statements

On May 4, 2021, we revised our prior position on accounting for our outstanding warrants and concluded that our previously issued financial statements as of and for the period from July 7, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting). In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated September 25, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated September 22, 2020, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated September 25, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated September 25, 2020, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated September 25, 2020, between the Company and the Sponsor.
10.5(1)	Support Services Agreement, dated September 22, 2020, between the Company and Turmeric Capital Singapore Pte Ltd.
10.6(1)	Sponsor Warrants Purchase Agreement, dated September 22, 2020, between the Company and the Sponsor.
10.7(1)	Indemnity Agreement, dated September 22, 2020, between the Company and Ravi Thakran.
10.8(1)	Indemnity Agreement, dated September 22, 2020, between the Company and Mark Bedingham.
10.9(1)	Indemnity Agreement, dated September 22, 2020, between the Company and Lisa Myers.
10.10(1)	Indemnity Agreement, dated September 22, 2020, between the Company and Leo Austin.
10.11(1)	Indemnity Agreement, dated September 22, 2020, between the Company and Neil Jacobs.
10.12(1)	Indemnity Agreement, dated September 22, 2020, between the Company and Frank Newman.
14.01(2)	Code of Ethics and Business Conduct of Aspirational Consumer Lifestyle Corp.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 25, 2020.

(2)	Incorporated by reference to the Original 10-K filed on March 15, 2020.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspirational Consumer Lifestyle Corp.

Date: May 5, 2021	/s/ Ravi Thakran
	By:	Ravi Thakran
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ravi Thakran
Name:	Ravi Thakran
Title:	Chairman and Chief Executive Officer
(Principal Chief Executive, Accounting and Financial Officer)
Date:	May 5, 2021

/s/ Mark Bedingham
Name:	Mark Bedingham
Title:	Vice Chairman
Date:	May 5, 2021

/s/ Leo Austin
Name:	Leo Austin
Title:	Director
Date:	May 5, 2021

/s/ Neil Jacobs
Name:	Neil Jacobs
Title:	Director
Date:	May 5, 2021

/s/ Frank Newman
Name:	Frank Newman
Title:	Director
Date:	May 5, 2021