Form 10-Q
period 2021-03-31
Aspirational Consumer Lifestyle Corp.
filed 2021-05-24
CIK 1819516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one- third of one redeemable warrant	ASPL.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	ASPL	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ASPL WS	New York Stock Exchange

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

As of May 24, 2021, there were 23,974,632 Class A ordinary shares, $0.0001 par value per share, and 5,993,658 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

CONDENSED BALANCE SHEETS

	March 31 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$62,393	$719,926
Prepaid expenses	416,047	608,945
Total Current Assets	478,440	1,328,871

Cash and marketable securities held in Trust Account	239,840,428	239,795,125
TOTAL ASSETS	$240,318,868	$241,123,996

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liability
Accrued expenses	$3,866,573	$1,112,155
Accrued offering costs	372,483	372,483
Promissory note – related party	100,000	—
Total Current Liabilities	4,339,056	1,484,638

Warrant liability	17,780,521	13,272,784
Deferred underwriting fee payable	8,391,121	8,391,121
Total Liabilities	30,510,698	23,148,543

Commitments (Note 6)

Class A ordinary shares subject to possible redemption, 23,974,632 and 21,293,210 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	239,840,428	212,975,444

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 and 2,681,422 shares issued and outstanding (excluding 23,974,632 and 21,293,210 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	—	268
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,993,658 shares issued and outstanding at March 31, 2021 and December 31, 2020	599	599
Additional paid-in capital	—	6,657,917
Accumulated deficit	(30,032,857)	(1,658,775)
Total Shareholders’ (Deficit) Equity	(30,032,258)	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$240,318,868	$241,123,996

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

For the Three Months Ended March
2021
Operating and formation costs	$3,704,849
Loss from operations	(3,704,849)

Other income:
Change in fair value of warrant liability	(4,507,737)
Interest earned on marketable securities held in Trust Account	45,303

Net loss	$(8,167,283)

Basic and diluted weighted average shares outstanding, Class A Ordinary shares subject to possible redemption	23,040,654

Basic and diluted net income per share, Class A Ordinary shares subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	6,927,636

Basic and diluted net loss per share, Non-redeemable ordinary shares	$1.18

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	2,681,422	$268	5,993,658	$599	$6,657,917	$(1,658,775)	$5,000,009

Measurement adjustment on redeemable Ordinary shares	(2,681,422)	(268)	—	—	(6,657,917)	(20,206,799)	(26,864,984)

Net loss	—	—	—	—	—	(8,167,283)	(8,167,283)
Balance – March 31, 2021	—	$—	5,993,658	$599	$—	$(30,032,857)	$(30,032,258)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(8,167,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	4,507,737
Interest earned on marketable securities held in Trust Account	(45,303)
Changes in operating assets and liabilities:
Prepaid expenses	192,898
Accrued expenses	2,754,418
Net cash used in operating activities	(757,533)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	100,000
Net cash provided by financing activities	100,000

Net Change in Cash	(657,533)
Cash – Beginning	719,926
Cash – Ending	$62,393

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$26,864,984

The accompanying notes are an integral part of the unaudited condensed financial statements.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 7, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Wheels Up Partners Holdings LLC, a Delaware limited liability company (“Wheels Up”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,763,667, consisting of $4,794,926 of underwriting fees, $8,391,121 of deferred underwriting fees and $577,619 of other offering costs.

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

MARCH 31, 2021

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

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Going Concern

As of March 31, 2021, the Company had $62,393 in its operating bank accounts, $239,840,428 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $3,860,616. As of March 31, 2021, approximately $95,000 of the amount on deposit in the Trust Account represented interest income.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Amendment No. 1 to the Company’s Annual report on Form 10-K/A, as filed with the SEC on May 6, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations (see Note 9).

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $12,441,638 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

ASC 740, “Income Taxes” (“ASC 740”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Loss per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 12,521,494 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for Redeemable Class A Ordinary Shares in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for Redeemable Class A Ordinary Shares is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B Ordinary Shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A Ordinary Shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-Redeemable Class A and Class B Ordinary Shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-Redeemable Class A and Class B Ordinary Shares participates in the income or loss on marketable securities based on non-redeemable ordinary shares’ proportionate interest.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned on marketable securities held in Trust Account	$36,684
Net income allocable to shares subject to possible redemption	$36,684
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding	23,040,654
Basic and diluted net income per share	$0.00
Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(8,167,283)
Net loss allocable to Redeemable Class A Ordinary Shares	(36,684)
Non-Redeemable Net Loss	$(8,203,967)
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted weighted average shares outstanding	6,927,636
Basic and diluted net loss per share	$1.18

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Administrative Services and Support Services Agreements

The Company has agreed, commencing on September 23, 2020 to pay the Sponsor $10,000 per month for office space, administrative and support services (the “Administrative Services Agreement”). Such administrative services agreement was assigned from the Sponsor to Turmeric Capital, an affiliate of our Chief Executive Officer, on December 31, 2020. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

The Company has also agreed, commencing on September 23, 2020, to pay Turmeric Capital Singapore Pte Ltd, an affiliate of its Chief Executive Officer, $10,000 per month for support services, including accounting, book and record keeping and cash management services (the “Support Services Agreement”). Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

For the three months ended March 31, 2021, the Company incurred and paid an aggregate of $57,532, in fees for the services rendered under the Administrative Services Agreement and Support Services Agreement, including for certain services provided in 2020.

Promissory Note — Related Party

On July 15, 2020, the Company issued a promissory note (the “IPO Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 and (ii) the completion of the Initial Public Offering. The outstanding balance under the IPO Promissory Note of $100,349 was repaid at the closing of the Initial Public Offering on September 25, 2020.

On March 8, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $100,000. The Promissory Note is subject to interest of 2.75% per annum and payable on the earlier of (i) September 25, 2022 or (ii) the completion of a Business Combination.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

MARCH 31, 2021

(Unaudited)

Advisory Services

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

Merger Agreement

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

At the closing of the transaction (“Closing”), the equityholders of Wheels Up will receive an aggregate merger consideration of $1,885,000,000 in the form of Company Class A ordinary shares, including the Company Class A ordinary shares reserved in respect of the awards described below, in addition to a number of Company Class A ordinary shares that may be issued post-Closing if Wheels Up options were to be cash exercised and due to the exchange of any Wheels Up profits interests for Company Class A ordinary shares at a level above the intrinsic value of the profits interests immediately after Closing based on a reference price per share of Company Class A ordinary shares of $10.00, plus any Earnout Shares (as defined below).

Upon Closing, (i) each option to purchase Wheels Up common interest shall be converted into an option of the Company, (ii) each award of profit interests of Wheels Up shall be converted into an award of profits interests of the Company which, upon vesting and, for members of senior management, subject to the expiration of a lock-up period, such interests will be exchangeable for Company Class A ordinary shares, and (iii) each award of Wheels Up restricted interests shall be converted into an award of restricted interests of the Company, which, upon vesting and, for members of senior management, subject to the expiration of a lock-up period, will be exchangeable for Company Class A ordinary shares, in each case, as adjusted in accordance with the Merger Agreement. In addition, existing Wheels Up equityholders will have the right to receive 9,000,000 additional Company Class A ordinary shares in three equal tranches upon the achievement of share price thresholds for the Company Class A ordinary shares of $12.50, $15.00 and $17.50 (such shares, the ‘‘Earnout Shares’’).

The Company plans to change its name to Wheels Up Experience Inc. The Closing is subject to certain customary closing conditions including the approval of the Company’s shareholders and Wheels Up’s equityholders.

On February 1, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 55,000,000 Company Class A ordinary shares for an aggregate purchase price equal to $550,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing.

ASPIRATIONAL CONSUMER LIFESTYLE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s Board of Directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 0 and 2,681,422 Class A ordinary shares issued and outstanding, excluding 23,974,632 and 21,293,210 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,993,658 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANTS

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

MARCH 31, 2021

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

MARCH 31, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

At March 31, 2021 and December 31, 2020, there were 7,991,544 Public Warrants and 4,529,950 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$239,840,428	$239,795,125

Liabilities:
Warrant Liability – Public Warrants	1	11,347,992	8,471,037
Warrant Liability – Private Placement Warrants	3	6,432,529	4,801,747

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Company established the initial fair value for the Warrants on September 25, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fourth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The measurement of the Public Warrants as of March 31, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants at March 31, 2021 and December 31, 2020 is as follows:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	1.01%	0.43%
Expected term (years)	5.42	5.49
Expected volatility	25.0%	20.0%
Exercise price	$11.50	$11.50
Fair value of Units	$10.01	$9.97
Probability of Acquisition	95%	85%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$4,801,747	$8,471,037	$13,272,784
Change in valuation inputs or other assumptions	1,630,782	2,876,955	4,507,737
Fair value as of March 31, 2021	$6,432,529	$11,347,992	$17,780,521

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Promissory Notes

On April 30, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $150,000. The promissory note is subject to interest of 2.75% per annum and payable on the earlier of (i) September 25, 2022 and (ii) the completion of a Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 6, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On February 1, 2021, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Wheels Up, KittyHawk Merger Sub LLC, a Delaware limited liability corporation and our direct wholly owned subsidiary (“Merger Sub”), Wheels Up Blocker Sub LLC, a Delaware limited liability company and our direct wholly owned subsidiary (“Blocker Sub”), the Blocker Merger Subs (as defined in the Merger Agreement) and the Blockers (as defined in the Merger Agreement).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Wheels Up Business Combination”): (i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware, as amended (“DGCL”), and the Limited Liability Company Act of the State of Delaware, as amended, as applicable, (x) each of the Blocker Merger Subs will simultaneously merge with and into the respective Blockers, the separate corporate existence of each Blocker Merger Sub will cease and each Blocker will survive as our wholly owned subsidiary (the “First Step Blocker Mergers”), (y) the surviving Blocker entities will thereafter simultaneously merge with and into Blocker Sub, the separate corporate existence of each Blocker will cease and Blocker Sub will be the surviving entity (the “Second Step Blocker Mergers,” and together with the First Step Blocker Mergers, the “Blocker Mergers”) and (z) Merger Sub will thereafter merge with and into Wheels Up (the “Company Merger”), the separate corporate existence of Merger Sub will cease and Wheels Up will be the surviving entity (the “Surviving Company”), with us as its managing member (together with the Blocker Mergers, the “Mergers”); (ii) as a result of the Mergers, among other things, (x) the Blocker Equity Interests (as defined in the Merger Agreement) of each Blocker that are issued and outstanding immediately prior to the effective time of the First Step Blocker Mergers (the “First Step Blocker Effective Time”) (other than any Cancelled Blocker Interests (as defined in the Merger Agreement)) will be cancelled and converted into the right to receive in the aggregate (A) a number of our Class A ordinary shares (after our Domestication (as defined below)), par value $0.0001 per share (the “ASPL Class A Ordinary Shares”), that is equal to the Exchange Ratio (as defined in the Merger Agreement) multiplied by the aggregate number of Wheels Up preferred interests held by such Blocker as of immediately prior to the First Step Blocker Effective Time and (B) any Earnout Shares (as defined below) that may be due and issuable pursuant to the Merger Agreement, and (y) each outstanding Wheels Up common interest and preferred interest (other than any Wheels Up common interests subject to the Wheels Up awards discussed below and the Wheels Up preferred interests held by Blocker Sub) immediately prior to the effective time of the Company Merger (the “Effective Time”) will be cancelled in exchange for the right to receive (A) a number of ASPL Class A Ordinary Shares that is equal to the Exchange Ratio and (B) any Earnout Shares that may be due and issuable pursuant to the Merger Agreement, which will, in the case of all shares described in clauses (x) and (y), together with the ASPL Class A Ordinary Shares reserved in respect of the awards described immediately below, in the aggregate equal an aggregate merger consideration of $1,885,000,000, in addition to a number of ASPL Class A Ordinary Shares that may be issued post-Closing if any Wheels Up Options (as defined below) were to be cash exercised and due to the conversion of any Wheels Up Profits Interests (as defined below) for ASPL Class A Ordinary Shares at a level above the intrinsic value of such profits interests immediately after Closing, plus any Earnout Shares; (iii) as a result of the Mergers, among other things, (x) each option to purchase Wheels Up common interests (the “Wheels Up Options”) that is outstanding immediately prior to the Effective Time will be converted into the right to receive (as adjusted, including with respect to the applicable exercise price, based on the Exchange Ratio) an option related to the ASPL Class A Ordinary Shares, (y) each award of Wheels Up profits interests (the “Wheels Up Profit Interests”), including those granted under any Wheels Up incentive plan in Wheels Up that is outstanding immediately prior to the Effective Time, will be converted into the right to receive (as adjusted based on the Exchange Ratio and to maintain the intrinsic value of such award) an award of profits interests of the Surviving Company with substantially the same terms and conditions as were applicable to such award as of immediately prior to the Effective Time, which, upon vesting and subject to the expiration of the Lock-Up Period (as defined below), if applicable to the particular holder thereof, will be exchangeable for ASPL Class A Ordinary Shares, and (z) each award of Wheels Up restricted interests (the “Wheels Up Restricted Interests”) granted under any Wheels Up incentive plan will be converted into the right to receive (as adjusted based on the Exchange Ratio) an award of restricted interests of the Surviving Company with substantially the same terms and conditions as were applicable to such award as of immediately prior to the Effective Time, which, upon vesting and subject to the expiration of the Lock-Up Period, will be exchangeable for ASPL Class A Ordinary Shares; (iv) as a result of the Mergers, existing Wheels Up equityholders will have the right to receive, including profits interests holders and restricted interest holders through the issuance of Wheels Up EO Units (as defined in the Merger Agreement) that upon vesting may become exchangeable for, up to an aggregate of 9,000,000 additional ASPL Class A Ordinary Shares in three equal tranches which are issuable upon the achievement of share price thresholds for ASPL Class A Ordinary Shares of $12.50, $15.00 and $17.50, respectively (such shares, the “Earnout Shares”); and (v) upon the effective time of the Domestication, we will immediately be renamed “Wheels Up Experience Inc.”

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

In connection with the Domestication, (i) each of our then issued and outstanding Class A ordinary shares will convert automatically, on a one-for-one basis, into a share of ASPL Class A Ordinary Shares, which are entitled to one vote per share, (ii) each of our then issued and outstanding Class B ordinary shares will convert automatically, on a one-for-one basis, into a share of ASPL Class A Ordinary Shares, (iii) each of our then issued and outstanding warrants will convert automatically into a warrant to acquire one share of ASPL Class A Ordinary Shares (“Domesticated ASPL Warrant”) and (iv) each of our then issued and outstanding unit will convert automatically into a share of ASPL Class A Ordinary Shares, on a one-for-one basis, and one-third of one Domesticated ASPL Warrant.

In addition, on February 1, 2021, we announced that, concurrently with the execution of the Merger Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to which, on the terms and subject to the conditions therein, the PIPE Investors have collectively subscribed for 55,000,000 of our Class A Ordinary Shares for an aggregate purchase price equal to $550,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the Subscription Agreements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $8,167,283, which consisted of formation and operating costs of $3,704,849 and change in fair value of warrant liability of $4,507,737 offset by interest income on marketable securities held in the Trust Account of $45,303.

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

For the three months ended March 31, 2021, net cash used in operating activities was $757,533. Net loss of $8,167,283 was affected by interest earned on marketable securities of $45,303, change in fair value of warrant liability of $4,507,737. Changes in operating assets and liabilities provided by $2,947,316 of cash from operating activities.

At March 31, 2021, we had marketable securities held in the Trust Account of $239,840,428. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $62,393 respectively held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net loss per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period. Net loss per ordinary share, basic and diluted for and non-redeemable ordinary shares is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

The SEC rules define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented, or detected and corrected on a timely basis. Management has concluded the Company has defined material weaknesses in internal controls (1) due to a lack of controls to identify and record expenses that require accrual to ensure liabilities in the financial statements are reported completely and accurately and (2) due solely to the events that led to our restatement of our financial statements related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements” of our Annual Report as amended on Form 10-K/A filed with the SEC on May 6, 2021.

In light of these material weaknesses, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Annual Report as amended on Form 10-K/A filed with the SEC on May 6, 2021 had not yet been identified. Due solely to the events that led to the restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements” of our Annual Report as amended on Form 10-K/A filed with the SEC on May 6, 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 6, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1(1)	Agreement and Plan of Merger, dated as of February 1, 2021, by and among the Registrant, Wheels Up Partners Holdings LLC, KittyHawk Merger Sub LLC, Wheels Up Blocker Sub LLC, the Blocker Merger Subs (as defined in therein) and the Blockers (as defined therein)
2.2(2)	Plan of Domestication, dated as of March 8, 2021.
3.1(3)	Amended and Restated Memorandum and Articles of Association of the Registrant
10.1(4)	Sponsor Support Agreement, dated as of February 1, 2021, by and among Aspirational Consumer Lifestyle Sponsor LLC, the Registrant, Wheels Up Partners LLC and the other parties thereto
10.2(5)	Equityholder Support Agreement, dated as of February 1, 2021, by and among the Registrant, Wheels Up Partners LLC and the persons set forth on Schedule I thereto
10.3(6)	Form of PIPE Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto
10.4(7)	Form of Amended and Restated Registration Rights Agreement, by and among Wheels Up Experience Inc., Aspirational Consumer Lifestyle Sponsor LLC, the owners of the Blockers and certain equityholders of Wheels Up and certain of their respective affiliates, as applicable, and the other parties thereto
10.5(8)	Letter Agreement, dated as of February 1, 2021, by and among the Registrant, Wheels Up Partners LLC and Delta Air Lines, Inc.
10.6(9)	Promissory Note, dated as of March 8, 2021, by and between Aspirational Consumer Lifestyle Corp. and Aspirational Consumer Lifestyle Sponsor LLC.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K/A filed on February 1, 2021.
(2)	Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on May 6, 2021.
(3)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on September 25, 2020.
(4)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed on February 1, 2021.
(5)	Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A filed on February 1, 2021.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on February 1, 2021.
(7)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on May 6, 2021
(8)	Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on May 6, 2021
(9)	Incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 filed on May 6, 2021

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspirational Consumer Lifestyle Corp.

Date: May 24, 2021		/s/ Ravi Thakran
	Name:	Ravi Thakran
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)