Form 10-Q
period 2021-06-30
Wheels Up Experience Inc.
filed 2021-08-19
CIK 1819516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39541

WHEELS UP EXPERIENCE INC.
(Exact name of registrant as specified in its charter)

Delaware	001-39541	98-1557048
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

601 West 26th Street New York, New York 10001
(Address of Principal Executive Offices, including zip code)

(212) 257-5252
(Registrant’s telephone number, including area code)

Aspirational Consumer Lifestyle Corp. 1 Kim Seng Promenade #18-07/12 Great World City Singapore 237994
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	UP	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50	UP WS	New York Stock Exchange

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

As of August 17, 2021, there were 245,587,611 shares of the registrant’s Class A common stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

On July 13, 2021 (subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates), as contemplated by the Merger Agreement and described in the section titled “Domestication Proposal” beginning on page 145 of the final prospectus and definitive proxy statement, dated June 23, 2021 (the “proxy statement/prospectus”) and filed on June 23, 2021 with the Securities and Exchange Commission (the “SEC”), Aspirational Consumer Lifestyle Corp. (“Aspirational”) filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Aspirational was domesticated and continues as a Delaware corporation, changing its name to “Wheels Up Experience Inc.” (the “Domestication”).

As a result of and upon the effective time of the Domestication, among other things, (1) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of Aspirational (the “Aspirational Class A ordinary shares”), automatically converted, on a one-for-one basis, into a share of Class A common stock, par value $0.0001 per share, of Wheels Up (the “Wheels Up Class A common stock”); (2) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Aspirational (“Aspirational Class B ordinary shares”), automatically converted, on a one-for-one basis, into a share of Wheels Up Class A common stock; (3) each of the then issued and outstanding redeemable warrants of Aspirational (the “Aspirational warrants”) automatically converted into a redeemable warrant to acquire one share of Wheels Up Class A common stock (the “Wheels Up warrants”); and (4) each of the then issued and outstanding units of Aspirational that had not been previously separated into the underlying Aspirational Class A ordinary shares and underlying Aspirational warrants upon the request of the holder thereof (the “Aspirational units”), were cancelled and entitled the holder thereof to one share of Wheels Up Class A common stock and one-third of one Wheels Up warrant. No fractional shares will be issued upon exercise of the Wheels Up warrants.

Concurrently, as contemplated by the Merger Agreement and described in the section titled “BCA Proposal” beginning on page 91 of the proxy statement/prospectus, Wheels Up consummated the merger transactions contemplated by the Merger Agreement, whereby (i) the Blockers simultaneously merged with and into the respective Blocker Merger Subs, with the Blockers surviving each merger as wholly owned subsidiaries of Aspirational (the “First Step Blocker Mergers”), (ii) thereafter, the surviving Blockers simultaneously merged with and into Blocker Sub, with Blocker Sub surviving each merger (the “Second Step Blocker Mergers”), and (iii) thereafter, Merger Sub merged with and into WUP, with WUP surviving the merger, with Aspirational as its managing member (the “Company Merger” and collectively with the First Step Blocker Mergers and the Second Step Blocker Mergers, the “Mergers” and, together with the Domestication, the “Business Combination”).

Unless stated otherwise, this report contains information about Aspirational before the Business Combination. This Report covers a period prior to the closing of the Business Combination. As a result, references in this report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

i

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

CONDENSED BALANCE SHEETS

	June 30	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$28,673	$719,926
Prepaid expenses	216,804	608,945
Total Current Assets	245,477	1,328,871

Cash and marketable securities held in Trust Account	239,843,104	239,795,125
TOTAL ASSETS	$240,088,581	$241,123,996

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liability
Accrued expenses	$3,952,132	$1,112,155
Accrued offering costs	372,483	372,483
Promissory note – related party	250,000	—
Total Current Liabilities	4,574,615	1,484,638

Warrant liability	24,041,268	13,272,784
Deferred underwriting fee payable	8,391,121	8,391,121
Total Liabilities	37,007,004	23,148,543

Commitments (Note 6)

Class A ordinary shares subject to possible redemption, 23,974,632 and 21,293,210 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	239,843,104	212,975,444

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 and 2,681,422 shares issued and outstanding (excluding 23,974,632 and 21,293,210 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	268
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,993,658 shares issued and outstanding at June 30, 2021 and December 31, 2020	599	599
Additional paid-in capital	—	6,657,917
Accumulated deficit	(36,762,126)	(1,658,775)
Total Shareholders’ (Deficit) Equity	(36,761,527)	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’(DEFICIT) EQUITY	$240,088,581	$241,123,996

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Operating and formation costs	$468,522	$4,173,371
Loss from operations	(468,522)	(4,173,371)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,676	47,979
Change in fair value of warrant liability	(6,260,747)	(10,768,484)
Other expense, net	(6,258,071)	(10,720,505)

Net loss	$(6,726,593)	$(14,893,876)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,974,632	22,620,218

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares(1)	5,993,658	6,663,340

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.12)	$(2.24)

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Ordinary		Class B Ordinary		Additional		Total
	Shares		Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	2,681,422	$268	5,993,658	$599	$6,657,917	$(1,658,775)	$5,000,009

Measurement adjustment on redeemable Ordinary shares	(2,681,422)	(268)	—	—	(6,657,917)	(20,206,799)	(26,864,984)

Net loss	—	—	—	—	—	(8,167,283)	(8,167,283)
Balance – March 31, 2021	—	$—	5,993,658	$599	$—	$(30,032,857)	$(30,032,258)

Measurement adjustment on redeemable Ordinary shares	—	—	—	—	—	(2,676)	(2,676)

Net loss	—	—	—	—	—	(6,726,593)	(6,726,593)
Balance – June 30, 2021	—	$—	5,993,658	$599	$—	$(36,762,126)	$(36,761,527)

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(14,893,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	10,768,484
Interest earned on marketable securities held in Trust Account	(47,979)
Changes in operating assets and liabilities:
Prepaid expenses	392,141
Accrued expenses	2,839,977
Net cash used in operating activities	(941,253)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	250,000
Net cash provided by financing activities	250,000

Net Change in Cash	(691,253)
Cash – Beginning	719,926
Cash – Ending	$28,673

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$26,867,660

The accompanying notes are an integral part of the unaudited condensed financial statements.

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Aspirational Consumer Lifestyle Corp. (the “Company”), was a blank check company incorporated as a Cayman Islands exempted company on July 7, 2020. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses.

Business Combination

As previously announced, Aspirational Consumer Lifestyle Corp. (“Aspirational” and, after the Domestication as described below, “Wheels Up Experience Inc.” or “Wheels Up”), a Cayman Islands exempted company, previously entered into an Agreement and Plan of Merger, dated as of February 1, 2021, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of May 6, 2021 (the “Merger Agreement”), by and among Aspirational, Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”), KittyHawk Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Aspirational (“Merger Sub”), Wheels Up Blocker Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Aspirational (“Blocker Sub”), the Blocker Merger Subs (as defined in the Merger Agreement) and the Blockers (as defined in the Merger Agreement).

On July 13, 2021, as contemplated by the Merger Agreement and described in the section titled “Domestication Proposal” beginning on page 145 of the final prospectus and definitive proxy statement, dated June 23, 2021 (the “proxy statement/prospectus”) and filed on June 23, 2021 with the Securities and Exchange Commission (the “SEC”), Aspirational filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Aspirational was domesticated and continues as a Delaware corporation, changing its name to “Wheels Up Experience Inc.” (the “Domestication”).

As a result of and upon the effective time of the Domestication, among other things, (1) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of Aspirational (the “Aspirational Class A ordinary shares”), automatically converted, on a one-for-one basis, into a share of Class A common stock, par value $0.0001 per share, of Wheels Up (the “Wheels Up Class A common stock”); (2) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Aspirational (“Aspirational Class B ordinary shares”), automatically converted, on a one-for-one basis, into a share of Wheels Up Class A common stock; (3) each of the then issued and outstanding redeemable warrants of Aspirational (the “Aspirational warrants”) automatically converted into a redeemable warrant to acquire one share of Wheels Up Class A common stock (the “Wheels Up warrants”); and (4) each of the then issued and outstanding units of Aspirational that had not been previously separated into the underlying Aspirational Class A ordinary shares and underlying Aspirational warrants upon the request of the holder thereof (the “Aspirational units”), were cancelled and entitled the holder thereof to one share of Wheels Up Class A common stock and one-third of one Wheels Up warrant. No fractional shares will be issued upon exercise of the Wheels Up warrants.

On July 13, 2021, as contemplated by the Merger Agreement and described in the section titled “BCA Proposal” beginning on page 91 of the proxy statement/prospectus, Wheels Up consummated the merger transactions contemplated by the Merger Agreement, whereby (i) the Blockers simultaneously merged with and into the respective Blocker Merger Subs, with the Blockers surviving each merger as wholly owned subsidiaries of Aspirational (the “First Step Blocker Mergers”), (ii) thereafter, the surviving Blockers simultaneously merged with and into Blocker Sub, with Blocker Sub surviving each merger (the “Second Step Blocker Mergers”), and (iii) thereafter, Merger Sub merged with and into WUP, with WUP surviving the merger, with the Company as its managing member (the “Company Merger” and collectively with the First Step Blocker Mergers and the Second Step Blocker Mergers, the “Mergers” and, together with the Domestication, the “Business Combination”).

As a result of and upon the closing of the Mergers (the “Closing”), among other things, (i) all issued and outstanding equity interests of each Blocker (other than any such interests held in treasury or owned by such Blocker) as of immediately prior to the effective time of the First Step Blocker Mergers (the “First Step Blocker Effective Time”) were cancelled and converted into the right to receive in the aggregate (A) a number of shares of Wheels Up Class A common stock that is equal to the Exchange Ratio (as defined in the proxy statement/prospectus) multiplied by the aggregate number of WUP preferred interests held by such Blocker as of immediately prior to the First Step Blocker Effective Time and (B) any Earnout Shares (as defined below) that may be due and issuable pursuant to the

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Merger Agreement, and (ii) each outstanding WUP common interest and preferred interest (other than any WUP common interests subject to the WUP awards discussed below and the WUP preferred interests held by Blocker Sub) immediately prior to the First Step Blocker Effective Time was cancelled in exchange for the right to receive (A) a number of shares of Wheels Up Class A common stock that is equal to the Exchange Ratio and (B) any Earnout Shares that may be due and issuable pursuant to the Merger Agreement, which, in the case of all shares described in clauses (i) and (ii), together with the shares of Wheels Up Class A common stock reserved in respect of the awards described immediately below, in the aggregate equal an aggregate merger consideration of $1,885,000,000, in addition to a number of shares of Wheels Up Class A common stock that may be issued post-Closing if WUP Options (as defined below) were to be cash exercised and due to the conversion of any WUP Profits Interests (as defined below) for shares of Wheels Up Class A common stock at a level above the intrinsic value of the profits interests immediately after Closing based on a reference price per share of Wheels Up Class A common stock of $10.00, plus any Earnout Shares.

In addition, as a result of the Closing, (i) each option to purchase WUP common interests (the “WUP Options”) that was outstanding immediately prior to the effective time of the Company Merger was converted into the right to receive (as adjusted, including with respect to the applicable exercise price, based on the Exchange Ratio) an option related to the shares of Wheels Up Class A common stock, (ii) each award of WUP profits interests (the “WUP Profits Interests”) granted under any WUP incentive plan or granted directly in WUP that was outstanding immediately prior to the effective time of the Company Merger was converted into the right to receive (as adjusted based on the Exchange Ratio and to maintain the intrinsic value of such award) an award of profits interests of Wheels Up, which, upon vesting and, for members of senior management, subject to the expiration of the Lock-Up Period (as defined in the Registration Rights Agreement), are exchangeable for shares of Wheels Up Class A common stock, and (iii) each award of WUP restricted interests (the “WUP Restricted Interests”) granted under any WUP incentive plan was converted into the right to receive (as adjusted based on the Exchange Ratio) an award of restricted shares of Wheels Up Class A common stock, with substantially the same vesting and termination-related provisions as such WUP Restricted Interest.

Further, as a result of the Closing, existing WUP equityholders have the right to receive, including profits interests holders and restricted interest holders, but excluding option holders, through the issuance of Wheels Up EO Units (as defined in the Merger Agreement) that upon vesting may become exchangeable for, up to an aggregate of 9,000,000 additional shares of Wheels Up Class A common stock in three equal tranches which are issuable upon the achievement of share price thresholds for Wheels Up Class A common stock of $12.50, $15.00 and $17.50, respectively (such shares, the “Earnout Shares”).

Business Prior to the Business Combination

All activity through June 30, 2021, related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a business combination and consummating the acquisition of Wheels Up Partners Holdings LLC, a Delaware limited liability company (see Note 6).

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

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Amendment No. 1 to the Company’s Annual report on Form 10-K/A, as filed with the SEC on May 6, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

ASC 740, “Income Taxes” (“ASC 740”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statements of operations includes a presentation of income (loss) per share for Redeemable Class A Ordinary Shares in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for Redeemable Class A Ordinary Shares is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B Ordinary Shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A Ordinary Shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Non-Redeemable Class A and Class B Ordinary Shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-Redeemable Class A and Class B Ordinary Shares participates in the income or loss on marketable securities based on non-redeemable ordinary shares’ proportionate interest.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned on marketable securities held in Trust Account	$2,676	$47,979
Net income allocable to shares subject to possible redemption	$2,676	$47,979
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding	23,974,632	22,620,218
Basic and diluted net income per share	$—	$—
Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(6,726,593)	$(14,893,876)
Net loss allocable to Redeemable Class A Ordinary Shares	(2,676)	(47,979)
Non-Redeemable Net Loss	$(6,729,269)	$(14,941,855)
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted weighted average shares outstanding	5,993,658	6,663,340
Basic and diluted net loss per share	$(1.12)	$(2.24)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40)(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact of adoption of ASU 2020-06.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

For the three months ended June 30, 2021, the Company did not incur fees for the services rendered under the Administrative Services Agreement and Support Services Agreement.

For the six months ended June 30, 2021, the Company incurred and paid an aggregate of $57,532, in fees for the services rendered under the Administrative Services Agreement and Support Services Agreement, including for certain services provided in 2020.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, the Company had no working capital loans outstanding.

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

On July 13, 2021, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, Wheels Up, the Sponsor, certain equityholders of WUP, Leo Austin, Neil Jacobs, Frank Newman and the other parties thereto entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”). The material terms of the Registration Rights Agreement are described in the section of the proxy statement/prospectus beginning on page 112 titled “BCA Proposal—Related Agreements—Amended and Restated Registration Rights Agreement.” Such description is qualified in its entirety by the text of the Registration Rights Agreement.

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

Advisory Services

On January 22, 2021, the Company entered into an agreement for advisory services in connection with its business combination with WUP. The advisory services covered by the agreement include the strategy, timing, negotiation of the terms of the business combination and other customary financial advisory services. Upon a successful business combination with Wheels Up, the Company will pay a transaction fee of $10,000,000. The agreement expires on January 21, 2022 and expressly waives the right of any claim against the assets in the Trust Account by the advisory services provider.

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Seventh Amended and Restated Limited Liability Company Agreement of WUP

On July 13, 2021, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, the existing Sixth Amended and Restated Limited Liability Company Agreement of WUP was amended and restated in its entirety to become the Seventh Amended and Restated Limited Liability Company Agreement (the “A&R LLCA”). The material terms of the A&R LLCA are described in the section of the proxy statement/prospectus beginning on page 114 titled “BCA Proposal—Related Agreements—Seventh Amended and Restated Limited Liability Company Agreement of the Surviving Entity.” Such description is qualified in its entirety by the text of the A&R LLCA.

Indemnification Agreements

On July 13, 2021, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, Wheels Up entered, and expects to continue to enter into, indemnification agreements with its directors and executive officers. Each indemnification agreement provides for indemnification and advancement by Wheels Up of certain expenses and costs, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director, officer, employee or agent of Wheels Up or any of its subsidiaries or was serving at Wheels Up’s request in an official capacity for another entity, to the fullest extent permitted by the laws of the state of Delaware.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s Board of Directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 0 and 2,681,422 Class A ordinary shares issued and outstanding, excluding 23,974,632 and 21,293,210 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,993,658 Class B ordinary shares issued and outstanding.

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

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.  Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

●in whole and not in part;

●at a price of $0.01 per warrant;

●upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.  Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●in whole and not in part;

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

●at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares;

●if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

●if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

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

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

At June 30, 2021 and December 31, 2020, there were 7,991,544 Public Warrants and 4,529,950 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$239,843,104	$239,795,125

Liabilities:
Warrant Liability – Public Warrants	1	15,343,764	8,471,037
Warrant Liability – Private Placement Warrants	3	8,697,504	4,801,747

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value for the Warrants on September 25, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fourth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.  The measurement of the Public Warrants as of June 30, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants at June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
Input	2021	2020
Risk-free interest rate	0.87%	0.43%
Expected term (years)	5.04	5.49
Expected volatility	28.7%	20.0%
Exercise price	$11.50	$11.50
Fair value of Units	$9.98	$9.97
Probability of Acquisition	95%	85%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$4,801,747	$8,471,037	$13,272,784
Change in valuation inputs or other assumptions	3,895,757	6,872,727	10,768,484
Fair value as of June 30, 2021	$8,697,504	$15,343,764	$24,041,268

WHEELS UP EXPERIENCE INC.

(Successor to ASPIRATIONAL CONSUMER LIFESTYLE CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 13, 2021, the Company consummated the previously announced merger pursuant to the Merger Agreement.

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

The issuance of additional shares in a business combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Aspirational Class B ordinary shares resulted in the issuance of Aspirational Class A ordinary shares on a greater than one-to-one basis upon conversion of the Aspirational Class B ordinary shares;
●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and
●	other disadvantages compared to our competitors who have less debt.

Recent Developments

On July 13, 2021, we completed our previously announced business combination with WUP.  Following the merger closing, the registrant changed its name from Aspirational Consumer Lifestyle Corp. to Wheels Up Experience Inc. and its class A common stock and warrants began trading on NYSE under the ticker symbols “UP” and “UP WS”, respectively.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $6,726,593, which consisted of formation and operating costs of $468,522 and change in fair value of warrant liability of $6,260,747 offset by interest income on marketable securities held in the Trust Account of $2,676.

For the six months ended June 30, 2021, we had a net loss of $14,893,876, which consisted of formation and operating costs of $4,173,371 and change in fair value of warrant liability of $10,768,484 offset by interest income on marketable securities held in the Trust Account of $47,979.

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

For the six months ended June 30, 2021, net cash used in operating activities was $941,253. Net loss of $14,893,876 was affected by interest earned on marketable securities of $47,979 and change in fair value of warrant liability of $10,768,484. Changes in operating assets and liabilities provided by $3,232,118 of cash from operating activities.

At June 30, 2021, we had marketable securities held in the Trust Account of $239,843,104. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had $28,673 in cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On March 8, 2021 and April 30, 2021, Aspirational issued Promissory Notes to the Sponsor, pursuant to which Aspirational borrowed an aggregate principal amount of $100,000 and $150,000, respectively.

Upon the consummation of the business combination, the Company received $656.1 million in PIPE investment proceeds and cash remaining in trust, net of redemptions and expenses. This cash is available for working capital purposes and management has determined that we have sufficient funds to operate our business for the 12 months following the date of these financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact of adoption of ASU 2020-06.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer (our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wheels Up Experience Inc. (Successor to Aspirational Consumer Lifestyle Corp.)

Date: August 19, 2021		/s/ Kenneth Dichter
	Name:	Kenneth Dichter
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Eric Jacobs
Date: August 19, 2021	Name:	Eric Jacobs
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)