Form 10-Q
period 2021-09-30
Wheels Up Experience Inc.
filed 2021-11-10
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-04321
WHEELS UP EXPERIENCE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-1557048 (I.R.S. Employer Identification No.)

601 West 26th Street, Suite 900, New York, New York (Address of Principal Executive Offices)	10001 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 257-5252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	UP	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	UP WS	New York Stock Exchange

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of November 8, 2021, 245,740,164 shares of Class A common stock, $0.0001 par value per share, were issued and outstanding.

WHEELS UP EXPERIENCE INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$535,253	$312,799
Accounts receivable, net	69,044	50,397
Other receivables	10,112	8,205
Parts and supplies inventories, net	8,742	5,320
Prepaid expenses and other	34,106	18,801
Total current assets	657,257	395,522
Property and equipment, net	313,986	323,090
Operating lease right-of-use assets	112,372	64,479
Goodwill	437,181	400,160
Intangible assets, net	152,416	163,710
Restricted cash	2,177	12,077
Employee loans receivable, net	—	102
Other non-current assets	1,104	849
Total assets	$1,676,493	$1,359,989
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$131	$62,678
Accounts payable	42,363	20,920
Accrued expenses	83,231	71,381
Deferred revenue, current	585,319	651,096
Operating lease liabilities, current	32,315	15,858
Intangible liabilities, current	2,000	2,000
Other current liabilities	14,942	15,980
Total current liabilities	760,301	839,913
Long-term debt	22	148,411
Deferred revenue, non-current	1,948	1,982
Operating lease liabilities, non-current	87,087	56,358
Warrant liability	15,948	—
Intangible liabilities, non-current	14,583	16,083
Other non-current liabilities	3,548	3,415
Total liabilities	883,437	1,066,162
Commitments and contingencies (Note 11)
Equity:
Class A common stock, $0.0001 par value; 2,500,000,000 authorized; 245,583,108 and 169,717,416 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	25	17
Additional paid-in capital	1,460,053	831,226
Accumulated deficit	(677,491)	(563,441)
Total Wheels Up Experience Inc. stockholders’ equity	782,587	267,802
Non-controlling interests	10,469	26,025
Total equity	793,056	293,827
Total liabilities and equity	$1,676,493	$1,359,989
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$301,978	$194,781	$849,215	$485,208

Costs and expenses:
Cost of revenue	283,495	171,338	773,191	446,632
Technology and development	8,769	6,044	23,818	15,345
Sales and marketing	22,157	13,655	55,846	38,893
General and administrative	42,490	14,542	76,444	38,740
Depreciation and amortization	13,639	14,722	40,952	44,189
CARES Act grant	—	(51,646)	—	(64,923)
Total costs and expenses	370,550	168,655	970,251	518,876

Income (loss) from operations	(68,572)	26,126	(121,036)	(33,668)

Other income (expense):
Change in fair value of warrant liability	12,271	—	12,271	—
Loss on extinguishment of debt	(2,379)	—	(2,379)	—
Interest income	7	36	25	503
Interest expense	(782)	(5,614)	(9,503)	(18,127)
Total other income (expense)	9,117	(5,578)	414	(17,624)

Income (loss) before income taxes	(59,455)	20,548	(120,622)	(51,292)

Income tax expense	—	—	—	—

Net income (loss)	(59,455)	20,548	(120,622)	(51,292)
Less: net income (loss) attributable to non-controlling interests	(970)	1,639	(6,572)	(3,944)
Net income (loss) attributable to Wheels Up Experience Inc.	$(58,485)	$18,909	$(114,050)	$(47,348)

Net income (loss) per share of Class A common stock:
Basic	$(0.25)	$0.11	$(0.60)	$(0.29)
Diluted	$(0.25)	$0.11	$(0.60)	$(0.29)

Weighted-average shares of Class A common stock outstanding:
Basic	235,341,054	165,055,043	191,057,091	161,649,090
Diluted	235,341,054	165,055,043	191,057,091	161,649,090
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands except share data)

	Class A Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total
Balance as of December 31, 2020	169,717,146	$17	$831,226	$(563,441)	$26,025	$293,827
Consideration issued for business combination	3,968,900	1	30,171	—	—	30,172
Equity-based compensation	—	—	1,160	—	254	1,414
Change in non-controlling interests allocation	—	—	(2,620)	—	2,620	—
Net loss	—	—	—	(29,409)	(2,804)	(32,213)
Balance as of March 31, 2021	173,686,046	18	859,937	(592,850)	26,095	293,200
Equity-based compensation	—	—	1,117	—	231	1,348
Change in non-controlling interests allocation	—	—	(3,106)	—	3,106	—
Net loss	—	—	—	(26,156)	(2,798)	(28,954)
Balance as of June 30, 2021	173,686,046	18	857,948	(619,006)	26,634	265,594
Exercise of stock options	229,889	—	1,332	—	—	1,332
Exchange of profits interests	138,629	—	1,419	—	(1,419)	—
Equity-based compensation	—	—	19,777	—	8,129	27,906
Issuance of common stock in connection with the Business Combination and PIPE Investment	71,528,544	7	656,297	—	—	656,304
Transaction costs attributable to the issuance of common stock in connection with the Business Combination and PIPE Investment	—	—	(70,406)	—	—	(70,406)
Assumption of warrant liability	—	—	(28,219)	—	—	(28,219)
Change in non-controlling interests allocation	—	—	21,905	—	(21,905)	—
Net loss	—	—	—	(58,485)	(970)	(59,455)
Balance as of September 30, 2021	245,583,108	$25	$1,460,053	$(677,491)	$10,469	$793,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands except share data)

	Class A Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total
Balance as of December 31, 2019	116,581,683	$12	$427,579	$(478,035)	$(5,810)	$(56,254)
Consideration issued for business combinations	52,794,775	5	432,139	—	—	432,144
Equity-based compensation	—	—	435	—	149	584
Change in non-controlling interests allocation	—	—	(33,600)	—	33,600	—
Net loss	—	—	—	(41,018)	(3,456)	(44,474)
Balance as of March 31, 2020	169,376,458	17	826,553	(519,053)	24,483	332,000
Equity-based compensation	—	—	434	—	338	772
Change in non-controlling interests allocation	—	—	(1,406)	—	1,406	—
Net loss	—	—	—	(25,238)	(2,127)	(27,365)
Balance as of June 30, 2020	169,376,458	17	825,581	(544,291)	24,100	305,407
Equity-based compensation	—	—	863	—	305	1,168
Change in non-controlling interests allocation	—	—	(89)	—	89	—
Net income	—	—	—	18,909	1,639	20,548
Balance as of September 30, 2020	169,376,458	$17	$826,355	$(525,382)	$26,133	$327,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(120,622)	$(51,292)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	40,952	44,190
Amortization of deferred financing costs and debt discount	618	1,265
Equity-based compensation	30,668	2,524
Change in fair value of warrant liability	(12,271)	—
Provision for expected credit losses	1,163	328
Loss on extinguishment of debt	2,379	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,074)	28,196
Other receivables	(1,906)	2,368
Parts and supplies inventories	(2,749)	263
Prepaid expenses and other	(11,673)	1,214
Other non-current assets	(256)	1,019
Operating lease liabilities, net	(1,414)	(297)
Accounts payable	11,807	(16,786)
Accrued expenses	(9,742)	(9,021)
Other current liabilities	(1,037)	(613)
Other non-current liabilities	131	2,069
Deferred revenue	(69,390)	(26)
Net cash (used in) provided by operating activities	(152,416)	5,401

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,683)	(4,878)
Acquisition of businesses, net of cash acquired	7,844	97,104
Capitalized software development costs	(9,589)	(5,144)
Net cash (used in) provided by investing activities	(8,428)	87,082

FINANCING ACTIVITIES:
Proceeds from stock option exercises	1,332	—
Proceeds from the Business Combination and PIPE Investment	656,304	—
Transaction costs in connection with the Business Combination and PIPE Investment	(70,406)	—
Proceeds from long-term debt	—	755
Repayments of long-term debt	(213,934)	(54,772)
Repayment (issuance) of loans to employees	102	(67)
Net cash provided by (used in) financing activities	373,398	(54,084)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	212,554	38,399
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	324,876	96,440
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$537,430	$134,839
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration issued for business acquisition of Delta Private Jets LLC	—	$427,007
Non-cash consideration issued for business acquisition of Gama Aviation LLC	—	$32,638
Non-cash consideration issued for business acquisition of Mountain Aviation, LLC	$30,172	—
Assumption of warrant liability in Business Combination	$28,219	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.ORGANIZATION AND OPERATIONS
Wheels Up Experience Inc. (together with its consolidated subsidiaries, “Wheels Up”, the “Company”, “our”, “we”, and “us”) is a leading brand in private aviation that strives to deliver a total private aviation solution.
On July 13, 2021 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 1, 2021, as amended on May 6, 2021, by and among Aspirational Consumer Lifestyle Corp., a blank check company incorporated as a Cayman Islands exempted company (“Aspirational”), Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”), Kittyhawk Merger Sub LLC., a Delaware limited liability company and a direct wholly owned subsidiary of Aspirational (“Merger Sub”), Wheels Up Blocker Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Aspirational (“Blocker Sub”), the Blocker Merger Subs (as defined in the Merger Agreement) and the Blockers (as defined in the Merger Agreement). In connection with the closing of the Merger Agreement, Aspirational filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Aspirational was domesticated and continues as a Delaware corporation, changing its name to “Wheels Up Experience Inc.” (the “Domestication”).
On the Closing Date, (i) the Blockers simultaneously merged with and into the respective Blocker Merger Subs, with the Blockers surviving each merger as wholly owned subsidiaries of Wheels Up (the “First Step Blocker Mergers”), (ii) thereafter, the surviving Blockers simultaneously merged with and into Blocker Sub, with Blocker Sub surviving each merger (the “Second Step Blocker Mergers”), and (iii) thereafter, Merger Sub merged with and into WUP, with WUP surviving the merger, with Wheels Up as its managing member (the “Company Merger” and collectively with the First Step Blocker Mergers and the Second Step Blocker Mergers, the “Mergers” and, together with the Domestication, the “Business Combination”) (See Note 3).

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in our annual audited consolidated financial statements. The condensed consolidated financial statements include the accounts of Wheels Up Experience Inc. and its wholly-owned subsidiaries. We consolidate Wheels Up Partners MIP LLC (“MIP LLC”) and record the profits interests held in MIP LLC that Wheels Up does not own as non-controlling interests (see Note 15). All intercompany transactions and balances have been eliminated in consolidation.
Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the consolidated statement of operations, financial position, and cash flows. Interim results should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the final prospectus filed on August 25, 2021.

Use of Estimates
Preparing the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to SARS-CoV-2 or COVID-19, and any evolutions thereof (“COVID-19”). The most significant estimates include, but are not limited to, the useful lives and residual values of purchased aircraft, the fair value of financial assets and liabilities, acquired intangible assets, goodwill, contingent consideration, and other assets and liabilities, sales and use tax, the estimated life of member relationships, the determination of the allowance for credit losses, impairment assessments, and the incremental borrowing rate for leases.
Warrant Liability
We determine if warrants are equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether warrants meet all of the requirements for equity classification under ASC 815, including whether warrants are indexed to our common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, warrants are required to be recorded as a liability at their fair value on date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of warrants are recognized as an unrealized gain or loss.
We recorded the Private Warrants and Public Warrants (each defined below and collectively the “Warrants”) assumed as part of the Business Combination (see Note 3 and Note 19) as liabilities.
Equity-Based Compensation
Restricted stock units (“RSUs”) are measured based upon the fair value of a share of Class A common stock on the date of grant. RSUs typically vest upon a service-based requirement, and we recognize compensation expense on a straight-line basis over the requisite service period.
Earnout Shares (as defined below) potentially issuable to holders of WUP profits interests and restricted interests as part of the Business Combination (see Note 3 and Note 14) are recorded as equity-based compensation. Earnout Shares contain market conditions and were valued using a Monte Carlo simulation model. Compensation expense related to an award with a market condition is recognized on an accelerated attribution basis over the requisite service period and is not reversed if the market condition is not satisfied.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating losses, capital losses, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to be in effect when these differences are anticipated to reverse. Management makes estimates, assumptions, and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, we establish a valuation allowance.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within income tax expense.
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to Wheels Up by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period. During the periods when there is a net loss, potentially dilutive common shares are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.
Deferred Offering Costs
We capitalized certain legal, accounting and other direct third-party costs related to the Business Combination. Deferred offering costs were included as an asset on the condensed consolidated balance sheets and were deferred until the Closing Date, at which time they were deducted from additional paid-in capital of the combined business.
Reclassifications
Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year presentation.
Adopted Accounting Pronouncements
In December 2019, the FASB issued accounting standards update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (ASC 740). This standard simplifies the accounting for income taxes by (i) eliminating certain exceptions within ASC 740 and (ii) clarifying and amending the existing guidance to enable consistent application of ASC 740. We adopted ASU 2019-12 on January 1, 2021. This adoption did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC 848). The FASB issued a subsequent amendment to the initial guidance in January 2021 with ASU 2021-01. This standard provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied through December 31, 2022. This adoption did not have a material impact on our consolidated financial statements.

3.BUSINESS COMBINATION
The Business Combination was accounted for as a reverse recapitalization, where Aspirational was treated as the acquired company for financial reporting purposes. This accounting treatment is the equivalent of Wheels Up issuing stock for the net assets of Aspirational, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Accordingly, WUP is deemed the accounting predecessor of the combined business, and Wheels Up, as the parent company of the combined business, is the successor SEC registrant, meaning that all historical financial information presented in the condensed consolidated financial statements represents the accounts of WUP.

Upon closing of the Business Combination, all outstanding WUP common interests and WUP preferred interests (including WUP restricted interests), as well as shares underlying WUP options, were converted into 190.0 million shares of Class A common stock and rolled over into the combined business. In addition, there were 29.0 million outstanding WUP profits interests recapitalized in connection with the Business Combination that can be exchanged on a value-for-value basis for Class A common stock subject to vesting.
All references to numbers of common shares and per common share data prior to the Business Combination in these condensed consolidated financial statements and related notes have been retroactively adjusted to account for the effect of the reverse recapitalization. The reported share and per share amounts, have been converted by applying the exchange ratio established in the Merger Agreement of 0.4604, which was based on the Wheels Up implied price per share prior to the Business Combination (the “Exchange Ratio”). On the Closing Date, we received approximately $656.3 million in gross proceeds. In connection with the Business Combination, we incurred $70.4 million of transaction costs, consisting of advisory, legal, share registration and other professional fees, which are recorded within additional paid-in capital as a reduction of proceeds.
PIPE Investment
In connection with the Business Combination, Aspirational entered into subscription agreements with certain investors (the “PIPE Investors”), whereby Aspirational issued 55,000,000 shares of common stock at a price of $10.00 per share (the “PIPE Shares”) for an aggregate purchase price of $550 million (the “PIPE Investment”), which closed simultaneously with the consummation of the Business Combination. On the Closing Date, the PIPE Shares were automatically converted into shares of Class A common stock on a one-for-one basis.
Earnout Shares
Further, as part of the Business Combination, existing holders of WUP equity, including holders of profits interests and restricted interests, but excluding holders of stock options, have the right to receive up to an aggregate of 9,000,000 additional shares of Class A common stock in three equal tranches, which are issuable upon the achievement of Class A common stock share price thresholds of $12.50, $15.00, and $17.50 for any 20 trading days within a period of 30 consecutive trading days within five years of the Closing Date, respectively (the “Earnout Shares”).
Public Warrants and Private Warrants
The Warrants assumed in the Business Combination include (i) 7,991,544 redeemable warrants sold by Aspirational as part of its initial public offering (the “Public Warrants”) of 23,974,362 units, consisting of one share of Class A common stock and one-third of one warrant exercisable for Class A common stock and (ii) 4,529,950 warrants privately sold by Aspirational at a price of $1.50 per warrant (the “Private Warrants”) to Aspirational Consumer Lifestyle Sponsor LLC (the “Sponsor”) simultaneously with the closing of the Aspirational initial public offering exercisable for Class A common stock. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Private Warrant entitles the Sponsor to purchase one share of Class A common stock at a price of $11.50 per share.

4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Aircraft	$475,769	$473,509
Software development costs	32,129	22,414
Leasehold improvements	11,703	9,560
Computer equipment	2,147	1,846
Buildings and improvements	1,424	1,424
Furniture and fixtures	1,959	1,321
Tooling	2,890	1,296
Vehicles	800	597
	528,821	511,967

Less: Accumulated depreciation and amortization	(214,835)	(188,877)
Total	$313,986	$323,090
Depreciation and amortization expense of property and equipment was $8.4 million and $26.0 million for the three and nine months ended September 30, 2021, respectively, and $10.0 million and $31.0 million for the three and nine months ended September 30, 2020, respectively.
Capitalized costs related to the internal development of software was $3.9 million and $9.6 million for the three and nine months ended September 30, 2021, respectively, and $2.1 million and $5.1 million for the three and nine months ended September 30, 2020, respectively.
Amortization expense related to software development costs, included as part of depreciation and amortization expense of property and equipment, was $1.8 million and $4.8 million for the three and nine months ended September 30, 2021, respectively, and $1.2 million and $3.2 million for the three and nine months ended September 30, 2020, respectively.

5.     REVENUE
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Services transferred at a point in time:
Flights, net of discounts and fees	$218,360	$140,280	$621,494	$343,571
Aircraft management	55,388	36,107	151,405	87,737
Other	6,679	2,313	16,418	6,609

Services transferred over time:
Memberships	17,982	13,345	49,144	39,787
Aircraft management	2,617	2,295	7,435	5,679
Other	952	441	3,319	1,825
Total	$301,978	$194,781	$849,215	$485,208
Revenue in the condensed consolidated statements of operations is presented net of discounts and incentives of $5.0 million and $12.5 million, for the three and nine months ended September 30, 2021, respectively, and $2.8 million and $6.4 million for the three and nine months ended September 30, 2020, respectively.
Contract Balances
Receivables from member and customer contracts are included within accounts receivable, net. As of September 30, 2021 and December 31, 2020, gross receivables from members and customers were $60.5 million and $38.6 million, respectively. As of September 30, 2021 and December 31, 2020, undeposited funds were $14.0 million and $14.1 million, respectively. As of September 30, 2021 and December 31, 2020, the allowance for expected credit losses was $5.5 million and $2.3 million, respectively.
Deferred revenue consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Flights - Prepaid Blocks and jet cards	$538,695	$609,490
Memberships - annual dues	36,771	32,016
Memberships - initiation fees	4,034	3,870
Flights - credits	6,780	7,291
Other	987	411
Deferred revenue - total	587,267	653,078

Less: Deferred revenue - current	(585,319)	(651,096)
Deferred revenue - non-current	$1,948	$1,982

Changes in deferred revenue for the nine months ended September 30, 2021 were as follows (in thousands):

Deferred revenue - beginning balance	$653,078
Amounts deferred during the period	611,985
Revenue recognized from amounts included in the deferred revenue beginning balance	(368,922)
Revenue from current period sales	(308,874)
Deferred revenue - ending balance	$587,267
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2021 approximates $101.7 million, $393.2 million, $46.3 million and $46.0 million for 2021, 2022, 2023 and 2024, respectively.
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $3.4 million and $7.4 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $2.2 million for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2021 and December 31, 2020, capitalized sales commissions and referral fees of $6.2 million and $5.0 million, respectively, are in prepaid expenses and other current assets and $1.0 million and $0.8 million, respectively, are in other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $2.4 million and $5.9 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $3.9 million for the three and nine months ended September 30, 2020, respectively.
6.    ACQUISITIONS
Mountain Aviation, LLC Acquisition
On January 5, 2021, we acquired all of the outstanding equity of Mountain Aviation, LLC (“Mountain Aviation”) for a total purchase price of $40.2 million, consisting of $30.2 million in WUP common interests and $10.0 million in cash. In addition, there is a potential incremental cash earn-out of up to $15.0 million based on achieving certain financial performance metrics related to certain special missions, which represents contingent consideration, and would be payable in the second quarter of 2023 to the extent achieved. The estimated fair value of the earn-out payment using a Monte Carlo simulation model as of the acquisition date was $0. As a result, we have not recorded a liability for the fair value of contingent consideration payable on the condensed consolidated balance sheet as of September 30, 2021. The valuation of the earn-out is based on significant inputs that are not observable in the market; therefore, it is a Level 3 financial instrument. Mountain Aviation adds to our Super-Midsize jet fleet and operations, provides full-service in-house maintenance capabilities, expands our presence in the Western United States and enhances our on-demand transcontinental charter flight capabilities. Acquisition-related costs for Mountain Aviation of $2.0 million were included in general and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2021. The acquisition of Mountain Aviation was determined to be a business combination.

As of the date of acquisition, the total preliminary purchase price allocated to the Mountain Aviation assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

Current assets	$32,884
Property and equipment	741
Intangible assets	5,040
Goodwill	37,021
Other assets	45,874
Total assets acquired	121,560
Total liabilities assumed	(81,388)
Net assets acquired	$40,172
Current assets of Mountain Aviation included $17.8 million of cash and $10.7 million of accounts receivable, including $1.5 million owed from Wheels Up that was eliminated in consolidation upon acquisition.
The above initial fair value estimates of the assets acquired and liabilities assumed were provisional based on the information that was available as of the acquisition date.
Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. The allocated value of goodwill primarily relates to anticipated synergies and economies of scale by combining the use of Mountain Aviation's aircraft, maintenance capabilities and existing business processes with our other acquisitions. The acquired goodwill is approximately 25.0% deductible for tax purposes.
The amounts allocated to acquired intangible assets and their associated weighted-average amortization periods, were determined based on the period the assets are expected to contribute directly or indirectly to our cash flows, consists of the following:

	Amount (In thousands)	Weighted-Average Amortization Period (Years)
Customer relationships	$4,600	6.0
Trade name	330	1.0
Non-competition agreement	110	1.0
Total acquired intangible assets	$5,040	5.8
The results of Mountain Aviation were included in the condensed consolidated statement of operations from the date of acquisition. Revenue for Mountain Aviation was $87.2 million, net of intercompany eliminations, and income from operations was $11.5 million from the date of acquisition through September 30, 2021.
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary represents the consolidated results of operations as if the 2020 acquisitions of Wheels Up Private Jets LLC and Gama Aviation LLC (“Gama”) had been completed as of January 1, 2020, and the 2021 acquisition of Mountain Aviation had been completed as of January 1, 2020. The unaudited pro forma financial results for 2021 reflect the results for the three and nine months ended September 30, 2021, as well as the effects of pro forma adjustments for the transaction in 2021. The unaudited pro forma financial information includes the accounting effects of the acquisition, including adjustments to the amortization of intangible assets, and professional fees associated with the transaction. The pro forma results were based on estimates and assumptions, which we believe are reasonable. The unaudited pro forma summary does not necessarily reflect the actual results that would have been achieved had the companies been combined during the periods presented, nor is it necessarily indicative of future consolidated results (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$301,978	$226,266	$851,330	$616,894
Net income (loss)	$(59,455)	$19,081	$(121,564)	$(55,652)
Net income (loss) attributable to Wheels Up Experience Inc.	$(58,617)	$17,560	$(115,401)	$(51,372)
Net income (loss) per share	$(0.25)	$0.11	$(0.60)	$(0.32)

7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill for the nine months ended September 30, 2021, was as follows (in thousands):

Balance as of December 31, 2020	$400,160
Acquisition of Mountain Aviation	37,021
Balance as of September 30, 2021	$437,181
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$13,644	$66,356
Customer relationships	74,600	12,478	62,122
Non-competition agreement	210	181	29
Trade name	14,230	4,739	9,491
Developed technology	19,545	5,675	13,870
Leasehold interest - favorable	600	52	548
Total	$189,185	$36,769	$152,416

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$7,645	$72,355
Customer relationships	70,000	6,609	63,391
Non-competition agreement	100	100	—
Trade name	13,900	2,487	11,413
Developed technology	19,545	3,559	15,986
Leasehold interest - favorable	600	35	565
Total	$184,145	$20,435	$163,710

Amortization expense of intangible assets was $5.4 million and $16.0 million for the three and nine months ended September 30, 2021, respectively, and $5.2 million and $14.4 million for the three and nine months ended September 30, 2020, respectively.
Intangible Liabilities
The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$3,417	$16,583

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$1,917	$18,083
Amortization of intangible liabilities, which reduces amortization expense was $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, respectively.
Future amortization expense of intangible assets and intangible liabilities held as of September 30, 2021 are as follows (in thousands):

Year ending December 31,	Intangible Assets	Intangible Liabilities
2021	$5,450	$500
2022	20,124	2,000
2023	19,864	2,000
2024	19,701	2,000
2025	19,288	2,000
Thereafter	67,989	8,083
Total	$152,416	$16,583

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash Equivalents
As of September 30, 2021 and December 31, 2020, investments in money market funds recorded as cash equivalents on the condensed consolidated balance sheets were $408.1 million and $103.5 million, respectively.
Interest income from cash equivalents of $7 thousand and $25 thousand were recorded in interest income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively, and $36 thousand and $0.5 million for the three and nine months ended September 30, 2020, respectively.
Restricted Cash
As of September 30, 2021 restricted cash on the condensed consolidated balance sheet represents amounts held by financial institutions to establish a standby letter of credit required by the lessor of certain corporate office space. As of December 31, 2020, restricted cash also included $10.0 million related to amounts held by third-party lenders to collateralize our November 2013 secured credit facility (the “1st Facility”), as amended in August 2014 to increase the availability under the 1st Facility to a total of $175.4 million (collectively, the “Amended 1st Credit Facility”).
A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is shown below (in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$535,253	$104,355
Restricted cash	2,177	30,484
Total	$537,430	$134,839
Air Carrier Payroll Support Program
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides aid in the form of loans, grants, tax credits, and other forms of government assistance. Specifically, the CARES Act provided the airline industry with up to $25.0 billion in grants with assurances the support was to be used exclusively for employee salaries, wages, and benefits.
During 2020, Wheels Up applied for government assistance under the Payroll Support Program from the U.S. Department of the Treasury (the “Treasury”) as directed by the CARES Act. We were awarded a total grant of $76.4 million to support ongoing operations through payroll funding. For the nine months ended September 30, 2020 we received grant proceeds of $74.2 million. We utilized $51.6 million and $64.9 million of the grant proceeds to offset payroll expenses incurred for the three and nine months ended September 30, 2020, respectively, and the remaining balance was included as restricted cash to offset subsequent payroll expenses incurred during 2020.
The support payments were conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include continuing essential air service as directed by the Department of Transportation (“DOT”) and certain limitations on executive compensation. Based on the amount received, we were not required to provide financial protection to the Treasury in conjunction with the payroll support obtained.

9.    FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, an exit price, in an orderly transaction between unaffiliated willing market participants on the measurement date under current market conditions. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available and activity in the markets used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Level 1 -	Quoted prices, unadjusted, in active markets for identical assets or liabilities that can be accessed at the measurement date.

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 -	Unobservable inputs developed using our own estimates and assumptions, which reflect those that market participants would use in pricing the asset or liability.

Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consist of the following (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$408,056	$—	$—	$408,056

Liabilities:
Warrant liability - Public Warrants	10,150	—	—	10,150
Warrant liability - Private Warrants	—	5,798	—	5,798
Total liabilities	$10,150	$5,798	$—	$15,948

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$103,472	$—	$—	$103,472
The carrying amount of money market funds approximates fair value and is classified within Level 1 because we determined the fair value through quoted market prices.
The Warrants were accounted for as a liability in accordance with ASC 815-40 (see Note 19). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.
As of the Closing Date and September 30, 2021, we valued the Warrants by applying the valuation technique of a Monte Carlo simulation model to reflect the redemption conditions. We used Level 1 inputs for the Public Warrants and Level 2 inputs for the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2020	$—	$—	$—
Assumption of Warrants in Business Combination	17,981	10,238	28,219
Change in fair value of warrant liability	(7,831)	(4,440)	(12,271)
Fair value as of September 30, 2021	$10,150	$5,798	$15,948

10.    LONG-TERM DEBT
On July 21, 2021, in connection with proceeds received from the Business Combination, we repaid substantially all of the outstanding principal of our long-term debt, together with all accrued and unpaid interest in the amount of $175.5 million.
The principal balances of all outstanding debt, unamortized debt discounts, and unamortized deferred financing costs are as follows (in thousands):

	September 30, 2021	December 31, 2020
Amended 1st Credit Facility:
A-1	$—	$11,811
A-2	—	7,874
A-3	—	28,104
B	—	8,119

2nd Credit Facility:
A	—	55,450
B	—	24,510

3rd Credit Facility:
A	—	53,334

Promissory Notes	153	24,879

CARES Act Paycheck Protection Program Loan	—	—
	153	214,081
Less: Unamortized debt discount	—	(615)
Less: Unamortized deferred financing costs	—	(2,377)
	153	211,089
Less: Current maturities of long-term debt	(131)	(62,678)
Total	$22	$148,411
Amortization expense for debt discounts and deferred financing costs of $0 and $0.6 million were recorded in interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively. As a result of the early payoff of our long-term debt, we recorded a $2.4 million loss on extinguishment of debt for the three and nine months ended September 30, 2021, related to the write off of unamortized debt discounts and deferred financing costs.
CARES Act Paycheck Protection Program Loan
Mountain Aviation applied for a loan (the “PPP Loan”), which was approved and received prior to our acquisition of the company (see Note 6). Mountain Aviation received the PPP Loan on April 14, 2020 from Zions Bancorporation N.A. dba Vectra Bank (“Vectra”) under the U.S. Small Business Administration's (“SBA’s”) Paycheck Protection Program (“PPP”) enacted as part of the CARES Act in the principal amount of $3.2 million. In connection with the acquisition, a portion of the purchase price was placed in an escrow account at Vectra, to be paid to Vectra if and to the extent the PPP Loan were not to be forgiven by the SBA under the PPP. The seller of Mountain Aviation agreed to pay any amounts owed under the PPP Loan in excess of the amount in escrow and agreed to indemnify us for any obligations we incurred under the PPP Loan to the extent not satisfied from the escrow account. The PPP loan was forgiven by the SBA on June 9, 2021 and the amount of sales proceeds held in escrow were released to the seller.
Debt Covenants
Our credit facilities contained certain restrictive covenants. For all periods presented, we have satisfied these covenants.
Fair Value of Debt
The carrying amount of our debt approximated fair value based on the interest rates currently available for debt with similar terms and remaining maturities. We utilized Level 2 inputs to determine the fair value.

11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to various legal actions arising in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our condensed consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we currently believe to be immaterial, does not become material in the future.
Agreements with Operators
We lease certain of our owned and leased aircraft to Gama, a Federal Aviation Administration licensed and DOT registered air carrier, to operate our aircraft. Gama was a third-party independent operator through March 2, 2020, which is the date we executed a purchase agreement to acquire the business. The total amount of fees, net of lease payments from Gama, was $25.7 million from January 1, 2020 through the acquisition date and are included in cost of revenue in the condensed consolidated statements of operations for the nine months ended September 30, 2020.
Brand Ambassador Program
From time to time, we enter into various barter arrangements with third-parties in which there is an agreement to provide a specified amount of flight time, valued in either hours or dollars, in exchange for media advertising, marketing credits or other activities that promote brand awareness. Revenue recognized as a result of nonmonetary transactions was $1.5 million and $2.8 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2020, respectively, while expenses included in sales and marketing in the condensed consolidated statement of operations as a result of the same barter arrangements were $1.2 million and $2.3 million, for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $2.0 million for the three and nine months ended September 30, 2020, respectively. The balances for flight revenue and advertising or other marketing credits that have yet to be consumed are included in accrued expenses and prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the accrued expenses associated with these barter transactions was $2.9 million and $3.5 million, respectively, and the prepaid expenses and other current assets was $0.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental United States, which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees, and surcharges relating to our activity. As of September 30, 2021 and December 31, 2020, respectively, we estimate the potential exposure to such tax liability to be $7.9 million and $6.6 million, the expense for which is included in accrued expenses on the condensed consolidated balance sheets and cost of revenue in the condensed consolidated statements of operations.

12.    LEASES
Leases primarily pertain to certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars, which are all accounted for as operating leases.
Our leases do not contain residual value guarantees, covenants, or other associated restrictions. We have certain variable lease agreements with aircraft owners that contain payment terms based on an hourly lease rate multiplied by the number of flight hours during a month. Variable lease payments were $3.2 million and $12.1 million for the three and nine months ended September 30, 2021, respectively, and $2.7 million and $7.9 million for the three and nine months ended September 30, 2020, respectively.
The components of net lease cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$12,643	$6,043	$29,900	$15,435
Short-term lease costs	3,331	3,907	16,139	12,085
Total lease costs	$15,974	$9,950	$46,039	$27,520
Costs related to leased aircraft and operational facilities were $14.4 million and $41.1 million for the three and nine months ended September 30, 2021, respectively, and $8.1 million and $22.4 million for the three and nine months ended September 30, 2020, respectively, and are included in cost of revenue in the condensed consolidated statements of operations. Costs related to leased corporate headquarters and other office space including expenses for non-lease components were $1.6 million and $4.7 million for the three and nine months ended September 30, 2021, respectively, and $1.8 million and $5.0 million for the three and nine months ended September 30, 2020, respectively, and are included in general and administrative expense in the condensed consolidated statements of operations.
Supplemental cash flow information related to leases are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$27,773	$20,072
Right-of-use assets obtained in exchange for operating lease obligations	$62,856	$51,519
Supplemental balance sheet information related to leases are as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	6.5	7.5
Weighted-average discount rate:
Operating leases	9.5%	9.5%

Maturities of lease liabilities, as of September 30, 2021, are as follows (in thousands):

Year ending December 31,	Operating Leases
2021	$9,991
2022	36,555
2023	30,948
2024	19,356
2025	14,695
Thereafter	51,498
Total lease payments	163,043
Less: Imputed interest	(43,641)
Total lease obligations	$119,402
13.    EQUITY
Pursuant to the Wheels Up Experience Inc. certificate of incorporation, which was filed on June 23, 2021, we are authorized to issue 2,500,000,000 shares of Class A common stock, with a par value of $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share. Holders of Class A common stock are entitled to one vote per each share.
In January 2021, WUP issued common interests that, following conversion in the Business Combination, represented 3,968,900 common shares issued at $7.60 per share as part of the acquisition of Mountain Aviation (see Note 6).

14.    EQUITY-BASED COMPENSATION
Currently, we have the following nine equity-based compensation plans that were approved by the board of directors of WUP prior to the Business Combination, Wheels Up Partners Holdings LLC Equity Incentive Plan (“'MIP Plan”), Wheels Up Partners Holdings LLC Equity Incentive Plan II (“MIP Plan II”); Wheels Up Partners Holdings LLC Equity Incentive Plan III (“MIP Plan III”); Wheels Up Partners Holdings LLC Equity Incentive Plan IV (“MIP Plan IV”); and Wheels Up Partners Holdings LLC Equity Incentive Plan V (“MIP Plan V”); Wheels Up Partners Holdings LLC Equity Incentive Plan VI (“MIP Plan VI”); Wheels Up Partners Holdings LLC Equity Incentive Plan VII (“MIP Plan VII”) and Wheels Up Partners Holdings LLC Equity Incentive Plan VIII (“MIP Plan VIII”); which collectively constitute the management incentive plan and the Wheels Up Partners Holdings LLC Option Plan, which is the WUP stock option plan. As of September 30, 2021, no grants can be made under the WUP management incentive plan or the WUP stock option plan.
In connection with the Business Combination, the board of directors (the “Board”) of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP Plan”), for employees, consultants and other qualified persons. The 2021 LTIP Plan provides for the grant of incentive options, nonstatutory options, restricted stock, RSUs, rights, dividend equivalents, other stock-based awards, performance awards, cash awards or any combination of the foregoing.
As of the Closing Date, the Board granted accelerated vesting of 18 months on all outstanding equity-based compensation awards in connection with the Business Combination. This modification to our awards resulted in the acceleration of all remaining compensation cost due to a shorter requisite service period as compared to the original award. There was no change to the fair value or incremental compensation cost incurred.
Management Incentive Plan
As of September 30, 2021, the Board had authorized and issued an aggregate of 31.3 million profits interests under the WUP management incentive plan.

The following table summarizes the profits interests activity under the WUP management incentive plan as of September 30, 2021:

	Number of Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding profits interests as of January 1, 2021	29,111	$0.42
Granted	—	—
Exercised	(206)	0.74
Expired/forfeited	—	—
Outstanding profits interests as of September 30, 2021	28,905	$0.42
The weighted-average remaining contractual term as of September 30, 2021 for profits interests outstanding was approximately 9.8 years.
The following table summarizes the status of non-vested profits interests as of September 30, 2021:

	Number of Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested profits interests as of January 1, 2021	12,619	$0.29
Granted	—
Vested	(7,886)	0.25
Forfeited	—	—
Non-vested profits interests as of September 30, 2021	4,733	$0.35
The total unrecognized compensation cost related to non-vested profits interests was $1.7 million as of September 30, 2021 and is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of vested profits interests amounted to $2.0 million for the nine months ended September 30, 2021.
As of September 30, 2021, under MIP Plan VII, the Board authorized and issued to certain Wheels Up employees an aggregate of 4.7 million restricted interests under the WUP management incentive plan.
The following table summarizes the restricted interests activity under the WUP management incentive plan as of September 30, 2021:

	Number of Restricted Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested and outstanding restricted interests as of January 1, 2021	4,662	$3.98
Granted	—	—
Vested	—	—
Expired/forfeited	—	—
Non-vested and outstanding restricted interests as of September 30, 2021	4,662	$3.98
The weighted-average remaining contractual term as of September 30, 2021 for restricted interests outstanding was approximately 8.3 years.

The total unrecognized compensation cost related to non-vested restricted interests was $5.9 million as of September 30, 2021. Restricted interests are time and performance-based awards that vest with a change in control or initial public offering. As a result, we started recording compensation cost for restricted interests on the Closing Date.
The restricted interests granted vest when both of the following conditions exist: (i) ratably over a four-year service period and (ii) upon the first to occur of (A) a change of control and (B) the later to occur of (1) six months after an initial public offering and (2) 30 days after the expiration of any applicable lock-up period in connection with an initial public offering.
Stock Option Plan
As of September 30, 2021, the number of stock options authorized and issued in aggregate under the stock option plan was 17.5 million.
The following table summarizes the activity under the stock option plan as of September 30, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding stock options as of January 1, 2021	16,284	$7.51	$1.17
Granted	921	10.00	3.54
Exercised	(230)	7.19	0.78
Expired/forfeited	(49)	7.19	0.67
Outstanding stock options as of September 30, 2021	16,926	$7.65	$1.31
Exercisable stock options as of September 30, 2021	11,747	$7.39	$1.03
The aggregate intrinsic value as of September 30, 2021 for stock options that were outstanding and exercisable was $0.1 million.
The weighted-average remaining contractual term as of September 30, 2021 for stock options that were outstanding and exercisable was approximately 8.0 years and 7.7 years, respectively.
The following table summarizes the status of non-vested stock options as of September 30, 2021:

	Number of Stock Options	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested stock options as of January 1, 2021	10,987	$1.41
Granted	921	3.54
Vested	(6,681)	1.29
Forfeited	(48)	0.67
Non-vested stock options as of September 30, 2021	5,179	$1.94
The total unrecognized compensation cost related to non-vested stock options was $9.6 million as of September 30, 2021 and is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of stock options vested approximated $8.6 million for the nine months ended September 30, 2021.
LTIP Plan
As of September 30, 2021, the Board authorized an aggregate of 27.3 million shares for issuance under the 2021 LTIP Plan and 5.9 million RSUs were outstanding.

The following table summarizes the activity under the 2021 LTIP Plan related to RSUs as of September 30, 2021:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested and outstanding RSUs as of January 1, 2021	—	$—
Granted	5,856	7.48
Vested	—	—
Forfeited	—	—
Non-vested and outstanding RSUs as of September 30, 2021	5,856	$7.48
The total unrecognized compensation cost related to non-vested RSUs was $43.2 million as of September 30, 2021 and is expected to be recognized over a weighted-average period of 2.9 years.
Equity-Based Compensation Expense
Compensation expense for profits interests recognized in the condensed consolidated statements of operations was $1.0 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively.
Compensation expense for restricted interests recognized in the condensed consolidated statements of operations was $12.6 million for the three and nine months ended September 30, 2021 and $0 for the three and nine months ended September 30, 2020.
Compensation expense for stock options recognized in the condensed consolidated statements of operations was $5.4 million and $7.7 million for the three and nine months ended September 30, 2021, respectively, and $0.9 million and $1.7 million for the three and nine months ended September 30, 2020, respectively.
Compensation expense for RSUs recognized in the condensed consolidated statements of operations was $0.6 million for the three and nine months ended September 30, 2021.
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$679	$109	$779	$226
Technology and development	619	129	806	342
Sales and marketing	2,449	261	2,901	814
General and administrative	24,159	669	26,182	1,142
Total equity-based compensation expense	$27,906	$1,168	$30,668	$2,524
Earnout Shares
The 9,000,000 Earnout Shares vest with the achievement of separate market conditions. One-third of the Earnout Shares will meet the market condition when the closing Class A common stock price is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days within five years of the Closing Date. An additional one-third will vest when the Class A common stock is greater than or equal to $15.00 over the same measurement period. The final one-third will vest when the Class A common stock is greater than or equal to $17.50 over the same measurement period.
Earnout Shares that are attributable to WUP profits interests and restricted interests require continued employment as of the date on which each of the Earnout Share market conditions are met. In the event such Earnout Shares are forfeited, the number of shares that could be issued will be redistributed on a pro-rata basis to all other Earnout Share holders. Upon redistribution to any holder of WUP profits interests or restricted interests, such awards will be recorded as new awards. There have been no forfeitures of Earnout Shares as of September 30, 2021.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million and will be recognized as compensation expense on a graded vesting basis over the derived service period or shorter if the Earnout Shares vest. The derived service period began on the Closing Date and is a weighted-average period of 1.7 years.
Based on the Class A common stock trading price the market conditions were not met and no Earnout Shares vested as of September 30, 2021. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was $8.3 million for the three and nine months ended September 30, 2021. The total unrecognized compensation cost related to Earnout Shares was $49.6 million as of September 30, 2021 and is expected to be recognized over 1.5 years.

15.    NON-CONTROLLING INTERESTS
MIP LLC is a single purpose entity formed for the purpose of administering and effectuating the award of profits interests to employees, consultants, and other qualified persons. Wheels Up is the sole managing member of MIP LLC and, as a result, consolidates the financial results of MIP LLC. We record non-controlling interests representing the ownership interest in MIP LLC held by other members of MIP LLC. In connection with the Business Combination, the Seventh Amended and Restated LLC Agreement was adopted, allowing members of MIP LLC, subject to certain restrictions, to exchange their vested profits interests for cash or a corresponding number of shares of Class A common stock, at the option of Wheels Up, based on the value of such profits interests relative to their applicable participation threshold.
The decision of whether to exchange profits interests for cash or Class A common stock is made solely at the discretion of Wheels Up. Accordingly, the profits interests held by MIP LLC are treated as permanent equity and changes in the ownership interest of MIP LLC are accounted for as equity transactions. Future exchanges of profits interests will reduce the amount recorded as non-controlling interests and increase additional paid-in-capital on the condensed consolidated balance sheets.
The calculation of non-controlling interests is as follows:

	September 30, 2021		December 31, 2020
Number of LLC common units held by Wheels Up(1)	245,583,108	98.7%	169,717,146	91.1%
Number of vested profits interests attributable to non-controlling interests(2)	3,285,315	1.3%	16,492,865	8.9%
Total LLC common units and vested profits interests outstanding	248,868,423	100.0%	186,210,011	100.0%
(1) LLC common units represent an equivalent ownership of Class A common stock outstanding.
(2) Based on the closing price of Class A common stock on the last trading day of the period, there would be 24,173,465 LLC common units issuable upon conversion of vested and unvested profits interests outstanding as of September 30, 2021.
Weighted average ownership percentages are used to allocate net income (loss) to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted average ownership percentage was 1.4% and 5.1% for the three and nine months ended September 30, 2021, respectively, and 8.0% and 7.7% for the three and nine months ended September 30, 2020, respectively.

16.    RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights, and flight-related services.
As of December 31, 2020, a stockholder held a portion of the debt outstanding under our credit facilities.
We incurred expenses of $1.4 million and $3.2 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $2.8 million for the three and nine months ended September 30, 2020, respectively, from transactions related to a commercial cooperation agreement with our stockholder Delta Air Lines, Inc. (“Delta”), of which $4.3 million and $3.0 million are included in accrued expenses on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. In addition, we provided $0.4 million and $1.6 million of flights to certain persons currently and previously affiliated with Delta at a discount to our retail pricing for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, respectively. Delta provided Wheels Up pilots airfare for business travel at no cost during the periods presented. We incurred expenses of $0.2 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, for an aircraft leased from the company of a stockholder.
We incurred expenses of $23 thousand and $69 thousand for the three and nine months ended September 30, 2021, respectively, and $23 thousand for the three and nine months ended September 30, 2020, respectively, with the company of a stockholder for consultation services on employee benefits. We incurred expenses of $0 for the three and nine months ended September 30, 2021 and $8 thousand and $29 thousand for the three and nine months ended September 30, 2020, respectively, with a company in which a Wheels Up executive and a member of the Board holds an ownership interest. We incurred expenses of $0.1 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million for the three and nine months ended September 30, 2020, respectively, for an immediate family member of a Wheels Up executive and a member of the Board who was a full-time employee.
Employee Loans Receivable
In January 2016, a senior executive of Wheels Up borrowed $5.0 million from Wheels Up. The borrower executed an interest bearing secured promissory note with a maturity date of January 17, 2025. The interest rate on the loan is 1.8% per annum, which is payable upon the maturity date. Based on our anticipation that the Board was ultimately going to decide to forgive the senior executive loan, a full reserve was previously recorded on the amount outstanding. Prior to the effectiveness of the registration statement on Form S-4 filed by Aspirational, which the SEC declared effective on June 23, 2021, the Board forgave the senior executive loan. As of December 31, 2020, a Gama senior executive had borrowed $0.1 million that was fully repaid in January 2021.

17.    NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Wheels Up Experience Inc. - basic and diluted	$(58,485)	$18,909	$(114,050)	$(47,348)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	235,341	165,055	191,057	161,649
Basic and diluted net income (loss) per share of Class A common stock	$(0.25)	$0.11	$(0.60)	$(0.29)
There were no dividends declared or paid for the three and nine months ended September 30, 2021 or 2020.
Basic and diluted net income (loss) per share were computed using the two-class method. The two-class method is an allocation formula that determines earnings or loss per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings or losses. Shares of unvested restricted stock are considered participating securities because these awards contain a non-forfeitable right to participate equally in any dividends prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. WUP restricted interests were converted into shares of restricted stock as of the Closing Date (see Note 3). All issued and outstanding shares of restricted stock, whether vested or unvested, are included in the weighted-average shares of Class A common stock outstanding beginning on the Closing Date.
Profits interests held by other members of MIP LLC, which comprise the non-controlling interests (see Note 15), are not subject to the net income (loss) per share calculation until such time the vested profits interests are actually exchanged for shares of Class A common stock.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Warrants	10,870,308	—	3,623,436	—
Earnout Shares	7,813,187	—	2,604,396	—
RSUs	836,499	—	279,858	—
Stock options	16,879,379	11,153,335	16,463,474	10,494,947
Total anti-dilutive securities	36,399,373	11,153,335	22,971,164	10,494,947

18.    INCOME TAXES
We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income or loss of Wheels Up Partners Holdings LLC, as well as any standalone income or loss Wheels Up generates. Wheels Up Partners Holdings LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, any taxable income or loss generated by Wheels Up Partners Holdings LLC is passed through to and included in the taxable income or loss of its members, including Wheels Up.
We recorded income tax expense of $0 for the three and nine months ended September 30, 2021 and September 30, 2020. The effective tax rate was 0.0% for the three and nine months ended September 30, 2021 and September 30, 2020. Our effective tax rate for the three months and nine months ended September 30, 2021 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. For the periods prior to the Business Combination, there is no income tax expense recorded as Wheels Up Partners Holdings LLC, as a partnership, is not subject to U.S. federal and most applicable state and local income taxes.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of its deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of September 30, 2021, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the deferred assets will not be realized. Accordingly, a full valuation allowance has been established.

19.    WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 Public Warrants and 4,529,950 Private Warrants. Upon the Closing Date, Wheels Up assumed the Warrants. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Warrants become exercisable on the later of (a) 30 days after the completion of the Business Combination and (b) 12 months from the closing of the Aspirational initial public offering on September 25, 2020, and expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.
Redemption of Warrants when the price of Class A common stock equals or exceeds $18.00:
Once the Warrants become exercisable, Wheels Up may redeem the outstanding Warrants (except as described below with respect to the Private Warrants):
•in whole and not in part;
•at a price of $0.01 per Warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each Warrant holder; and
•if, and only if, the last reported Class A common stock sales price for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which Wheels Up sends the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).
Redemption of warrants when the price of Class A common stock equals or exceeds $10.00:
Once the Warrants become exercisable, Wheels Up may redeem the outstanding Warrants:
•in whole and not in part;
•at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of Class A common stock;
•if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and
•if the Reference Value is less than $18.00 per share (as adjusted), the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

The exercise price and number of shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of shares at a price below its exercise price. Additionally, in no event will Wheels Up be required to net cash settle the Public Warrants.
The Private Warrants are identical to the Public Warrants underlying the units sold in the Aspirational Initial Public Offering, except that the Private Warrants and the Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by Wheels Up and exercisable by such holders on the same basis as the Public Warrants.
In connection with the Business Combination, we filed a Registration Statement on Form S-1 that was declared effective by the SEC on August 24, 2021. This Registration Statement relates to the issuance of an aggregate of 12,521,494 shares of Class A common stock underlying the Warrants. As of September 30, 2021, there have not been any Warrants exercised and 12,521,494 remain outstanding.
The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Warrants. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “Tender Offer Provision”).
We evaluated the Warrants under ASC 815-40-15, which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. We determined that the Private Warrants are not indexed to Class A common stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, we concluded the Tender Offer Provision included in the warrant agreement fails the classified as equity criteria as contemplated by ASC 815-40-25. As a result of the above, the Warrants are classified as derivative liabilities.

20.    SUBSEQUENT EVENTS
We evaluated events occurring subsequent to September 30, 2021, through November 10, 2021, the date on which the condensed consolidated financial statements were issued, for potential recognition and disclosure in the condensed consolidated financial statements. The following summarizes the subsequent events that require disclosure:
In October 2021, Wheels Up began entering into long-term contracts with certain third-party aircraft operators for access to a minimum number of aircraft and hours per month from these operators for a period in excess of a year. Deposits have been paid to these operators totaling $33.5 million as of the date hereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and our audited consolidated financial statements. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons including the risks faced by us described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Unless the context otherwise requires, references in this“Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,”“our,” and “the Company” are intended to mean the business and operations of Wheels Up and its consolidated subsidiaries.
Overview of Our Business
Our mission is to disrupt private aviation by delivering innovative, accessible, travel through cutting edge and simple-to-use proprietary technology and mobile applications. We have become a recognized market leader and are redefining private flying by leveraging our unique technology-enabled marketplace platform. We connect flyers to private aircraft, and to one another, creating memorable lifestyle experiences.
We have a diversified and evolving business model generating revenue through flights, membership fees, management of aircraft, and other services. We operate under one reportable segment, which is private aviation services.
Flight revenue includes both retail and wholesale charter. Wheels Up has one of the largest and most diverse mix of available aircraft in the industry. We have over 180 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets, more than half of which are Wheels Up branded aircraft. As of September 30, 2021, we also have a managed fleet across all cabin classes of approximately 160 aircraft and an extensive network of third-party operators available in our program fleet from whom we can access over 1,200 additional safety vetted and verified partner aircraft.
Members pay a fixed quoted amount for flights plus certain incidental or additional costs, if applicable. The quoted amount can be based on a contractual capped hourly rate or dynamically priced based on a number of variables at time of booking. Wholesale customers, such as charter flight brokers and third-party operators, primarily pay a fixed rate for flights. Members are also able to purchase Prepaid Blocks, which are dollar-denominated credits that can be applied to future costs incurred by members, including annual dues, flight services, and other incidental costs such as catering and ground transportation. Prepaid Block sales allow us to have a certain amount of revenue visibility into future flight and travel demand. Members who elect not to purchase a Prepaid Block “pay as they fly” by paying for their flights at the time of booking or after their flights.
Membership revenue is generated from initiation and annual renewal fees across three different annual subscription tiers — Connect, Core and Business — each of which is designed to provide the varying services required across a range of existing and potential private flyers. Core membership is ideal for the more frequent individual private flyer who wants guaranteed availability and pricing, high-touch account management, capped rates and values ultimate convenience and flexibility. The Business membership is best suited for companies of any size that want a broader group of individuals in their organization to be able to book and fly, while also requiring maximum flexibility to meet their business needs. Our Business customers include companies that fully-outsource their private travel solution to Wheels Up, including but not necessarily managing their privately- owned aircraft, and those that use Wheels Up to serve or supplement their in-house flight desks. We have offered Core and Business memberships with guaranteed aircraft availability and fixed rate pricing since our inception. During 2019, we launched Connect, our introductory membership tier. The Connect membership offers variable rate pricing on a per trip basis and is designed for the consumer with less frequent flight needs or who has more flexibility in their schedule or does not seek capped rate pricing. All membership options provide access through the Wheels Up App to on-demand charter flights, dynamic pricing, a variety of Shared Flights, empty-leg Hot Flights, Shuttles, and The Community, an online platform of members-only forums to facilitate flight sharing, enabling members to reduce their cost of flying private.

We have recently added a non-membership offering to tap into a larger addressable market and expand flyer participation in our marketplace. Non-member customers now have access to a full-scale marketplace of private aircraft through the Wheels Up mobile app, available on iOS and Android (the “Wheels Up App”) where they can view the real-time dynamic pricing for available aircraft classes, making it possible to instantaneously search, book and fly. These flyers are not required to purchase a membership but may pay additional transaction fees not applicable to members and do not receive membership benefits. In addition, non-member flyers do not have aircraft availability guarantees as members do and flights are priced dynamically at rates that are not capped.
In our aircraft management business, we manage aircraft for owners in exchange for a recurring contractual fee. Under the terms of many of our management agreements, in addition to owners utilizing their own aircraft, the managed aircraft may be used by us to fulfill member and non-member flights on a revenue sharing arrangement with the owner. Revenue associated with the management of aircraft also includes the recovery of owner incurred expenses as well as recharging of certain incurred aircraft operating costs.
In addition, we earn other revenue from fixed-base operator (“FBO”) and maintenance, repair and overhaul (“MRO”) ground services, flight management software subscriptions, sponsorship and partnership fees, and aircraft sales.
Recent Developments
Completion of the Business Combination
On July 13, 2021, we completed the Business Combination. We received approximately $656.3 million in gross proceeds in connection with the transaction.
Payoff of Credit Facilities and Promissory Notes
Shortly following the Closing Date, we repaid substantially all of the outstanding principal of the credit facilities and promissory notes, together with all accrued and unpaid interest in the amount of approximately $175.5 million.
Acquisitions
Mountain Aviation, LLC
On January 5, 2021, we acquired all the outstanding equity of Mountain Aviation. Mountain Aviation adds to our Super-Midsize jet fleet and operations, provides full-service in-house maintenance capabilities, expands our presence in the Western U.S. and enhances our on-demand transcontinental charter flight capabilities.
Business Impact of COVID-19
On March 11, 2020, the World Health Organization officially declared COVID-19 a pandemic. The unprecedented and rapid spread of COVID-19 led to economic and business uncertainties resulting from governmental restrictions on air travel, cancellation of large public events, businesses suspending in-person meetings and the closure of popular tourist destinations. The future effects of COVID-19 on our business, financial condition and results of operations are still uncertain and will depend on a number of factors outside of our control.
For the foreseeable future, we plan to continue the Wheels Up Safe Passage™ program introduced in response to the outbreak of COVID-19. During the year ended December 31, 2020, we incurred $1.2 million of costs for COVID-19 health and safety response initiatives and have forecasted a similar level of expense on a go-forward basis. We have not had and do not expect any material COVID-19 related contingencies, impairments, concessions, credit losses or other expenses in future periods.
Moving forward, we believe the COVID-19 global pandemic has led to a shift in consumer prioritization of wellness and safety, with private aviation viewed increasingly by those in the addressable market as a health-conscious decision rather than a discretionary luxury. We believe this will translate into an increase in flight demand over time.

Non-GAAP Financial Measures
In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, GAAP.
These non-GAAP financial measures are an addition, and not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any performance measures derived in accordance with GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information to investors, about Wheels Up. However, there are a number of limitations related to the use of these non-GAAP financial measures and their nearest GAAP equivalents, including that they exclude significant expenses that are required by GAAP to be recorded in Wheels Up’s financial measures. In addition, other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures may not be directly comparable to similarly titled measures of other companies.
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest income (expense), (ii) income tax expense, (iii) depreciation and amortization, (iv) equity-based compensation expense, (v) acquisition and integration related expenses, (vi) public company readiness related expenses, (vii) change in fair value of warrant liability, (viii) losses on the extinguishment of debt and (ix) other items not indicative of our ongoing operating performance, including the CARES Act grant and COVID-19 response initiatives for 2020. We include Adjusted EBITDA as a supplemental measure for assessing operating performance and for the following:
•Used in conjunction with bonus program target achievement determinations, strategic internal planning, annual budgeting, allocating resources and making operating decisions; and,
•Provides useful information for historical period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and variable amounts.
The following table reconciles Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(59,455)	$20,548	$(120,622)	$(51,292)
Add back (deduct)
Interest expense	782	5,614	9,503	18,127
Interest income	(7)	(36)	(25)	(503)
Depreciation and amortization	13,639	14,722	40,952	44,189
Equity-based compensation expense	27,906	1,168	30,668	2,524
Public company readiness expense(1)	2,455	40	3,298	242
Acquisition and integration expense(2)	644	376	5,017	7,694
CARES Act grant recognition	—	(51,646)	—	(64,923)
COVID-19 response initiatives(3)	—	323	—	773
Corporate headquarters relocation expense(4)	—	866	31	2,058
Change in fair value of warrant liability	(12,271)	—	(12,271)	—
Loss on extinguishment of debt	2,379	—	2,379	—
Adjusted EBITDA	$(23,928)	$(8,025)	$(41,070)	$(41,111)
__________________
(1)Includes costs primarily associated with compliance, updated systems and consulting in advance of transitioning to a public company.

(2)Consists mainly of system conversions, merging of operating certificates, re-branding costs and fees paid to external advisors in connection with strategic transactions.
(3)Includes expenses for the development of enhanced cleaning and operation protocols for our Safe Passage™ program due to COVID-19.
(4)Represents expenditures related to the build out and move to our new corporate headquarters in New York.
Adjusted Contribution and Adjusted Contribution Margin
We calculate Adjusted Contribution as gross profit (loss) excluding depreciation and amortization, and adjusted further for (i) equity-based compensation included in cost of revenue, (ii) acquisition and integration expense included in cost of revenue and (iii) other items included in cost of revenue that are not indicative of our ongoing operating performance, including COVID-19 response initiatives for 2020. Adjusted Contribution Margin is calculated by dividing Adjusted Contribution by total revenue. We include Adjusted Contribution and Adjusted Contribution Margin as supplemental measures for assessing operating performance and for the following:
•Used to understand our ability to achieve profitability over time through scale and leveraging costs; and,
•Provides useful information for historical period-to-period comparisons of our business and to identify trends.
The following table reconciles Adjusted Contribution to gross profit (loss), which is the most directly comparable GAAP measure (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$301,978	$194,781	$849,215	$485,208
Less: Cost of revenue	(283,495)	(171,338)	(773,191)	(446,632)
Less: Depreciation and amortization	(13,639)	(14,722)	(40,952)	(44,189)
Gross profit (loss)	4,844	8,721	35,072	(5,613)
Gross margin	1.6%	4.5%	4.1%	(1.2)%
Add back:
Depreciation and amortization	13,639	14,722	40,952	44,189
Equity-based compensation expense in cost of revenue	679	109	779	226
Acquisition and integration expense in cost of revenue	—	—	1,011	—
COVID-19 response initiatives in cost of revenue	—	117	—	395
Adjusted Contribution	$19,162	$23,669	$77,814	$39,197
Adjusted Contribution Margin	6.3%	12.2%	9.2%	8.1%

Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	As of September 30,
	2021	2020	% Change
Active Members	11,375	7,864	45%

	Three Months Ended September 30,
	2021	2020	% Change
Active Users	12,011	9,280	29%

Live Flight Legs	19,714	12,951	52%
Active Members
We define Active Members as the number of Connect, Core and Business membership accounts that generated membership revenue in a given period and are active as of the end of the reporting period. We use Active Members to assess the adoption of our premium offerings which is a key factor in our penetration of the market in which we operate and a key driver of membership and flight revenue.
Active Users
We define Active Users as Active Members and legacy Wheels Up Private Jets LLC (“WUPJ”) jet card holders as of the reporting date plus unique non-member consumers who completed a revenue generating flight at least once in a given period and excluding wholesale flight activity. While a unique consumer can complete multiple revenue generating flights on our platform in a given period, that unique user is counted as only one Active User. We use Active Users to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the market in which we operate and our growth in revenue.
Live Flight Legs
We define Live Flight Legs as the number of completed one-way revenue generating flight legs in a given period. The metric excludes empty repositioning legs and owner legs related to aircraft under management. We believe Live Flight Legs are a useful metric to measure the scale and usage of our platform, and our growth in flight revenue.
Component of Results of Our Operations
The key components of our results of operations include:
Revenue
Revenue is derived from flight, membership, aircraft management, and other services.
Flight revenue consists of retail, wholesale and special mission flights. Members can either pay as they fly or prepay for flights when they purchase a Prepaid Block.
Membership revenue is comprised of a one-time initiation fee paid at the commencement of a membership and recurring annual dues. In the first year of membership, a portion of the initiation fee is applied to annual dues. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the customer relationship period, which is currently estimated to be three years. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues are deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles Program as part of their membership, then a portion of the membership fee is allocated at contract inception.
Aircraft management revenue consists of contractual monthly management fees charged to aircraft owners, recovery of owner incurred expenses including maintenance coordination, cabin crew and pilots, and recharging of certain incurred aircraft operating costs such as maintenance, fuel, landing fees and parking. We pass recovery and recharge amounts back to owners at either cost or at a predetermined margin.
Other revenue primarily consists of (i) ground services derived from aircraft customers that use our FBO and MRO facilities, and (ii) flight-related services. In addition, other revenue includes subscription fees from third-party operators for access to our Avianis flight software, fees we may receive from third-party sponsorships and partnerships, and whole aircraft sales.
Costs and Expenses
Costs and expenses consist of the following components:
Cost of Revenue
Cost of revenue primarily consists of direct expenses incurred to provide flight services and facilitate operations, including aircraft lease costs, fuel, crew travel, maintenance and third-party flight costs. Cost of revenue also consists of compensation expenses, including equity-based compensation and related benefits for employees that directly facilitate flight operations. In addition, cost of revenue includes aircraft owner expenses incurred such as maintenance coordination, cabin crew and pilots, and certain aircraft operating costs such as maintenance, fuel, landing fees and parking.
Other Operating Expenses
Technology and Development
Technology and development expense primarily consists of compensation expenses for engineering, product development and design employees, including equity-based compensation, expenses associated with ongoing improvements to, and maintenance of, our platform offerings and other technology. Technology and development expense also includes software expenses and technology consulting fees.
Sales and Marketing
Sales and marketing expense primarily consists of compensation expenses in support of sales and marketing such as commissions, salaries, equity-based compensation and related benefits. Sales and marketing expense also includes expenses associated with advertising, promotions of our services, member experience, account management and brand-building.
General and Administrative
General and administrative expense primarily consists of compensation expenses, including equity-based compensation and related benefits for our executive, finance, human resources, legal and other personnel performing administrative functions. General and administrative expense also includes corporate office rent expense, third-party professional fees, acquisition and integration related expenses, public company readiness expenses and any other cost or expense incurred not deemed to be related to cost of revenue, sales and marketing expense or technology and development expense.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation of capitalized aircraft. Depreciation and amortization expense also includes amortization of capitalized software development costs and acquired finite-

lived intangible assets. We allocate overhead such as facility costs and telecommunications charges, based on department headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses are reflected in each operating expense category.
CARES Act Grant
Consists of government assistance received from the Treasury under the Payroll Support Program as directed by the CARES Act.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability consists of unrealized gain (loss) on Warrants assumed as part of the Business Combination, including Private Warrants and Public Warrants.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of the write off of unamortized debt discounts and deferred financing costs associated with the early repayment of our outstanding credit facilities and promissory notes.
Interest Income
Interest income primarily consists of interest earned on cash equivalents from deposits in money market funds and investments in commercial paper.
Interest Expense
Interest expense primarily consists of the interest paid or payable and the amortization of debt discounts and deferred financing costs on our credit facilities and promissory notes.
Income Tax Expense
Income taxes are recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial reporting and tax bases of existing assets and liabilities. These differences are measured using the enacted tax rates that are expected to be in effect when these differences are anticipated to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized.

Results of Our Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,		Change in
	2021	2020	$	%
Revenue	$301,978	$194,781	$107,197	55%

Costs and expenses:
Cost of revenue	283,495	171,338	112,157	65%
Technology and development	8,769	6,044	2,725	45%
Sales and marketing	22,157	13,655	8,502	62%
General and administrative	42,490	14,542	27,948	192%
Depreciation and amortization	13,639	14,722	(1,083)	(7)%
CARES Act grant	—	(51,646)	51,646	100%
Total cost and expenses	370,550	168,655	201,895	120%

Income (loss) from operations	(68,572)	26,126	(94,698)	(362)%

Other income (expense):
Change in fair value of warrant liability	12,271	—	12,271	100%
Loss on extinguishment of debt	(2,379)	—	(2,379)	100%
Interest income	7	36	(29)	(81)%
Interest expense	(782)	(5,614)	4,832	(86)%
Total other income (expense)	9,117	(5,578)	14,695	263%

Income (loss) before income taxes	(59,455)	20,548	(80,003)	(389)%

Income tax expense	—	—	—	100%

Net income (loss)	(59,455)	20,548	(80,003)	(389)%
Less: net income (loss) attributable to non-controlling interests	(970)	1,639	(2,609)	(159)%
Net income (loss) attributable to Wheels Up Experience Inc.	$(58,485)	$18,909	$(77,394)	(409)%

Revenue
Revenue increased by $107.2 million, or 55%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in revenue was primarily attributable to the following changes in flight revenue, membership revenue, aircraft management revenue and other revenue (in thousands, except percentages):

	Three Months Ended September 30,		Change in
	2021	2020	$	%
Flight	$218,360	$140,280	$78,080	56%
Membership	17,982	13,345	4,637	35%
Aircraft management	58,005	38,402	19,603	51%
Other	7,631	2,754	4,877	177%
Total	$301,978	$194,781	$107,197	55%
Flight revenue growth was primarily driven by a 52% increase in Live Flight Legs, which resulted in $73.3 million of growth, and a 2% increase in revenue per Live Flight Leg, which drove $4.8 million of year over year improvement. The increase in Live Flight Legs was primarily attributable to an increase in the number of Active Members, as well as an increase in flying by Active Members, the impact of COVID-19 on 2020 results and the acquisition of Mountain Aviation.
Growth in membership revenue was driven entirely by a 45% increase in Active Members but was impacted by an increased mix of members at promotional rates.
The increase in aircraft management revenue was primarily attributable to an increase in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which stem from increased flight activity.
The increase in other revenue was primarily attributable to an increase in whole aircraft sales where we acted as the broker, as well as ground and catering services, both of which increased due to an increase in Live Flight Legs.
Cost of Revenue
Cost of revenue increased by $112.2 million, or 65%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in cost of revenue is primarily attributable to an increase in Live Flight Legs and the increase in aircraft management revenue.
Adjusted Contribution Margin decreased 590 basis points for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, which was primarily attributable to cost pressures and supply constraints impacting the industry. Additionally, pilot availability and maintenance challenges also contributed to the decline in Adjusted Contribution Margin. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.
Other Operating Expenses
Technology and Development
Technology and development expenses increased by $2.7 million, or 45%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in technology and development expenses was primarily attributable to an increase of $2.0 million in employee compensation costs, which was partially offset by an increase in capitalized costs related to the development of internal use software of $0.4 million. Third-party consultant fees also increased $1.5 million, which was offset by a $1.4 million increase in capitalized costs related to internal use software. Additionally, equipment and enterprise software expense increased by $0.6 million and $0.4 million, respectively.

Sales and Marketing
Sales and marketing expenses increased by $8.5 million, or 62%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in sales and marketing was primarily attributable to increases in headcount and related compensation and allocable costs of $4.0 million. In addition, sales commissions increased $1.3 million from growth in memberships and flight revenue. For the three months ended September 30, 2020, we took certain cost saving measures to reduce headcount and related compensation costs, consistent with applicable CARES Act limitations, which returned to normal levels for the three months ended September 30, 2021. Additionally, expenses related to in-person Wheels Down events and member benefits increased $0.8 million as we resumed holding events for our members after COVID-19 restrictions were lifted. Lastly, advertising expense increased $2.4 million as we had reduced advertising spending during the three months ended September 30, 2020 as part of cost cutting measures to offset the impact of COVID-19.
General and Administrative
General and administrative expenses increased by $27.9 million, or 192%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to a $23.5 million increase in equity-based compensation due to accelerated vesting of all awards and restricted stock that vested in connection with the Business Combination. For the three months ended September 30, 2020, we took certain cost saving measures to reduce headcount and related compensation costs, consistent with applicable CARES Act limitations, which returned to normal levels for the three months ended September 30, 2021. In addition, for the three months ended September 30, 2021, public company readiness related costs increased $2.5 million, and we incurred $0.3 million of public company related costs. Professional service related fees, travel and entertainment expenses, office expenses and other costs increased by approximately $1.6 million.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $1.1 million, or 7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in depreciation and amortization expense was primarily attributable to a $2.2 million decrease in depreciation expense for our owned aircraft. The decrease was partially offset by increases in amortization of software development costs and intangible assets of $0.6 million and $0.5 million, respectively.
CARES Act Grant
During the three months ended September 30, 2020, as a result of the negative impact of COVID-19, we utilized grant proceeds from the Treasury of $51.6 million to offset payroll expenses.
Interest Expense
Interest expense decreased by $4.8 million, or 86%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in interest expense was primarily attributable to our repayment of substantially all of the outstanding principal of our long-term debt on July 21, 2021.

Results of Our Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Nine Months Ended September 30,		Change in
	2021	2020	$	%
Revenue	$849,215	$485,208	$364,007	75%

Costs and expenses:
Cost of revenue	773,191	446,632	326,559	73%
Technology and development	23,818	15,345	8,473	55%
Sales and marketing	55,846	38,893	16,953	44%
General and administrative	76,444	38,740	37,704	97%
Depreciation and amortization	40,952	44,189	(3,237)	(7)%
CARES Act grant	—	(64,923)	64,923	100%
Total cost and expenses	970,251	518,876	451,375	87%

Loss from operations	(121,036)	(33,668)	(87,368)	(259)%

Other income (expense):
Change in fair value of warrant liability	12,271	—	12,271	100%
Loss on extinguishment of debt	(2,379)	—	(2,379)	100%
Interest income	25	503	(478)	(95)%
Interest expense	(9,503)	(18,127)	8,624	(48)%
Total other income (expense)	414	(17,624)	18,038	102%

Loss before income taxes	(120,622)	(51,292)	(69,330)	(135)%

Income tax expense	—	—	—	100%

Net loss	(120,622)	(51,292)	(69,330)	(135)%
Less: net loss attributable to non-controlling interests	(6,572)	(3,944)	(2,628)	(67)%
Net loss attributable to Wheels Up Experience Inc.	$(114,050)	$(47,348)	$(66,702)	(141)%

Revenue
Revenue increased by $364.0 million, or 75%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in revenue was primarily attributable to the following changes in flight revenue, membership revenue, aircraft management revenue and other revenue (in thousands, except percentages):

	Nine Months Ended September 30,		Change in
	2021	2020	$	%
Flight	$621,494	$343,571	$277,923	81%
Membership	49,144	39,787	9,357	24%
Aircraft management	158,840	93,416	65,424	70%
Other	19,737	8,434	11,303	134%
Total	$849,215	$485,208	$364,007	75%
Flight revenue growth was primarily driven by a 66% increase in Live Flight Legs, which resulted in $225.7 million of growth, and a 9% increase in revenue per Live Flight Leg, which drove $52.2 million of year over year improvement. The increase in Live Flight Legs was primarily attributable to an increase in flying by Active Members, the impact of COVID-19 on 2020 results and the acquisition of Mountain Aviation.
Growth in membership revenue was driven entirely by a 45% increase in Active Members but was impacted by an increased mix of members at promotional rates.
The increase in aircraft management revenue was primarily attributable to our acquisitions of WUPJ on January 17, 2020 and Gama on March 2, 2020. As such, the results of WUPJ and Gama were only included for a portion of the nine months ended September 30, 2020.
The increase in other revenue was primarily attributable to an increase in whole aircraft sales where we acted as the broker, as well as ground and catering services, both of which increased due to an increase in Live Flight Legs.
Cost of Revenue
Cost of revenue increased by $326.6 million, or 73%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in cost of revenue is primarily attributable to an increase in Live Flight Legs and the increase in aircraft management revenue.
Adjusted Contribution Margin increased 110 basis points for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, largely due to improvement in first party, controlled fleet fulfillment. The increase in Adjusted Contribution margin was partially offset by the integration of the Travel Management Company, LLC and WUPJ operating certificates, which resulted in a $3.0 million reduction in Contribution due to lower aircraft availability. Additionally, cost pressures and supply constraints, along with pilot availability and maintenance challenges, negatively impacted Adjusted Contribution Margin. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Contribution Margin and a reconciliation of gross margin to Contribution Margin.
Other Operating Expenses
Technology and Development
Technology and development expenses increased by $8.5 million, or 55%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in technology and development expenses was primarily attributable to an increase of $6.1 million in employee compensation costs, which was partially offset by an increase in capitalized costs related to the development of internal use software of $0.9 million. Third-party consultant fees also increased $3.7 million, which was offset by a $3.5 million increase in capitalized costs related to internal use software. Additionally, equipment and enterprise software expense increased by $1.6 million and $1.5 million, respectively, related to an increase in headcount stemming from our acquisitions.
Sales and Marketing
Sales and marketing expenses increased by $17.0 million, or 44%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in sales and marketing was primarily attributable to increases in headcount and related compensation and allocable costs of $9.8 million as a result of our acquisition of Mountain Aviation on January 5, 2021, as well as WUPJ and Gama that were included in our consolidated results for the full nine months ended September 30, 2021 as opposed to only a portion of the nine months ended September 30, 2020. In addition, sales commissions increased $4.1 million from growth in memberships and flight revenue. Additionally, advertising expense increased $4.1 million. These costs were partially offset by a $1.0 million decrease in Wheels Down event spending due to COVID-19 restrictions.
General and Administrative
General and administrative expenses increased by $37.7 million, or 97%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to a $25.0 million increase in equity-based compensation due to accelerated vesting of all awards and restricted stock that vested in connection with the Business Combination. Personnel expenses and allocable costs increased by $7.6 million due to headcount growth as a result of our acquisitions. In addition, for the nine months ended September 30, 2021 public company readiness related costs increased $3.1 million, and we incurred $0.3 million of public company related costs. Additionally, travel and entertainment expenses, office expenses and other costs increased by $0.7 million. Settlements of various legal actions approximated $1.0 million.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $3.2 million, or 7%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease in depreciation and amortization expenses was primarily attributable to a $6.5 million decrease in depreciation expense for our owned aircraft as certain aircraft became fully depreciable subsequent to September 30, 2020. Additionally, depreciation expense related to leasehold improvements decreased $0.6 million. The decrease was partially offset by increases in amortization of software development costs and intangible assets of $1.6 million and $2.0 million, respectively, as well as an increase in depreciation related to furniture and fixtures of $0.3 million.
CARES Act Grant
During the nine months ended September 30, 2020, as a result of the negative impact of COVID-19, we utilized grant proceeds from the Treasury of $64.9 million to offset payroll expenses.
Interest Expense
Interest expense decreased by $8.6 million, or 48%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in interest expense was primarily attributable to our repayment of substantially all of the outstanding principal of our long-term debt on July 21, 2021.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the Business Combination, and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of September 30, 2021, we had $535.3 million of cash and cash equivalents, which were primarily invested in money market funds and $2.2 million of restricted cash. We believe our cash and cash equivalents on hand, will be sufficient to meet our projected working capital and capital expenditure requirements for at least the next 12 months.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2021, and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(152,416)	$5,401
Net cash (used in) provided by investing activities	$(8,428)	$87,082
Net cash provided by (used in) financing activities	$373,398	$(54,084)
Net increase in cash, cash equivalents and restricted cash	$212,554	$38,399
Cash Flow from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 was $152.4 million. In 2021, the cash outflow from operating activities consisted of our net loss, net of non-cash items of $63.5 million and a decrease in net operating assets and liabilities, primarily as a result of a $69.4 million decrease in deferred revenue attributable to a significant increase in Live Flight Legs. In addition, during the nine months ended September 30, 2021, we sold $356.9 million of Prepaid Blocks compared to $323.3 million for the nine months ended September 30, 2020. The increase in Prepaid Block purchases was primarily attributable to the growth of Active Members.
Net cash provided by operating activities for the nine months ended September 30, 2020 was $5.4 million. In 2020, the cash inflow from operating activities consisted of our net loss, net of non-cash items of $48.3 million and an increase in net operating assets and liabilities, primarily as a result of a $28.2 million decrease in accounts receivable. The increase in net operating assets and liabilities was partially offset by a $16.8 million decrease in accounts payable and a $9.0 million decrease in accrued expenses.
Cash Flow from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $8.4 million. In 2021, the cash outflow from investing activities was primarily attributable to $16.3 million for capital expenditures, including $9.6 million of software development costs. The cash outflow was partially offset by $7.8 million from the acquisition of Mountain Aviation, including cash acquired.
Net cash provided by investing activities for the nine months ended September 30, 2020 was $87.1 million. In 2020, the cash inflow from investing activities was primarily attributable to $97.1 million from the acquisitions of WUPJ and Gama, including cash acquired. In addition, we used $10.0 million for capital expenditures, including $5.1 million of software development costs.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $373.4 million. In 2021, the cash inflow from financing activities was primarily attributable to gross proceeds of $656.3 million received in the Business Combination, net of $70.4 million of transaction related costs. The cash inflow was partially offset by $213.9 million in repayments of our credit facilities and promissory notes.
Net cash used in financing activities for the nine months ended September 30, 2020 was $54.1 million. In 2020, the cash outflow from financing activities was primarily attributable to $54.8 million for repayments of our credit facilities offset by proceeds of $0.8 million.
Contractual Obligations and Commitments
Our principal commitments consist of contractual cash obligations under our operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars. For further information on our leases see Note 12 “Leases” of the accompanying condensed consolidated financial statements.
Critical Accounting Policies and Estimates
For further information on our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in the Prospectus and Note 2 to the audited consolidated financial statements for the year ended December 31, 2020 included in the Prospectus.
Recent Accounting Pronouncements
For further information on recent accounting pronouncements, see Note 2 “Summary of Significant Accounting Policies” of the accompanying condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates and aircraft fuel.
Interest Rates
On July 21, 2021, we repaid substantially all of the outstanding principal of our long-term debt, together with all accrued and unpaid interest, in connection with proceeds received from the Business Combination.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three and nine months ended September 30, 2021 represented 16% and 16%, respectively, of our total cost of revenue and includes the recharge of fuel costs to our aircraft management customers. Based on our 2021 fuel consumption, a hypothetical 10.0% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $4.6 million and $12.1 million for the three and nine months ended September 30, 2021, respectively. We do not purchase or hold any derivative instruments to protect against the effects of changes in fuel but due to our dynamic pricing we do have the ability to raise our prices on those flights priced that way. In addition, our agreements allow us to potentially bill members a fuel price surcharge.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
Prior to completion of the Business Combination, Aspirational management continued remediation steps to address the material weakness in Aspirational’s internal control over financial reporting that was previously reported in Aspirational’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K, as filed with the SEC on May 6, 2021, and to improve Aspirational’s internal control over financial reporting. Specifically, Aspirational expanded and improved its review process for complex securities and related accounting standards.
Post completion of the Business Combination, we are continuously engaged in the enhancement of our processes and internal controls over financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this section alone or in combination with other events or circumstances, may adversely affect our business, financial condition, results of operations, and prospects. Such risks include, but are not limited to:
•We may not be able to successfully implement our growth strategies.
•We have a limited operating history and history of net losses, and we anticipate that we will experience net losses for the foreseeable future.
•Our operating results are expected to be difficult to predict based on a number of factors that also will affect our long-term performance.
•We may not be able to grow our complementary products and service offerings through opportunistic acquisitions or otherwise as part of our growth strategy. Any failure to adequately integrate past and future acquisitions into our business could have a material adverse effect on us.
•We are exposed to the risk of a decrease in demand for private aviation services.
•The outbreak and global spread of COVID-19 has adversely impacted certain aspects of our business. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity.
•We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act.
•Delta Air Lines may have the right to terminate its commercial agreements with us.
•The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations and financial condition.
•We may be subject to unionization, work stoppages, slowdowns or increased labor costs and the unionization of our pilots and inflight crewmembers could result in increased labor costs.
•Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations.
•Some of our business is dependent on our third-party operators to provide flights for our customers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

•If our efforts to continue to build our strong brand identity and improve member satisfaction and loyalty are not successful, we may not be able to attract or retain members, and our operating results may be adversely affected.
•Any failure to offer high-quality customer support may harm our relationships with our customers and could adversely affect our reputation, brand, business, financial condition and results of operations.
•If we are unable to adequately protect our intellectual property interests or are found to be infringing on intellectual property interests of others, we may incur significant expense and our business may be adversely affected.
•A delay or failure to identify and devise, invest in and implement certain important technology, business, and other initiatives could have a material impact on our business, financial condition and results of operations.
•A failure in our technology or breaches of the security of our information technology infrastructure may adversely affect our business and financial condition and disrupt our customers’, suppliers’, third-party vendors and aircraft providers businesses.
•Our obligations in connection with our contractual obligations could impair our liquidity and thereby harm our business, results of operations and financial condition.
•Our ability to obtain financing or access capital markets may be limited.
•We could suffer losses and adverse publicity stemming from any accident involving aircraft models operated by us or third parties.
•Terrorist activities or warnings have dramatically impacted the aviation industry and will likely continue to do so.
•We are subject to significant governmental regulation.
•We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.
•Our Organizational Documents include provisions limiting voting by non-U.S. Citizens.
Risks Relating to Our Business and Industry
We may not be able to successfully implement our growth strategies.
Our growth strategies include, among other things, expanding our addressable market by opening up private aviation to non-members through our marketplace, expanding into new domestic and international markets and developing adjacent businesses. We face numerous challenges in implementing our growth strategies, including our ability to execute on market, business, product/service and geographic expansions. Our strategies for growth are dependent on, among other things, our ability to expand existing products and service offerings and launch new products and service offerings. Although we devote significant financial and other resources to the expansion of our products and service offerings, our efforts may not be commercially successful or achieve the desired results. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, market and sell new or improved products and services in these changing marketplaces. Our inability to successfully implement our growth strategies could have a material adverse effect on our business, financial condition and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.
We have a limited operating history and history of net losses, and we anticipate that we will experience net losses for the foreseeable future.
You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. We launched our business on July 1, 2013. Accordingly, we have limited operating history upon which to base an evaluation of our business and prospects.
We have experienced significant net losses since inception and, given the significant operating and capital expenditures associated with our business plan, we anticipate continuing net losses for the foreseeable future. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred a net loss of approximately $120.6 million and $51.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. We have not consistently generated positive cash flow from operations, and we cannot be certain that we will be able to generate positive cash flow from operations in the future. To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue and increasing the number of paying members to our service. Accomplishing these objectives may require significant capital investments. We cannot be assured that we will be able to achieve these objectives.
Our operating results are expected to be difficult to predict based on a number of factors that also will affect our long-term performance.
We expect our operating results to fluctuate significantly in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:
•we may fail to successfully execute our business, marketing and other strategies;
•our ability to grow complementary products and service offerings may be limited, which could negatively impact our growth rate and financial performance;
•we may be unable to attract new customers and/or retain existing customers;
•we may require additional capital to finance strategic investments and operations, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available or at reasonable prices and terms;
•our historical growth rates may not be reflective of our future growth;
•our business and operating results may be significantly impacted by general economic conditions, the health of the U.S. aviation industry and risks associated with our aviation assets;
•litigation or investigations involving us could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations;
•existing or new adverse regulations or interpretations thereof applicable to our industry may restrict our ability to expand or to operate our business as we wish and may expose us to fines and other penalties;
•the occurrence of geopolitical events such as war, terrorism, civil unrest, political instability, environmental or climatic factors, natural disaster, pandemic or epidemic outbreak, public health crisis and general economic conditions may have an adverse effect on our business;
•some of our potential losses may not be covered by insurance, and we may be unable to obtain or maintain adequate insurance coverage; and
•we are potentially subject to taxation-related risks in multiple jurisdictions, and changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.
We may not be able to grow our complementary products and service offerings through opportunistic acquisitions or otherwise as part of our growth strategy. Any failure to adequately integrate past and future acquisitions into our business could have a material adverse effect on us.
From time to time, we may consider opportunities to acquire other companies, products or technologies that may enhance our products and service offerings or technology, expand the breadth of our markets or customer base, or advance our business strategies. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such transactions may include, among other things, cash, common stock or our equity interests, and in conjunction with a transaction we might incur indebtedness. If we elect to pursue an acquisition, our ability to successfully implement this transaction would depend on a variety of factors. If we need to obtain any lenders’ or third parties’ consent prior to an acquisition, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility.

Acquisition transactions involve risks, including, but not limited to:
•insufficient revenue to offset liabilities assumed;
•inadequate return of capital;
•regulatory or compliance issues, including securing and maintaining regulatory approvals;
•unidentified issues not discovered in due diligence;
•those associated with integrating the operations or (as applicable) separately maintaining the operations;
•financial reporting;
•managing geographically dispersed operations;
•the diversion of management’s attention from current operations;
•potential unknown risks associated with an acquisition;
•unanticipated expenses related to acquired businesses or technologies and their integration into our existing business or technology;
•the potential loss of key employees, customers or partners of an acquired business; or
•the tax effects of any such acquisitions.
We may not successfully integrate our past acquisitions, including the recent acquisitions of Mountain Aviation, Gama, Delta Private Jets LLC (“DPJ”), Avianis Systems LLC (“Avianis”) and TMC, or future acquisitions and may not achieve anticipated revenue and cost benefits relating to any such transactions. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. If we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated, and in certain circumstances an acquisition could harm our financial position. In addition, strategic transactions may be expensive, time consuming and may strain our resources. Such transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence or assumption of indebtedness, or the impairment or write-off of goodwill and intangible assets. Furthermore, strategic transactions that we may pursue could result in dilutive issuances of equity securities. As a result of the risks inherent in such transactions, we cannot guarantee that any future transaction will be completed successfully or that it will ultimately result in the realization of our anticipated benefits or that it will not have a material adverse impact on our business, financial condition and results of operations. If we were to complete such an acquisition, investment or other strategic transaction, we may require debt financing that could result in significant indebtedness and debt service obligations.
We are exposed to the risk of a decrease in demand for private aviation services.
Historically, we have generally provided private aviation services through a membership-only program business model. Our membership program requires members to generally pay an up-front initiation fee and recurring annual dues. If demand for private aviation services were to decrease, this could result in slower new member growth, members declining to renew their memberships and/or reducing their aggregate flight utilization and spend, all of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we have historically relied on the purchase of memberships and Prepaid Blocks by members as a source of capital to fund our ongoing operations. Changes in demand for our products and services by our members could result in a significant decrease in such Prepaid Blocks or an increase in the rate at which our members utilize their Prepaid Blocks. Such changes could unexpectedly accelerate our liquidity needs and require us to seek alternate sources of capital, including debt financings, which may not be available or on acceptable terms.
In addition, our customers may consider private air travel through our products and services to be a luxury item, especially when compared to commercial air travel. As a result, any general downturn in economic, business and financial conditions which has an adverse effect on our customers’ spending habits could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than our products and services. In addition, in cases where sufficient hours of private flight are needed, many of the companies and high-net-worth individuals to whom we provide products and services have the financial ability to purchase their own jets or operate their own corporate flight department should they elect to do so.
The private aviation industry is subject to competition.
Many of the markets in which we operate are competitive as a result of the expansion of existing private aircraft operators, expanding private aircraft ownership and alternatives such as luxury commercial airline service. We compete against a number of private aviation operators with different business models, and local and regional private charter operators. Factors that affect competition in our industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment and quality, consistency and ease of service, willingness and ability to serve specific airports or regions, and investment requirements. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. The materialization of any of these risks could adversely affect our business, financial condition and results of operations.
The outbreak and global spread of COVID-19 has adversely impacted certain aspects of our business. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, financial condition and liquidity.
The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, resulted in an overall decline in demand for air travel, which decline was severe in late spring and early summer of 2020, and has continued to negatively impact demand for certain types of private air travel, including business and international travel, vacations and air travel associated with attendance at sporting and other live and in-person events. In addition, the initiatives and measures put in place to limit the spread of COVID-19 have added material costs to our business, including additional costs in connection with the implementation of our Wheels Up Safe Passage™ program of enhanced safety, cleanliness and health protocols and guidelines introduced in response to the outbreak of COVID-19. We anticipate that it may be necessary to continue to incur such costs for the foreseeable future. In addition, while there has been a recovery in demand, driven in part by an influx of new flyers to the industry, certain types of travel that have historically been a material driver of flight revenue, including business, international, personal and family vacation and event-driven travel, have yet to return to pre-pandemic levels.
The spread of COVID-19 has also prevented us from offering members access to in-person “Wheels Down” experiential events, a key lifestyle component of our membership and a significant contributor to customer loyalty and retention. For example, we were forced to cancel all Wheels Down in-person events and experiences scheduled to occur from and after mid-March 2020, including our popular annual events held in Augusta, Georgia during the week of The Masters® golf tournament, our pop-up celebration in Miami, Florida during the week of Art Basel® and our Super Saturday Tailgate event prior to the Super Bowl®. We anticipate that we will be limited in our ability to provide such experiences for our members for the foreseeable future, which may impact our member retention, particularly with respect to our less frequent flyer members.
In response to the sharp decline in private air travel during late spring and early summer 2020, we availed ourselves of a government assistance grant in an aggregate amount of $76.4 million under the CARES Act Payroll Support Program administered by the Treasury and implemented certain cost saving initiatives, including offering voluntary furloughs to our employees, implementing a mandatory reduction in all work schedules and delaying certain previously planned initiatives and internal investments. Such cost saving measures were largely discontinued in the fourth quarter of 2020, although certain general and administrative expenditures, such as travel and entertainment, and capital expenditures reductions related to our New York City headquarters’ office are expected to continue for the pendency of the COVID-19 pandemic. While the severity, magnitude and duration of the COVID-19 pandemic remain uncertain, there can be no assurance that these actions will be sufficient and that other similar measures may not be required during the pendency of the COVID-19 pandemic.
In response to the COVID-19 pandemic, federal, state, and local government authorities implemented directives, orders, and regulations intended to mitigate the spread of COVID-19, and in response, we have modified our practices, policies, and procedures, as appropriate. For example, on October 25, 2021, the Centers for Disease Control and Prevention (the “CDC”) issued an order effective November 8, 2021 (amending a prior order that had been in effect since January 26, 2021) requiring that all passengers (2 years of age or older) traveling by air to the United States from a foreign country (i) obtain a COVID-19 test no more than three days (for fully vaccinated passengers) or one day (for passengers who are not fully vaccinated) before their flight departs and (ii) provide proof of a negative result (or documentation of having recovered from COVID-19) prior to boarding the flight. The CDC and the Transportation Security Administration (“U.S. TSA”) also issued orders effective February 1, 2021, mandating the wearing of face masks on flights, subject to certain limited exceptions. Such health requirements or standards, whether mandated by government agencies or voluntarily adopted by us, related to COVID-19 or otherwise intended to mitigate the spread of communicable diseases, may directly impact demand for air travel. In addition, COVID-19 and related restrictions may have a material and adverse impact on other aspects of our business, including enhanced risk of delays or defaults in payments by customers, delays and difficulties in completing maintenance work on certain aircraft, and delays or shortages in our supply chain.
The full extent of the ongoing impact of COVID-19 on our future operational and financial performance will depend on future developments, many of which are outside our control, including the severity, magnitude, duration and spread of COVID-19, including any recurrence of the pandemic, and related travel advisories, restrictions and future government action, all of which are highly uncertain and cannot be predicted. At this time we are also not able to predict whether the COVID-19 pandemic will result in long-term changes to business practices and consumer behavior, with such changes including but not limited to a long-term reduction in travel as a result of increased usage of “virtual” and “teleconferencing” products or a general reluctance to travel by consumers.
In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could adversely impact our business, financial condition and operating results. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.
We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act.
WUP applied for government assistance under the Payroll Support Program maintained and administered by the Treasury as directed by the CARES Act and were awarded a total of $76.4 million to support ongoing operations, all of which has been received. In addition, Mountain Aviation had separately applied for assistance under the Payroll Support Program, and was awarded an aggregate of $2.4 million, all of which it received prior to our acquisition of such business in January 2021. Both awards are governed by the terms and conditions of the CARES Act and a separate payroll support agreement (“PSA”) with the Treasury. Neither we, nor Mountain Aviation, were required to issue equity or other form of security to the Treasury in connection with such awards.
As a recipient of such awards and pursuant to the terms of the CARES Act and the applicable PSAs, we are subject to certain restrictions and other requirements upon which the awards were conditioned, including certain restrictions on executive and other employee compensation through March 24, 2022 and certain ongoing reporting obligations through March 24, 2022. The limits on executive and other compensation may negatively impact us and our ability to retain senior management and attract other key employees.
While we believe that we are fully compliant with all requirements of the CARES Act and the PSAs, including the requirement to use the awards only for payment of certain employment costs, if we were found to be not in compliance with such requirements, the Treasury has broad discretion to select potential remedies, including to require repayment of the awards. The imposition of any such remedy could have a material and adverse effect on our financial condition.
Mountain Aviation also received the PPP Loan, dated as of April 14, 2020, from Vectra under the PPP. The PPP Loan is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, which is subject to revisions and changes by the SBA and Congress. Given that Mountain Aviation received more than $2.0 million under its PPP Loan, we will be subject to an audit by the SBA. We believe that we satisfied all eligibility criteria for the PPP Loan, and that Mountain Aviation’s receipt of the PPP Loan was consistent with the broad objectives of the PPP of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. The PPP Loan was forgiven by the SBA on June 9, 2021. If, despite our good-faith belief that Mountain Aviation satisfied all eligibility requirements for the PPP Loan, Mountain Aviation is later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan or it is otherwise determined that Mountain Aviation was ineligible to receive the PPP Loan, we could be subject to civil, criminal and administrative penalties or adverse publicity. Any such events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations and financial condition.
Delta Air Lines may have the right to terminate its commercial agreements with us.
Our Commercial Cooperation Agreement (as amended) (the “CCA”) with Delta contemplates that we will work together with Delta each year to develop an annual joint marketing and communications plan that focuses on revenue and brand goals, influence/ambassador partnerships and co-branded event opportunities, and that Delta and we will provide certain benefits to the other’s customers and share certain data.

The CCA also contemplates that we will provide certain in-kind benefits to Delta, measured on an annual basis. Examples of such in-kind benefits include our members’ purchasing Delta products and services above a certain level and access for certain Delta customers to Wheels Down marketing activities, events and member experiences. We are required to use our commercially reasonable efforts to provide an unspecified amount of such benefits during 2021, and Delta is required to cooperate with such efforts. We have agreed with Delta that, by December 31, 2021, we will use reasonable best efforts to mutually agree upon minimum amounts of in-kind benefits that we are required to provide starting in 2022. Such minimum levels will be established taking into account the impact, if any, of the COVID-19 pandemic on travel demand and in-person gatherings and the pace of industry recovery therefrom, measured against minimum levels that Delta and we agreed to prior to the COVID-19 pandemic. If we are not able to provide the revised minimum amounts of in-kind benefits to Delta in any year starting in 2022, subject to any cure rights that we may agree with Delta, Delta will have the right to terminate the CCA and the other commercial agreements, which would have a material adverse effect on our business, results of operations and cash flows.
The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel, particularly our founder and Chief Executive Officer, Kenny Dichter. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations and financial condition.
Our pilots are subject to stringent pilot qualification and crew member flight training standards (“FAA Qualification Standards”), which among other things require minimum flight time for pilots and mandate strict rules to minimize pilot fatigue. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. A shortage of pilots would require us to further increase our labor costs, which would result in a material reduction in our earnings. Such requirements also impact pilot scheduling, work hours and the number of pilots required to be employed for our operations.
In addition, our operations and financial condition may be negatively impacted if we are unable to train pilots in a timely manner. Due to an industry-wide shortage of qualified pilots, driven by the flight hours requirements under the FAA Qualification Standards and attrition resulting from the hiring needs of other industry participants, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors and related training equipment. As a result, the training of our pilots may not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.
Pilot attrition may negatively affect our operations and financial condition.
In recent years, we have experienced significant volatility in our attrition as a result of pilot wage and bonus increases at other industry participants, the growth of cargo, low-cost and ultra-low-cost airlines. In prior periods, these factors, at times, caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots. If our attrition rates are higher than our ability to hire and retain replacement pilots, our operations and financial results could be materially and adversely affected.
We may be subject to unionization, work stoppages, slowdowns or increased labor costs and the unionization of our pilots, maintenance workers and inflight crewmembers could result in increased labor costs.
Our business is labor intensive and while our employees, particularly our pilots and our maintenance workers, are not currently represented by labor unions, we may, in the future, experience union organizing activities of our pilots, maintenance workers or other crewmembers. Such union organization activities could lead to work slowdowns or stoppages, which could result in loss of business. In addition, union activity could result in demands that may increase our operating expenses and adversely affect our business, financial condition, results of operations and competitive position. Any of the different crafts or classes of our crewmembers could unionize at any time, which would require us to negotiate in good faith with the crewmember group’s certified representative concerning a collective bargaining agreement. In addition, we may be subject to disruptions by unions protesting the non-union status of our other crewmembers. Any of these events would be disruptive to our operations and could harm our business.
The residual value of our owned aircraft may be less than estimated in our depreciation policies.
As of September 30, 2021, we had approximately $314.0 million of property and equipment and related assets, net of accumulated depreciation, of which $284.5 million relates to owned aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.
Significant reliance on Textron aircraft and spare parts poses risks to our business and prospects.
As part of our business strategy, we have historically flown primarily Textron Aviation (“Textron”) aircraft. A majority of the aircraft we currently operate are the product of that single manufacturer. We have negotiated preferred rates with Textron for line maintenance services, certain component repair services and to purchase and exchange parts. Parts and services from Textron are subject to their product and workmanship warranties. If Textron fails to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft and parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our program participants. Although we could choose to operate aircraft of other manufacturers or increase our reliance on third-party operators, such a change would involve substantial expense to us and could disrupt our business activities.
Significant reliance on Pratt and Whitney and Rolls Royce aircraft engines poses risks to our owned and leased aircraft.
As part of our business strategy, we have historically relied on Pratt & Whitney Canada, Corp. (“Pratt and Whitney”) and Rolls Royce aircraft engines to power our owned and leased aircraft. If either Pratt and Whitney or Rolls Royce fail to adequately fulfill their obligations towards us or experience interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft engines and parts, which would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our program participants.
We may incur substantial maintenance costs as part of our leased aircraft return obligations.
Our aircraft lease agreements may contain provisions that require us to return aircraft airframes and engines to the lessor in a specified condition or pay an amount to the lessor based on the actual return condition of the equipment. These lease return costs are recorded in the period in which they are incurred. We estimate the cost of maintenance lease return obligations and accrue such costs over the remaining lease term when the expense is probable and can be reasonably estimated. Any unexpected increase in maintenance return costs may negatively impact our financial position and results of operations.
We are exposed to operational disruptions due to maintenance.
Our fleet requires regular maintenance work, which may cause operational disruption. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to and impose significant costs on us. Furthermore, our operations in remote locations, where delivery of components and parts could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft. Any such delays may pose a risk to our business, financial condition and results of operations. Moreover, as our aircraft base increases, our maintenance costs could potentially increase.

Our transition to in-house maintenance, repair and overhaul activities could prove unsuccessful or impact key relationships.
We have recently acquired MRO facilities through our acquisitions of TMC, DPJ and Mountain Aviation, and our business strategy contemplates that certain of the MRO activities for which we have historically relied on third parties to perform would instead be handled at our facilities. We may be unsuccessful in such efforts, which could have an adverse effect on our future business and results of operations.
The successful execution of our MRO strategy could adversely affect our relationships with vendors historically providing MRO services to us, from whom we expect to continue to require maintenance and other services. In addition, performing such services in-house would internalize the risks and potential liability for the performance of such services. If maintenance is not performed properly this may lead to significant damage to aircraft, loss of life, negative publicity and legal claims against us.
Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations.
Fuel is essential to the operation of our aircraft and to our ability to carry out our transport services. Fuel costs are a key component of our operating expenses. A significant increase in fuel costs may negatively impact our revenue, margins, operating expenses and results of operations. Pursuant to our membership agreements, we are able to add a limited fuel surcharge to our guaranteed capped rates with specified prior notice, and to our members and customers without capped rate pricing directly by adjusting our pricing when needed. Given our contractual ability to pass on increased fuel costs, in whole or in part, to certain of our customers and mitigate the risk with others, we do not maintain hedging arrangements for the price of fuel. However, increased fuel surcharges may affect our revenue and retention if a prolonged period of high fuel costs occurs. To the extent there is a significant increase in fuel costs that affects the amount our customers choose to fly with us, it may have a material adverse effect on our business, financial condition and results of operations.
If we face problems with any of our third-party service providers, our operations could be adversely affected.
Our reliance upon others to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements with original equipment manufacturers (“OEMs”) and third-party contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities and IT services, and expect to enter into additional similar agreements in the future. In particular, we rely on OEMs, Textron, Hartzell Propeller Inc. and third-party providers for procurement of replacement parts or to provide component exchange or repair services for our aircraft fleet. We also rely on Pratt and Whitney and Rolls Royce to provide engine maintenance for their respective engine products. Our agreements with such OEMs, and other service providers, are subject to termination after notice. If our third-party service providers terminate their contracts with us, or do not provide timely or consistently high-quality service, we may not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our operations could be materially and adversely affected by the failure or inability of OEMs to provide sufficient parts or related maintenance and support services to us in a timely manner.
Some of our business is dependent on our third-party operators to provide flights for our customers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
While we operate a significant portion of the flights for our customers, the transition to increased utilization of third-party operators is a key element of our go-forward, “asset right” fleet strategy. For the three and nine months ended September 30, 2021, approximately 19.4% and 18.8% of our flights, respectively, were fulfilled by third-party aircraft operators on our behalf, a substantial majority of which were with our ten most frequently used partners. We face the risk that any of our third-party operators may not fulfill their contracts and deliver their services on a timely basis, or at all. The ability of our third-party operators to effectively satisfy our requirements could also be impacted by any such third-party operators’ financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, pandemic, such as the current COVID-19 outbreak, or other events. The failure of any third-party operators to perform to our expectations could result in delayed or cancelled flights and harm the applicable portion of our business. Our reliance on third-party operators and our inability to fully control any operational difficulties with our third-party operators could have a material adverse effect on the portion of our business where we use third-party operators, financial condition and results of operations.

In addition, due to our reliance on third parties to supplement our capabilities, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this “Risk Factors” section, such as the impact of adverse economic conditions and the inability of third parties to hire or retain skilled personnel, including pilots and mechanics. Several of these third-party operators provide significant capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of skilled personnel and adverse economic conditions in general, such as conditions resulting from the COVID-19 pandemic, have subjected certain of these third-party operators to significant financial and operational pressures, which have in the past and could result in future temporary or permanent cessation of their operations.
Although we do not believe that any of our significant third-party aircraft operators are currently experiencing workforce disruptions, we cannot predict the future actions of their workforce. Union strikes among airport workers or certain pilots of third-party aircraft operators may result in disruptions of our operations and thus could have a material adverse effect on some of our business, financial condition and results of operations. Any significant disruption to our operations as a result of problems with any of our third-party aircraft operators would have an adverse effect on our business, results of operations and financial condition.
In addition, we have entered into agreements with contractors to provide various facilities and services required for our operations. Because we rely on others to provide such services, our ability to control the efficiency and timeliness of such services is limited. Similar agreements may be entered into in any new markets we decide to serve. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers, or at all. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, results of operations and financial condition.
In addition, in the event potential competitors establish cooperative or strategic relationships with third-party aircraft operators in the markets we serve, offer to pay third-party aircraft operators more attractive rates or guarantee a higher volume of flights than we have historically offered, we may not have access to the necessary number of aircraft to achieve our planned growth. If our third-party aircraft operators are unable or unwilling to support our growth, or we are unable to add new operators, some of our business and results of operations could be adversely affected. As the private aviation market grows, we expect competition for third-party aircraft operators to increase. Further, we expect that as competition in the private aviation market grows, the use of exclusive contractual arrangements with third-party aircraft operators, sometimes requiring volume guarantees and prepayments or deposits, may increase. This may require us to purchase or lease additional aircraft that may not be available or require us to incur significant capital or operating expenditures.
Our insurance may become too difficult or expensive to obtain. If we are unable to maintain sufficient insurance coverage, it may materially and adversely impact our results of operations and financial position.
Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. We carry insurance for aviation hull, aviation liability, premises, hangarkeepers, product, war risk, general liability, workers compensation, directors and officers, cyber and other insurance customary in the industry in which we operate. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of accidents, as well as the number of insured losses within the aviation and aerospace industries, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. To the extent that our existing insurance carriers are unable or unwilling to provide us with sufficient insurance coverage, and if insurance coverage is not available from another source (for example, a government entity), our insurance costs may increase and may result in our being in breach of regulatory requirements or contractual arrangements requiring that specific insurance be maintained, which may have a material adverse effect on our business, financial condition and results of operations.
In addition, incidents related to aircraft operation with respect to the portion of our business where we use third-party operators are covered by our third-party operators’ insurance. If our third-party aircraft operators’ insurance costs increase, such operators are likely to pass the increased costs to us, which could cause us to increase the prices paid by our customers. Such cost increases could adversely affect demand for our products and services and harm our business.
Our self-insurance programs may expose us to significant and unexpected costs and losses.
Since January 1, 2021, we have maintained employee health insurance coverage on a self-insured basis. We do maintain stop loss coverage which sets a limit on our liability for both individual and aggregate claim costs. Prior to January 1, 2021, we maintained such coverage on a fully insured basis. We will record a liability for our estimated cost of claims incurred and unpaid as of each future balance sheet date. Our estimated liability will be recorded on an undiscounted basis and include a number of significant assumptions and factors, including historical trends, expected costs per claim, actuarial assumptions, and current economic conditions. Our history of claims activity for all lines of coverage has been and will be closely monitored, and liabilities will be adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, and therefore we may be required to record additional expenses. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted.
If our efforts to continue to build our strong brand identity and improve member satisfaction and loyalty are not successful, we may not be able to attract or retain members, and our operating results may be adversely affected.
We must continue to build and maintain strong brand identity for our products and services, which have expanded over time. We believe that strong brand identity will continue to be important in attracting members. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract members and other customers may be adversely affected. From time to time, our members and other customers may express dissatisfaction with our products and service offerings, in part due to factors that could be outside of our control, such as the timing and availability of aircraft and service interruptions driven by prevailing political, regulatory, or natural conditions. To the extent dissatisfaction with our products and services is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain members may be adversely affected. With respect to our planned expansion into additional markets, we will also need to establish our brand and to the extent we are not successful, our business in new markets would be adversely impacted.
Any failure to offer high-quality customer support may harm our relationships with our customers and could adversely affect our reputation, brand, business, financial condition and results of operations.
Through our marketing, advertising, and communications with our customers, we set the tone for our brand as aspirational but also within reach. We strive to create high levels of customer satisfaction through the experience provided by our team and representatives. The ease and reliability of our offerings, including our ability to provide high-quality customer support, helps us attract and retain customers. Customers depend on our Account Managers and Member Services team to resolve any issues relating to our products and services, such as scheduling changes and other updates to trip details and assistance with certain billing matters. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support our customers and are sufficiently knowledgeable about our product and services. As we continue to grow our business and improve our platform, we will face challenges related to providing quality support at an increased scale. Any failure to provide efficient customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.
If we are unable to adequately protect our intellectual property interests or are found to be infringing on intellectual property interests of others, we may incur significant expense and our business may be adversely affected.
Our intellectual property includes our trademarks, domain names, website, mobile and web applications, software (including our proprietary algorithms and data analytics engines), copyrights, trade secrets, and inventions (whether or not patentable). We believe that our intellectual property plays an important role in protecting our brand and the competitiveness of our business. If we do not adequately protect our intellectual property, our brand and reputation may be adversely affected and our ability to compete effectively may be impaired.
We protect our intellectual property through a combination of trademark, copyright, and trade secret laws, contracts, and policies. Our efforts may not be sufficient or effective. For example, we do not have any issued patents and have not registered any of our copyrights. Moreover, we have registered our trademarks and domain names that we currently use in certain countries, but we may not be able to register them in other territories in which we may operate now or in the future. Further, we may be unable to prevent competitors from acquiring trademarks or domain names that are similar to or diminish the value of our intellectual property. In addition, it may be possible for other parties to copy or reverse engineer our applications or other technology offerings. Moreover, our proprietary algorithms, data analytics engines, or other software or trade secrets may be compromised by third parties or our employees, which could cause us to lose any competitive advantage we may have from them.

In addition, our business is subject to the risk of third parties infringing our intellectual property. We may not always be successful in securing protection for, or identifying or stopping infringements of, our intellectual property and we may need to resort to litigation in the future to enforce our rights in this regard. Any such litigation could result in significant costs and a diversion of resources. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable.
Moreover, companies in the aviation and technology industries are frequently subject to litigation based on allegations of intellectual property infringement, misappropriation, or other violations. As we expand and raise our profile, the likelihood of intellectual property claims being asserted against us grows. Further, we may acquire or introduce new technology offerings, which may increase our exposure to patent and other intellectual property claims. Any intellectual property claims asserted against us, whether or not having any merit, could be time-consuming and expensive to settle or litigate. If we are unsuccessful in defending such a claim, we may be required to pay substantial damages or could be subject to an injunction or agree to a settlement that may prevent us from using our intellectual property or making our offerings available to customers. Some intellectual property claims may require us to seek a license to continue our operations, and those licenses may not be available on commercially reasonable terms or may significantly increase our operating expenses. If we are unable to procure a license, we may be required to develop non-infringing technological alternatives, which could require significant time and expense. Any of these events could adversely affect our business, financial condition, or operations.
A delay or failure to identify and devise, invest in and implement certain important technology, business, and other initiatives could have a material impact on our business, financial condition and results of operations.
In order to operate our business, achieve our goals, and remain competitive, we continuously seek to identify and devise, invest in, implement and pursue technology, business and other important initiatives, such as those relating to aircraft fleet structuring, business processes, information technology, initiatives seeking to ensure high quality service experience, and others.
Our business and the aircraft we operate are characterized by changing technology, introductions and enhancements of models of aircraft and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with our product and services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer.
A failure in our technology or breaches of the security of our information technology infrastructure may adversely affect our business and financial condition and disrupt our customers’ businesses.
The performance and reliability of the technology that we and our third-party operators use is critical to our ability to compete effectively. A significant internal technological error or failure or large-scale external interruption in the technological infrastructures on which we and our third-party operators depend, such as power, telecommunications or the Internet, may disrupt our internal network. Any substantial, sustained or repeated failure of the technology that we or our third-party operators use could impact our ability to conduct our business, lower the utilization of our aircraft, and result in increased costs. Our and our third-party operators’ technological systems and related data may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.
In addition, as a part of our ordinary business operations, we collect and store sensitive data, including personally identifiable information of our employees and customers. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks, as evidenced by a recent incident in which a cloud-based data storage system we maintain for customers was accessed by an intruder. On December 6, 2020, an unauthorized actor located outside of the United States gained access to certain files in the cloud-based storage system where certain of our flight management system customers (aircraft owners/operators) upload documents related to flights. Some of those documents contained personally identifiable information regarding flight passengers. We responded immediately to the incident by implementing our incident response plan, remediating the vulnerability that enabled the data security breach, and engaging both internal resources as well as outside experts for ongoing mitigation of any adverse impact. Nevertheless, it is possible that individuals whose personal information was included in the documents involved could be subject to identity theft if their information is misused, which could trigger complaints and potential liability, including through class action litigation.

Methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent future data security breaches or unauthorized uses of data. A compromise of the technology systems we use resulting in the loss, disclosure, misappropriation of, or access to, employees’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personally identifiable information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business and financial condition.
We rely on third-party Internet, mobile, and other products and services to deliver our mobile and web applications and flight management system offerings to our customers, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations, and customers.
Our platform’s continuing and uninterrupted performance is critical to our success. That platform is dependent on the performance and reliability of Internet, mobile, and other infrastructure services that are not under our control. For example, we currently host our platform, including our mobile and web-based applications and the Avianis flight management system, and support our operations using a third-party provider of cloud infrastructure services. While we have engaged reputable vendors to provide these products or services, we do not have control over the operations of the facilities or systems used by our third-party providers. These facilities and systems may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, pandemics, and similar events or acts of misconduct. In addition, any changes in one of our third-party service provider’s service levels may adversely affect our ability to meet the requirements of our customers. While we believe we have implemented reasonable backup and disaster recovery plans, we have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, or external factors beyond our control. Sustained or repeated system failures would reduce the attractiveness of our offerings and could disrupt our customers’, suppliers’, third-party vendors and aircraft providers businesses. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our products and service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand, may adversely affect the usage of our offerings, and could harm our business, financial condition and results of operation.
We rely on third parties maintaining open marketplaces to distribute our mobile and web applications and to provide the software we use in certain of our products and offerings, including the provision of our flight management system. If such third parties interfere with the distribution of our products or offerings, with our use of such software, or with the interoperability of our platform with such software, our business would be adversely affected.
Our platform’s mobile applications rely on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make applications available for download. We cannot be assured that the marketplaces through which we distribute our applications will maintain their current structures or that such marketplaces will not charge us fees to list our applications for download.
We rely upon certain third-party software and integrations with certain third-party applications, including Salesforce.com, Amazon, Microsoft, Oracle and others, to provide our platform and products and service offerings. As our offerings expand and evolve, we may use additional third-party software or have an increasing number of integrations with other third-party applications, software, products and services. Third-party applications, software, products and services are constantly evolving, and we may not be able to maintain or modify our platform, including our mobile and web-based applications and the Avianis flight management system, to ensure its compatibility with third-party offerings following development changes. Moreover, some of our competitors or technology partners may take actions which disrupt the interoperability of our offerings with their own products or services, or exert strong business influence on our ability to, and the terms on which we, operate our platform and provide our products and service offerings to customers.
In addition, if any of our third-party providers cease to provide access to the third-party software that we use, do not provide access to such software on terms that we believe to be attractive or reasonable, do not provide us with the most current version of such software, modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive products or services, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all. Any of these events could adversely affect business, financial condition and results of operations.
Because our software could be used to collect and store personal information, privacy concerns in the territories in which we operate could result in additional costs and liabilities to us or inhibit sales of our software.

The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, storage and disclosure of personal information and breach notification procedures. We are also required to comply with laws, rules and regulations relating to data security. Interpretation of these laws, rules and regulations and their application to our software and professional services in applicable jurisdictions is ongoing and cannot be fully determined at this time.
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (the “CCPA”) and other state and federal laws relating to privacy and data security. By way of example, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allows for a new cause of action for data breaches. It includes a framework that includes potential statutory damages and private rights of action. There is some uncertainty as to how the CCPA, and similar privacy laws emerging in other states, could impact our business as it depends on how such laws will be interpreted. As we expand our operations, compliance with privacy laws may increase our operating costs.
Our obligations in connection with our contractual obligations could impair our liquidity and thereby harm our business, results of operations and financial condition.
We have significant long-term lease obligations primarily relating to our aircraft fleet. On September 30, 2021, we had 96 aircraft under operating leases, with an average remaining lease term of approximately 6.5 years. As of September 30, 2021, future minimum lease payments due under all long-term operating leases were approximately $163.0 million.
Our non-investment grade credit ratings and the availability of our assets as collateral for future loans or other indebtedness, which available collateral would be reduced under other future liquidity-raising transactions, may make it difficult for us to raise additional capital if we are required to meet our liquidity needs on acceptable terms, or at all.
Although our cash flows from operations and our available capital, including the proceeds from financing transactions, have been sufficient to meet our obligations and commitments to date, our liquidity has been, and may in the future be, negatively affected by the risk factors discussed in this Quarterly Report. If our liquidity is materially diminished, our cash flow available to fund working capital requirements, capital expenditures and business development efforts may be materially and adversely affected.
We cannot be assured that our operations will generate sufficient cash flow to make any required payments, or that we will be able to obtain financing to make capital expenditures that we believe are necessary to fulfill our strategic directives. Our ability to pay our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic conditions, the availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our fixed obligations could have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including future debt and future contractual obligations, our liquidity and credit status, our operating cash flows, the market conditions in the aviation industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of aircraft and other aviation industry financing. We also may not, without the consent of Delta Air Lines, issue any equity or equity-linked securities to certain domestic commercial air carriers. We cannot assure you that we will be able to source external financing for our capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
We face a concentration of credit risk.
We maintain our cash and cash equivalent balances at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor, and, as a result, we face a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of September 30, 2021, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause a material portion of our cash and cash equivalents at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations.
Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; natural disasters; adverse weather conditions, such as hurricanes or blizzards; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; or the outbreak of disease; any of which could have a material adverse effect on our business, results of operations and financial condition.
Like other aviation companies, our business is affected by factors beyond our control, including air traffic congestion at airports, airport slot restrictions, air traffic control inefficiencies, natural disasters, adverse weather conditions, increased and changing security measures, changing regulatory and governmental requirements, new or changing travel-related taxes, or the outbreak of disease. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenues, which in turn could adversely affect profitability. In the United States, the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the Federal Aviation Administration (the “FAA”) to operate that airspace in a safe, efficient and affordable manner. The future expansion of our business into international markets would result in a greater degree of interaction with the regulatory authorities of the foreign countries in which we may operate. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. In addition, there are currently proposals before Congress that could potentially lead to the privatization of the United States’ air traffic control system, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs.
Adverse weather conditions and natural disasters, such as hurricanes, winter snowstorms or earthquakes, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than our competitors who may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Any general reduction in passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
Our business is primarily focused on certain targeted geographic regions making us vulnerable to risks associated with having geographically concentrated operations.
Our customer base is primarily concentrated in certain geographic regions of the United States, including the northeast, southeast, southwestern and western regions. As a result, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions, catastrophic events or other disruptions. As we seek to expand in our existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of our business may increase.
The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.
The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. We may experience accidents in the future. These risks could endanger the safety of our customers, our personnel, third parties, equipment, cargo and other property (both ours and that of third parties), as well as the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of our fleet and suspension or revocation of our operating authorities) and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft we operate or charter, we could be held liable for resulting damages, which may involve claims from injured passengers and survivors of deceased passengers. There can be no assurance that the amount of our insurance coverage available in the event of such losses would be adequate to cover such losses, or that we would not be forced to bear substantial losses from such events, regardless of our insurance cover. Moreover, any aircraft accident or incident, even if fully insured, and whether involving us or other private aircraft operators, could create a public perception that we are less safe or reliable than other private aircraft operators, which could cause our customers to lose confidence in us and switch to other private aircraft operators or other means of transportation. In addition, any aircraft accident or incident, whether involving us or other private aircraft operators, could also affect the public’s view of industry safety, which may reduce the amount of trust by our customers.
We incur considerable costs to maintain the quality of (i) our safety program, (ii) our training programs and (iii) our fleet of aircraft. We cannot guarantee that these costs will not increase. Likewise, we cannot guarantee that our efforts will provide an adequate level of safety or an acceptable safety record. If we are unable to maintain an acceptable safety record, we may not be able to retain existing customers or attract new customers, which could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with regulatory requirements related to the maintenance of our aircraft and associated operations may result in enforcement actions, including revocation or suspension of our operating authorities in the United States and potentially other countries.
We could suffer losses and adverse publicity stemming from any accident involving our aircraft models operated by third parties.
Certain aircraft models that we operate have experienced accidents while operated by third parties. If other operators experience accidents with aircraft models that we operate, obligating us to take such aircraft out of service until the cause of the accident is determined and rectified, we might lose revenues and might lose customers. It is also possible that the FAA or other regulatory body in another country could ground the aircraft and restrict it from flying. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the secondary market if the model were to be considered less desirable for future service. Such accidents or safety issues related to aircraft models that we operate could have a material adverse effect on our business, financial condition and results of operations.
Terrorist activities or warnings have dramatically impacted the aviation industry and will likely continue to do so.
The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the aviation business in general. If additional terrorist attacks are launched against the aviation industry, there will be lasting consequences of the attacks, which may include loss of life, property damage, increased security and insurance costs, increased concerns about future terrorist attacks, increased government regulation and airport delays due to heightened security. We cannot provide any assurance that these events will not harm the aviation industry generally or our operations or financial condition in particular.
Legal and Regulatory Risks Relating to Our Business
We are subject to significant governmental regulation.
All interstate air carriers, including us, are subject to regulation by the Department of Transportation (“DOT”), the FAA and other governmental agencies, including the Department of Homeland Security, the U.S. TSA, Customs and Border Protection and others. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations.
In addition, as described in the section entitled “— Delaware law and our Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable,” we are also subject to restrictions imposed by federal law on foreign ownership of U.S. airlines and oversight by the DOT in maintaining our status as a U.S. Citizen (as such term is set forth in Title 49, U.S. Code, Section 40102 and administrative interpretations thereof issued by the DOT or its predecessor or successors, or as the same may be from time to time amended). A failure to comply with or changes to these restrictions may materially adversely affect our business.
Revocation of licenses and permits.
Our business also requires a variety of national, state and local permits and licenses. Our business depends on the maintenance of such permits and licenses, which may be prohibited or restricted. Our business is subject to regulations and permit requirements and may be adversely affected if we are unable to comply with existing regulations or requirements or if changes in applicable regulations or requirements occur.

We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. We are or may be subject to new or proposed laws and regulations that may have a direct effect (or indirect effect through our third-party specialists or airport facilities at which we operate) on our operations. In addition, U.S. airport authorities are exploring ways to limit de-icing fluid discharges. Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.
Similarly, we are subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us.
The issuance of operating restrictions applicable to one of the fleet types we operate could have a material adverse effect on our business, results of operations and financial condition.
Our owned and leased fleet is comprised of a limited number of aircraft types, including the King Air 350i, Hawker 400XP, Citation Excel/XLS and Citation X aircraft. The issuance of FAA or manufacturer directives restricting or prohibiting the use of any one or more of the aircraft types we operate could have a material adverse effect on our business, results of operations and financial condition.
We may become involved in litigation that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment, commercial, product liability, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Ownership of Our Securities and Being a Public Company
Our Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, prior to the Business Combination, Aspirational reevaluated the accounting treatment of its 7,991,544 public warrants and 4,529,950 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on Aspirational’s balance sheet as of December 31, 2020 and our balance sheet as of September 30, 2021 contained in this Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.
Prior to the Business Combination, Aspirational identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations in the event the business combination is not consummated.
The SEC rules define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented, or detected and corrected on a timely basis. In connection with an audit of Aspirational’s financial statements prior to the consummation of the Business Combination for the year ended December 31, 2020, Aspirational identified a defined material weakness in its internal control over financial reporting due to a lack of controls to identify and record expenses that require accrual to ensure liabilities in the financial statements are reported completely and accurately. Following the issuance of the SEC Statement, on May 4, 2021, after consultation with Aspirational’s independent registered public accounting firm, Aspirational’s management and Aspirational’s audit committee concluded that, in light of the SEC Statement, it was appropriate to restate (i) certain items on Aspirational’s previously issued audited balance sheet as of September 25, 2020, which was related to Aspirational’s initial public offering, (ii) Aspirational’s unaudited quarterly financial statements as of September 30, 2020 and for the period from July 7, 2020 (inception) through September 30, 2020 and (iii) Aspirational’s audited financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020 (collectively, the “Restatement”). See “— Our Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” Due solely to the events that led to the Restatement, Aspirational concluded that it had a material weakness in its internal controls over financial reporting.
We continue to evaluate steps to enhance our internal controls over financial reporting and to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that we will be successful in remediating the material weaknesses.
Effective internal controls are necessary for us to provide reliable financial statements and prevent fraud. If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
In addition, as a result of such material weakness, the Restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business or results of operations and financial condition.
Certain of our shareholders will experience immediate dilution as a consequence of future issuances of Class A common stock pursuant to the 2021 LTIP Plan, as part of the Earnout Shares, due to the cash exercise WUP options and due to the exchange of any WUP profits interests for shares of Class A common stock at a level above the intrinsic value of the profits interests immediately after Closing.
Immediately after giving effect to the Business Combination, (1) Aspirational’s public shareholders owned approximately 6.8% of our outstanding Class A common stock, (2) WUP equityholders (without taking into account any public shares held by WUP equityholders prior to the consummation of the Business Combination or participation in the PIPE Investment) owned approximately 70.8% of our outstanding Class A common stock, (3) the Sponsor and related parties (including the independent directors of Aspirational) collectively owned approximately 2.4% of our outstanding Class A common stock and (4) the PIPE Investors owned approximately 22.4% of our outstanding Class A common stock. Such percentages exclude the possible future issuance of any Class A common stock as Earnout Shares and in connection with the exercise of any Warrants. If the actual facts are different from these assumptions, including if Wheels Up options are cash exercised, or if due to appreciation of our Class A common stock, WUP profits interests become exchangeable for a greater amount of shares of Class A common stock, the percentage ownership held WUP’s existing shareholders in Wheels Up will be different. Assuming that all Wheels Up options are cash exercised and assuming that all WUP profits interests were exchanged for shares of our Class A common stock without regard to any hurdle amounts, an additional 30,496,210 shares of our Class A common stock could be issued. Certain WUP equityholders are also PIPE Investors. Our non-WUP equityholders will be diluted relative to the WUP equityholders upon the issuance of any Earnout Shares.
In addition, our employees and consultants hold and are expected to be granted equity awards under the 2021 LTIP Plan. You will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable, for shares of our Class A common stock.
The issuance of additional Class A common stock may adversely affect prevailing market prices for our shares of Class A common stock and Warrants.
The price of our Class A common stock and Warrants may be volatile.
The price of our Class A common stock as well as our Warrants may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by the PIPE Investors of any of their shares of our common stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our Class A common stock and our Warrants regardless of our operating performance.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If few analysts cover is, demand for our Class A common stock could decrease and our Class A common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the amended and restated registration rights agreement, dated as of July 13, 2021 (the “Registration Rights Agreement”), entered into by and among Wheels Up, the Sponsor, certain equityholders of WUP, Leo Austin, Neil Jacobs, Frank Newman and the other parties thereto, the Sponsor, Aspirational’s independent directors and certain WUP equityholders are contractually restricted from selling or transferring any of their shares of our Class A common stock (and any equity securities convertible into or exercisable or exchangeable for shares of our Class A common stock) held by the Sponsor and the applicable former WUP equityholders immediately following the Closing and the Earnout Shares and equity interests of Wheels Up designated as “EO Units” in the A&R LLC Agreement (but not including shares purchased in the public market or in the PIPE Investment) (the “Lock-up Shares”), in each case until the earlier of (i) the date that is 180 days after the Closing Date and (ii) (a) for 33.33% of the Lock-up Shares held by each of the parties thereto (and their respective permitted transferees), the date which the dollar volume-weighted average price (the “VWAP”) of our Class A common stock equals or exceeds $12.50 per share (subject to adjustment) for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing Date and (b) for an additional 50% of the Lock-up Shares held by each of the parties thereto (and their respective permitted transferees), the date which the VWAP of our Class A common stock equals or exceeds $15.00 per share (subject to adjustment) for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing Date.
However, following the expiration of such lock-up, the Sponsor, Aspirational’s independent directors and the applicable WUP equityholders will not be restricted from selling the Lock-Up Shares held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. Upon the Closing, the Sponsor’s transferees and the applicable WUP equityholders that are subject to lock-up restrictions collectively owned approximately 45.4% of the outstanding shares of our Class A common stock, exclusive of any shares of Class A common stock acquired as part of the PIPE Investment.
The shares held by Sponsor, Aspirational’s independent directors and the WUP equityholders that are subject to lock-up restrictions may be sold after the expiration of the applicable lock-up period under the Registration Rights Agreement. As restrictions on resale end and registration statements (to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our Class A common stock price or the market price of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
The obligations associated with being a public company will involve significant expenses and will require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.
These rules and regulations will result in us incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations will likely make it more difficult and more expensive for us to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our Board, its committees or as executive officers.
We are currently an emerging growth company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are currently an “emerging growth company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
If we cease to be an emerging growth company, we will no longer be able to take advantage of certain exemptions from reporting, and, absent other exemptions or relief available from the SEC, we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
Delaware law and our Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our certificate of incorporation (“Certificate of Incorporation”) and our bylaws (“Bylaws” and together with the Certificate of Incorporation, our “Organizational Documents”) and the General Corporation Law of the State of Delaware (the “DGCL”) contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay for shares of our Class A common stock, and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, our Organizational Documents include provisions regarding:
•providing for a classified board of directors with staggered, three-year terms;
•the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•our Certificate of Incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the ability of our Board to amend our Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our Bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.
The provisions of our Certificate of Incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware for certain types of lawsuits may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.
Our Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for any claims made by any stockholder (including a beneficial owner) for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Bylaws or our Certificate of Incorporation (as either may be amended from time to time), (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. Notwithstanding the foregoing, our Certificate of Incorporation provides that the general exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act. Instead, our Certificate of Incorporation provides that federal district courts will be the sole and exclusive forum for claims under the Securities Act. In addition, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
These provisions may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in such action.
Our Organizational Documents include provisions limiting voting by non-U.S. Citizens.
To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our Organizational Documents restrict voting of shares of our capital stock by non-U.S. Citizens. The restrictions imposed by federal law currently require that no more than 25% of our stock be voted, directly or indirectly, by persons who are not U.S. Citizens, and that our chief executive officer, president, at least two-thirds of our officers and at least two-thirds of the members of the our Board be U.S. Citizens. Our Bylaws provide that if the number of shares of our capital stock owned or controlled by non-U.S. Citizens exceed 25% of the voting power of our capital stock (the “Ownership Threshold”), the voting rights of the capital stock owned or controlled by non-U.S. Citizens and not registered on a separate stock record (the “Foreign Stock Record”) at the time of any vote or action will be suspended. The suspension of voting power will be terminated upon the earlier of (i) the shares are transferred to a U.S. Citizen and (ii) the registration of the shares on the Foreign Stock Record.
The Foreign Stock Record is maintained by our transfer agent. It is the duty of each stockholder that is not a U.S. Citizen to register his, her or its shares of capital stock as a non-U.S. Citizen. We and our transfer agent will not permit the number of shares entered on the Foreign Stock Exchange to exceed the Ownership Threshold. If the number of shares on the Foreign Stock Record exceeds the Ownership Threshold, each stockholder with capital stock registered on the Foreign Stock Record will have their voting rights suspended on a pro rata basis such that the voting rights afforded to the stock registered on the

Foreign Stock Record is equal to the Ownership Threshold. The voting rights will be reinstated once the voting rights of the capital stock registered on the Foreign Stock Record does not exceed the Ownership Threshold, not taking into consideration the pro rata reduction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as disclosed in our Current Report on Form 8-K filed with the SEC on July 19, 2021, there were no sales of unregistered equity securities during the nine months ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: November 10, 2021		/s/ Kenneth Dichter
	Name:	Kenneth Dichter
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Eric Jacobs
Date: November 10, 2021	Name:	Eric Jacobs
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)