Form 10-K
period 2021-12-31
Wheels Up Experience Inc.
filed 2022-03-10
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-04321
WHEELS UP EXPERIENCE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-1557048 (I.R.S. Employer Identification No.)

601 West 26th Street, Suite 900, New York, New York (Address of Principal Executive Offices)	10001 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 257-5252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	UP	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	UP WS	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of March 4, 2022, 244,152,189 shares of Class A common stock, $0.0001 par value per share, were issued and outstanding.

INTRODUCTORY NOTE
On July 13, 2021 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger with Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company, dated as of February 1, 2021, as amended on May 6, 2021, (the “Business Combination”) and, in connection therewith:
•Aspirational merged with and into us, whereby we survived the merger and became the successor issuer to Aspirational;
•we changed our name to “Wheels Up Experience Inc.”;
•we acquired Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”);
•Aspirational’s publicly traded units separated into their components of publicly traded Aspirational Class A common stock and Aspirational public warrants, and each outstanding share of Aspirational Class A common stock was exchanged, on a one-for-one basis, for shares of Wheels Up Class A common stock and all of Aspirational’s outstanding warrants became warrants to acquire shares of Wheels Up Class A common stock.
Upon consummation of the preceding transactions:
•WUP became a wholly owned subsidiary of Wheels Up Experience Inc.; and
•beginning July 14, 2021, our shares of Class A common stock traded on the New York Stock Exchange under the ticker symbol “UP” and our warrants traded on the New York Stock Exchange under the symbol “UP WS”.
In addition, Aspirational entered into subscription agreements with certain investors (the “PIPE Investors”), whereby Aspirational issued 55,000,000 shares of common stock at a price of $10.00 per share (the “PIPE Shares”) for an aggregate purchase price of $550 million (the “PIPE Investment”), which closed simultaneously with the consummation of the Business Combination.
On the Closing Date, we received approximately $656.3 million in gross proceeds. In addition, upon closing of the Business Combination, all outstanding WUP common interests and WUP preferred interests (including WUP restricted interests), as well as shares underlying WUP options, were converted into 190.0 million shares of Class A common stock and rolled over into the combined business. In addition, there were 29.0 million outstanding WUP profits interests recapitalized in connection with the Business Combination that can be exchanged on a value-for-value basis for Class A common stock subject to vesting.
As part of the Business Combination, existing holders of WUP equity, including holders of profits interests and restricted interests, but excluding holders of stock options, have the right to receive up to an aggregate of 9,000,000 additional shares of Class A common stock in three equal tranches, which are issuable upon the achievement of Class A common stock share price thresholds of $12.50, $15.00 and $17.50 for any 20 trading days within a period of 30 consecutive trading days within five years of the Closing Date, respectively (the “Earnout Shares”).
References in this Annual Report on Form 10-K (“Annual Report”) to “Wheels Up”, the “Company”, “we”, “us”, or "our" are to Wheels Up Experience Inc., a Delaware corporation, and its subsidiaries.

WHEELS UP EXPERIENCE INC.
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside Wheels Up’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of Wheels Up Experience Inc. regarding the future including, without limitation, statements regarding: (i) the size, demands and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve those markets, (ii) the degree of market acceptance and adoption of Wheels Up’s products and services, (iii) Wheels Up’s ability to develop innovative products and services and compete with other companies engaged in the private aviation industry and (iv) Wheels Up’s ability to attract and retain customers. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made, and Wheels Up undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, changes in expectations, future events or otherwise. This Annual Report identifies and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements, including those set forth in Part I, Item 1A. ― “Risk Factors” and Part II, Item 7 ― “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as those set forth under the caption, “Risk Factors Summary” below. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Annual Report or to conform these statements to actual results or revised expectations.
RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in this section alone or in combination with other events or circumstances, may adversely affect our business, financial condition, results of operations and prospects. Such risks include, but are not limited to:
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

•The outbreak and global spread of COVID-19 has adversely impacted certain aspects of our business. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, including without limitation Adjusted Contribution Margin, financial condition and liquidity.
•We are subject to certain restrictions on our business as a result of our participation in governmental programs under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
•Delta may have the right to terminate its commercial agreements with us.
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
•Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations, including without limitation Adjusted Contribution Margin.
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
•A failure in our technology or breaches of the security of our information technology infrastructure may adversely affect our business and financial condition and disrupt our customers’, suppliers’, third-party vendors’ and aircraft providers’ businesses.
•Our obligations in connection with our contractual obligations could impair our liquidity and thereby harm our business, results of operations and financial condition.
•Our ability to obtain financing or access capital markets may be limited.
•We could suffer losses and adverse publicity stemming from any accident involving aircraft models operated by us or third-parties.
•Terrorist activities or warnings have dramatically impacted the aviation industry and will likely continue to do so.
•We are subject to significant governmental regulation and changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

•We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.
•Our Organizational Documents include provisions limiting voting by non-U.S. Citizens.
PART I.

Item 1. BUSINESS
Overview of Our Company
Wheels Up is the leading provider of “on demand” private aviation in the U.S. and one of the largest private aviation companies in the world. Our mission is to connect flyers to private aircraft — and one another — to deliver exceptional, personalized experiences.
Wheels Up is pioneering data and technology-driven solutions that connect consumers to safety-vetted and verified private aircraft. Our offerings consist of a suite of products and services, that include multi-tiered membership programs, on-demand flights across all private aircraft cabin categories, aircraft management, retail and wholesale charter, whole aircraft acquisitions and sales, corporate flight solutions, special missions, signature events and experiences, and commercial travel benefits through our strategic partnership with Delta Air Lines, Inc. (“Delta”). We believe our diversified marketplace platform offers a solution for market participants, from aircraft owners and operators to individual and corporate flyers across a wide range of flight needs.
We are focused on making private aviation more accessible and significantly expand our total addressable market. We believe a user-friendly, transparent “search, book and fly” digital experience will remove friction points for new entrants to private aviation as well as appeal to those who currently use more analog and opaque competitive options. We also believe that many of these customers, once exposed to the Wheels Up experience and brand ecosystem, will, over time, become an important part of our member community. Our members are expected to be a critical component of our business and brand, and we remain committed to continuing to deliver for them on our promise of value, service and experience.
Our Strategic Outlook
We have looked to take advantage of our opportunities by elevating the following priorities:
•Difficult to Replicate Platform
The investments we have made since our inception in our brand, fleet, service and technology, including through our recent acquisitions, have resulted in a comprehensive platform that we believe is unmatched and would take years and significant investment of capital to replicate in its scale and breadth of offering.
•Aspirational Lifestyle Brand
We have built an industry-leading brand that creates broad consumer awareness, attracts new customers and allows us to generate deep engagement with our current members and non-member flyers. Our marketing strategy utilizes a variety of owned, earned and paid media channels. We attempt to target our marketing to consumers who have reasonably predictable demographic or lifestyle attributes similar to those of our current members that are indicative of potential or current private flyers. We utilize targeted, digital marketing to reach new customers and drive awareness. In addition to our targeted marketing efforts, we also invest in certain marketing opportunities that we believe provide high visibility and enable us to connect our brand to programs and events popular with our target customers, with a goal of creating a “halo effect” on the Wheels Up brand. Examples of this include our sponsorship of American Pharaoh and Justified during each of their Triple Crown winning runs at the Belmont Stakes, our activation with ESPN’s College GameDay each weekend during the college football season and our sponsorships of each of the Capital One’s “The Match” golf tournaments. Our brand is enhanced through partnerships with over 100 brand ambassadors, including athletes, entertainers and musicians.

Wheels Up provides its members with a lifestyle program that enhances the member experience beyond our core aviation offerings. Our events include celebrations around popular sports and cultural events, as well as more intimate gatherings hosted by our Wheels Up Ambassadors. Popular examples of Wheels Down events include our members-only hospitality house in Augusta, Georgia during the week of The Masters® golf championship, our Super Saturday Tailgate before the Super Bowl® and our pop-up celebration during Art Basel®, among many others. Partnerships with certain of the world’s top lifestyle brands provide our members with benefits and special offers in the areas of fashion, travel, leisure, fitness and more. Core and Business members also receive complimentary access to a full-service concierge through our partnership with Four HundredTM, and a complimentary year of membership in Inspirato®, a subscription-based luxury vacation platform. During the second quarter of 2021, we also launched a partnership with American Express as the exclusive private jet partner for the new American Express Premium Private Jet Program for all Platinum® Card Members.
•Proprietary Technology, Algorithms and Data Ecosystem
In an industry that historically used intuition and basic industry-wide data to drive strategy and decision-making, we are moving from intuition to algorithm. Technology and data science will be the foundation of all of our operations and strategic decision making. We have invested significantly in extending our technology platform to support a growing end-to-end marketplace that makes it easy to search, book and fly. Our marketplace platform comprises three main elements: intuitive digital front-end interfaces, a middle tier supported by data-driven optimization and pricing algorithms, and a back-end featuring a comprehensive flight operations platform, with connectivity to a network of third-party operators, supported by UP FMS. Each of the elements of our marketplace platform will rely upon and fuel a powerful data ecosystem containing data generated from within our systems, as well as from external industry sources.
•Strategic Relationship with Delta
In January 2020, we entered into a long-term Commercial Cooperation Agreement (as amended, the “CCA”) with Delta. We have seen this relationship drive significant value through certain strategic initiatives, co-marketing efforts and the creation of an array of new products and valuable features for existing and prospective customers. Delta is also a significant minority stockholder in Wheels Up and Delta has the right to designate two members of the Wheels Up board of directors (the “Board”). The participation of Delta on our Board adds tremendous strength and breadth of experience, and industry expertise, to our leadership team.
Since May 2019, we have completed multiple strategic transactions to accelerate our marketplace strategy of making private aviation more accessible.
•Scaling our “Asset-Right” Fleet of Aircraft — We expanded the breadth and depth of our fleet with the addition of more than 240 aircraft across all cabin class categories, including approximately 150 managed aircraft and the largest floating fleets of Light jets and Citation X’s in North America.
•Broadening and Streamlining our Capabilities — We acquired direct control over our owned and leased fleet operations with a nationwide footprint, added in-house maintenance capabilities, including heavy maintenance, and diversified our operations with the addition of aircraft management, wholesale flight operations and special mission capabilities.
•Driving Additional Customer Demand — We added thousands of flyers to our platform, including retail, corporate and wholesale customers. Additionally, our strategic relationship with Delta provides exposure to high-value Delta individual and corporate customers through co-marketing products, features and benefits.
•Adding Advanced Proprietary Technology — The Avianis Systems LLC (“Avianis”) cloud-based flight management system (renamed “UP FMS”) we acquired is currently utilized by approximately 100 aircraft owners/operators, with close to 2,000 aircraft on the system. As the system begins to facilitate fleet optimization and provides access to Wheels Up demand, we expect UP FMS to attract more owners/operators, and thus aircraft, to our marketplace.

Our Business Model
While we offer numerous products and services to our customers and industry partners, we generate revenue within four main categories:
•Membership Revenue — We generate membership revenue from initiation and annual renewal fees across our Connect, Core and Business membership tiers. We believe this membership revenue is highly visible and largely recurring in nature.
•Flight Revenue — Flight revenue is generated by both member and non-member usage. Non-members include wholesale, Jet Card customers and users of the Wheels Up mobile app.
•Aircraft Management Revenue — Aircraft management revenue consists of monthly management fees charged to aircraft owners, recovery of owner incurred expenses, including maintenance coordination, cabin crew and pilots, and recharging of certain incurred aircraft operating costs such as maintenance, fuel, landing fees and parking. We pass recovery and recharge amounts back to owners at either cost or a predetermined margin.
•Other Revenue — Other revenue consists of software subscription fees, third-party maintenance, repair and operations (“MRO”) revenue, fixed-based operator (“FBO”) revenue, whole aircraft acquisitions and sales related revenue where we are the broker, fees from sponsorships or partnerships and special missions revenue including government, defense, emergency and medical transport.
Membership Model
We provide private aviation services through our innovative membership program, offering three membership tiers — Connect, Core and Business — which are collectively designed to address a spectrum of private aviation consumers from those with occasional usage to the most frequent of flyers. Each program requires members to pay an initiation fee and annual dues and provides access to one of the world’s largest combined fleets of owned, leased, managed and third-party aircraft. Our membership model offers a simplified on-ramp to private flying with less complexity and lower up-front cost compared to traditional competitive private aviation programs.
Connect Membership
Our Connect membership is a relatively low-barrier-to-entry membership tier. The Connect membership offers variable dynamic pricing on a per trip basis and is designed for the consumer with less frequent needs or more flexibility in their schedule.
Core Membership
Our Core membership is designed for private flyers who place a premium on the convenience and flexibility of guaranteed aircraft availability on all aircraft types on short notice, want price protection through capped hourly rates on the busiest industry days and want to participate in an enhanced lifestyle program of events, experiences and member benefits.
Business Membership
Our Business membership is designed to serve a broad spectrum of demands from our Business members, including those for whom we are the primary provider of private flights, and others for whom we may be a supplementary solution to their own aircraft operations. The flexibility on the types of aircraft and routes we offer, allow us to optimize the missions of our members in an effort to reduce greenhouse gas emissions. As with Core members, Business members receive guaranteed aircraft availability on all aircraft types on short notice and price protection through capped hourly rates on the busiest industry days.
In addition to their initiation fee and annual dues, members pay for their flights based on a fixed quoted amount at time of booking. Depending on membership type and method of payment, the cost of a flight is generally either dynamically priced by our proprietary pricing engine, manually priced, or based on a capped hourly rate that provides qualifying members with price protection on our busiest, high demand days. For trips that are charged based on a capped hourly rate, the cost of the trip is calculated by multiplying the applicable capped hourly rate (based on cabin class) by the estimated flight and taxi time with minimum flight hours for each cabin class.
Prepayment for Flights — Fund Programs and Connect Funds
Core and Business members can prepay for future flights with the purchase of a Fund Program. A Fund Program is a pre-purchased amount of dollar-denominated credits that can be applied to future costs incurred by members, including flight services, annual dues, and other incidental costs such as catering and ground transportation. We offer a similar pre-payment option to our Connect members, called Connect Funds.
Fund Programs afford members with preferential terms and conditions that may include greater aircraft availability, access across cabin class categories, extended capped rate price protection and other member benefits such as Delta Medallion® status.
Non-Member Flyers
Non-member flyers can sign up, ask questions, shop and book charter flights completely digitally using the Wheels Up mobile app. These flyers are not required to purchase a membership but may pay additional transaction fees not applicable to members. They also do not receive membership benefits. In addition, non-member flyers do not have the same aircraft availability guarantees as members and flights are priced dynamically.
Wholesale Customers
In addition to our retail offerings, we provide wholesale charter services to customers such as charter flight brokers and third-party operators. Our wholesale customers typically pay us an agreed fixed rate for a flight, which varies based on factors such as the aircraft type and date of the flight, and in turn sell the flight to their own retail customers.
Our Fleet
Through targeted capital investments, cultivation of third-party operator relationships and recent transactions, we have aggregated a large and diverse fleet of owned, leased, managed and third-party operator aircraft.
Wheels Up Owned and Leased Aircraft (“1P Fleet”)
As of December 31, 2021, we have over 180 owned and long-term leased aircraft in our fleet, including 86 Turboprops, 30 Light jets, 16 Midsize jets, 49 Super-Midsize jets and 3 Large Cabin jets. Of our owned and leased aircraft, 72 King Air 350i twin turboprops, 1 Hawker 400XP Light jet, 15 Citation Excel/XLS Midsize jets and 8 Citation X Super-Midsize jets are painted in blue and white Wheels Up livery with the UP insignia painted on the tail.
Our owned and leased aircraft operate as a “floating fleet,” meaning that they do not return to a home base. We believe this allows us to keep our aircraft positioned to most efficiently address our member flight requests, ensuring broad geographic coverage with the fleet and eliminating costly repositioning flights. Lower repositioning costs can provide Wheels Up with a meaningful cost advantage on one-way and multi-city itineraries.
Managed Aircraft (“2P Fleet”)
Our managed fleet is comprised of approximately 150 aircraft under our management, including Light, Midsize, Super-Midsize and Large Cabin jets. Under the terms of our management agreements, managed fleet aircraft may generally be used to fulfill Wheels Up member and non-member flights in addition to use by the aircraft owners. Aircraft owners typically pay us a monthly management fee for services, including pilot hiring, flight operations, aircraft maintenance management and other administrative services. With respect to the use of these aircraft to fulfill member flights, the owner of the aircraft receives either a revenue share or a fixed hourly rate for all hours as payment.

Our managed aircraft each have a designated home base at airports across the country depending on the location preferred by the aircraft owner. After completing a flight, these aircraft return to their home base or are positioned to another location for their next revenue flight.
Third Party Network Aircraft (“3P Fleet”)
We have access to over 1,200 aircraft in all private aircraft cabin classes through our network of safety vetted and verified third-party operators. To qualify to participate in the Wheels Up program, aircraft operators must satisfy our rigorous and stringent safety standards for aircraft, crew and operations. To become approved for use, the operator must complete a three-step assessment process that culminates with an on-site assessment to verify compliance with our standards. Additionally, the approved operator is subject to recurring on-site assessments every two years. As a final step, we verify compliance with our crew and aircraft standards using a safety database system for every flight. Under the terms of our agreements with approved third-party operators, they provide service to members and non-member flyers subject to continued compliance with our flight standards. We contract with operators to participate in our network for periods ranging from a single flight up to three years with compensation to the operator based on the cabin class or other unique characteristics of the aircraft.
Seasonality
Our results of operations for any specific period are not necessarily indicative of those for an entire year since the private aviation industry is subject to seasonal fluctuations and general economic conditions. Our operations are typically favorably affected by increased utilization of our aircraft in the summer months.
Operations
Flight Operations
Our Flight Operations teams operate nationwide and are primarily based out of Broomfield, Colorado; Cincinnati/Northern Kentucky International Airport (“CVG”); Columbus, Ohio; Elkhart, Indiana; Fort Lauderdale-Hollywood International Airport (“FLL”); and Shelton, Connecticut.
Air Carrier Operations
Wheels Up provides its passenger air carrier services through five Part 135 certificates across our consolidated subsidiaries.
Gama Aviation LLC (“Gama”) is a Part 135 operator, providing flight services through three Part 135 certificates. Gama is generally the Part 135 operator for Wheels Up branded aircraft, operates one of the largest fleets of managed business jets in the U.S. and provides aircraft management services, private aircraft charter services, and maintenance support to customers and partners nationwide.
Mountain Aviation, LLC (“Mountain Aviation”) has a primary operating base at Rocky Mountain Metropolitan Airport and operational bases in Alaska, Idaho, Texas, Wisconsin and New Jersey. It is a Part 135 operator and additionally holds a Part 145 repair station certificate. It provides private aircraft charter, aircraft management, and special mission services, including International Long-Range operations, intelligence, surveillance, and reconnaissance operations, airdrop and low-cost, low-altitude operations, medevac/casevac and domestic flight operations.
Travel Management Company, LLC (“TMC”) was the largest wholesale-focused Part 135 operator of light jets in the U.S. when it was acquired in 2019. TMC’s wholesale fleet supported channel partners and businesses, including numerous third-party air carriers, across the private aviation industry, including Wheels Up. TMC was merged into WUPJ during 2021, with the last aircraft placed onto WUPJ’s certificate in April 2021. As such, TMC no longer provides passenger air carrier services.
Wheels Up Private Jets LLC (“WUPJ”) is a Part 135 operator and additionally holds a Part 145 repair station certificate. WUPJ provides aircraft management services, private aircraft charter services, charter membership programs, FBO and MRO services. It operates tech service centers at CVG and FLL, which provide comprehensive MRO facilities and services for aircraft operated by Wheels Up’s consolidated subsidiaries and third-parties.
Fuel
Our operations are impacted by changes in the price and availability of aircraft fuel. We have pricing agreements with various fuel providers located across the U.S., pursuant to which we receive agreed upon pricing for fuel and handling/facility fees at each location. We are currently able to obtain adequate supplies of aircraft fuel but sustainable aircraft fuel is generally more difficult to obtain.
Sales and Account Management
We have developed a sales organization to capitalize on the various lead generation efforts and customer acquisition channels of our business. Our sales organization includes the following teams: sales operations, sales directors, centralized inside sales, field sales, strategic enterprise sales, aircraft management sales, whole aircraft sales, corporate sales and charter sales.
We also have a Wheels Up account management team that provides regular contact for our members and educates members on the benefits of Wheels Up membership. Account managers serve as dedicated private aviation consultants for members with respect to evaluating options for specific flights and their overall Wheels Up relationship. In this capacity, our account management team plays a material role in driving membership renewals and the purchase of Fund Programs. This team also assists members in activating their Delta and other partner benefits.
With respect to our aircraft management business, we have a dedicated account management team that is responsible for the day-to-day management of our managed aircraft accounts and owner relationships.
Member Experience
Retention of our existing members is essential to the growth of our business. We drive retention by taking a holistic view of the member journey, from onboarding through a member’s flight and extending to each and every moment of member engagement thereafter. We believe each of these touchpoints is an essential element of the overall member experience. Our member experience group, working cross-functionally across our organization, is tasked with monitoring member engagement and ensuring high member satisfaction and low churn.
Safety
Each and every day, our passengers trust us with their lives, and it is paramount that we consistently reinforce this trust with our actions and words. This begins with our uncompromising commitment to safety as our number one priority.
Safety is a cornerstone of our culture. We view compliance with Federal Aviation Administration (“FAA”) regulations as a minimum baseline for our commitment to safety. We go beyond FAA minimum requirements by setting higher safety standards in areas of pilot experience, certification (licensing), training, safety programs and many others.
Wheels Up has implemented Safety Management Systems (“SMS”), that go beyond FAA regulatory requirements, across our operating certificates. SMS is a means to identify hazards, mitigate the risk associated with those hazards, collect safety data and act on that data to improve the safety of the operation. Each SMS is managed by a Director of Safety and a team of dedicated professionals trained on the elements of SMS. A key component of our SMS is the Aviation Safety Action Program (“ASAP”). ASAP is a non-punitive safety program that enables employees such as pilots, maintenance technicians and dispatchers to report safety related events for review by Wheels Up and the FAA with the purpose of implementing corrective actions. Additional non-punitive safety reporting programs are in place for employees that are not covered by an ASAP.
In addition to our internal safety management efforts, the Wheels Up operating entities are voluntary participants in audits from a number of third-party safety organizations, including the Air Charter Safety

Foundation, Wyvern, ARGUS, IS-BAO and independent audits by some of our corporate clients. These audits are opportunities to have outside experts review and contribute to the continuous improvement of our SMS.
Our Pilots
Every Wheels Up flight is under the command of two captain-rated pilots that meet our own training and flight-hour requirements, which are in excess of the FAA’s requirements and training criteria as outlined in the FAA regulations. Each pilot is required to hold current FAA Airline Transport Pilot and First-Class Medical Certificates and is required to be FAA Pilot-in-Command Type-Rated in the aircraft they fly.
Our pilot selection process screens all candidates for background, motivation and safety record. This screening process includes in-person technical interviews and written examinations, as well as a flight simulator assessment. Our pilots must also complete mandatory advanced aircraft ground and flight training in a full-motion simulator, as well as recurring training.
We have entered into agreements with multiple, industry leading third-party suppliers to provide factory authorized training for our pilots. These agreements provide training availability to Wheels Up throughout the year for both initial and recurrent pilot training in exchange for a fixed price per training slot.
Aircraft Maintenance and Repairs
We maintain, service and repair our owned, leased and managed aircraft to ensure the safety of our passengers and to keep the FAA airworthiness certificate of each aircraft in good standing at all times. Aircraft maintenance and repairs consists of routine and non-routine maintenance divided into three general categories consisting of line-maintenance, scheduled maintenance and component service.
Line maintenance consists of daily and weekly scheduled maintenance inspections, including pre-flight, daily, weekly and overnight checks, diagnostics, routine repairs and any unscheduled items on an as needed basis.
Scheduled airframe maintenance inspections typically take one to four weeks and are performed every six to 12 months, with frequency dictated by utilization hours and cycles. Scheduled engine overhauls are performed every one to three years, with frequency also dictated by utilization hours and cycles.
We operate two MROs, with one additional satellite facility in the U.S. and we regularly assess our need for additional MRO facilities. Additionally, we have multiple Mobile Service Units (“MSUs”), located throughout the U.S. to perform line-maintenance work.
We have entered into agreements with certain vendors to provide parts and technician labor related to maintenance of our aircraft at agreed upon pricing and rates. In addition to these arrangements, we have flight hour agreements in place with certain airframe and engine manufacturers whereby the third-party provides maintenance services for various aircraft on our certificates. These maintenance services primarily relate to scheduled airframe maintenance inspections, engine inspections and/or engine overhauls in exchange for an hourly rate per flight hour.
Intellectual Property
The protection of our technology and other intellectual property is an important aspect of our business. We seek to protect our intellectual property (including our technology and confidential information) through a combination of trademarks and trade secret protections, as well as contractual commitments and security procedures.
We generally require our employees and consultants to enter into confidentiality agreements, and certain third-parties to enter into non-disclosure agreements. We regularly review our technology development efforts and branding strategy to identify and assess the protection of new intellectual property.
We own certain trademarks important to our business, such as the “Wheels Up” word and design marks. In addition, we currently own certain domain names, including “wheelsup.com”.

Competitive Landscape
The private aviation industry is highly fragmented. Because we offer products and services that address the needs of most private flyers, we compete with providers across all of the incumbent categories, including whole aircraft purchases, fractional programs, jet card providers and charter brokers. In addition, with respect to aircraft management, we compete with other companies that provide aircraft management services.
Government Regulation
We are subject to government regulation at local, state, federal and international levels. The scope of these regulations is exceedingly broad, covering a wide range of subjects that includes, but is not limited to, those summarized below.
Principal Domestic Regulatory Authorities
The following paragraphs summarize the roles of some of the most prominent domestic regulators of our business.
The U.S. Department of Transportation (“DOT”) is the principal regulator of economic matters in the aviation industry. As applied to our business, under Title 14 of the Code of Federal Regulations (“14 C.F.R.”) Part 298, DOT oversees the operations of our subsidiaries that operate as air taxis (i.e., on-demand operators of small aircraft). This includes economic authority to conduct business as a type of air carrier, as well as consumer protection and insurance requirements that are applied to the conduct of such business. In 14 C.F.R. Part 380 (“Part 380”), DOT also approves and oversees the performance of public charters that may be arranged by a non-air carrier public charter operator for the purpose of offering to the public charter flights that will be performed by an identified air carrier at a predetermined date and time (in contrast to the on-demand, or as-needed/where-needed, character of our air taxi operations).
DOT also regulates how we advertise and hold out services. In 14 C.F.R. Part 295 (“Part 295”), DOT oversees the sale, holding out and arrangement of single entity charter air transportation (or the entire capacity of an aircraft, in contrast to public charter flights which are sold by the seat). We are subject to DOT jurisdiction as an “air charter broker” under Part 295 in offering and selling our membership program for single-entity charters and in acting as an agent for members in arranging flights. We are also subject to DOT’s jurisdiction as a “ticket agent” as defined by 49 U.S.C. Section 40102(a)(45). In every aspect of our business subject to DOT’s jurisdiction, we are subject to DOT’s statutory and regulatory authorities to prohibit and enforce against engaging in “unfair” or “deceptive” practices and unfair methods of competition pursuant to 49 U.S.C. Section 41712. DOT also promulgates and enforces consumer protection regulations to which we are subject, including requirements related to the nondiscrimination on the basis of disability in air transportation, data reporting, recordkeeping, advertising and ticket sales, among others.
Importantly, DOT also enforces U.S. laws governing the citizenship of air carriers. For our air carrier subsidiaries to maintain their air carrier licenses, registrations and other authorizations to hold out and operate services, we must ensure that DOT’s citizenship requirements are satisfied. This means that those air carriers must be under the actual control of U.S. citizens (as defined in 49 U.S.C. Section 40102(a)(15)), and must satisfy certain other requirements, including that each air carrier’s president/chief executive officer and at least two-thirds of its Board and other managing officers are U.S. citizens, and that at least seventy-five percent of its voting stock is owned and controlled, directly and indirectly, by U.S. citizens. The amount of non-voting stock that may be owned or controlled by non-U.S. citizens is limited as well.
The FAA is the principal regulator of safety matters in the aviation industry. The FAA’s regulations touch on many aspects of civil aviation, such as:
•the design and manufacturing of aircraft, engines, propellers, avionics and other key components (collectively the “aircraft,” as used below), including engine noise and other environmental standards;
•the inspection, maintenance, repair and registration of aircraft;

•the training, licensing or authorizing, and performance of duties by pilots, flight attendants and maintenance technicians;
•the testing of safety-sensitive personnel for prohibited drug use or alcohol consumption;
•the design, construction, and maintenance of runways and other airport facilities;
•the operation of air traffic control systems, including the management of complex air traffic at busy airport facilities;
•the certification and oversight of air carriers;
•the establishment and use of SMS by air carriers;
•the promotion of voluntary systems to encourage the disclosure of data that may aid in enhancing safety; and
•the oversight and operational control of air carriers by key personnel, including directors of operations, directors of maintenance, chief pilots, chief inspectors and directors of safety.
There are numerous FAA regulations that may impact our operations and business. They include but are not limited to the following Parts found in Title 14 of the C.F.R.
“Part 91” contains the general operating rules for flight safety. These rules govern all flight operations, including private and commercial operations, except to the extent that the commercial operations are subject to additional rules found in other parts of the FAA regulations.
“Part 135” contains additional rules that apply to commercial “on-demand” operations. “On-demand” operations include flights for which the departure location, departure time, and arrival location are specifically negotiated with the customer or the customer’s representative as well as passenger-carrying operations conducted as a public charter under Part 380.
“Part 145” contains the rules that govern the performance of aircraft maintenance at certificated repair stations. These include requirements related to the quality of the facility, the qualifications of personnel and what type of repair or inspection work is authorized for performance there.
As the operator of our nation’s air traffic control system, the FAA has an especially important role to play in the management of air traffic, including congestion at the busiest airports and in the busiest air corridors. Also, in the case of a security threat, unusual environmental risk, or other emergency, the FAA has authority to shut down segments of airspace or even the entire U.S. airspace to civilian use, as occurred on September 11, 2001.
As an agency of the Department of Homeland Security (“DHS”), the Transportation Security Administration (“TSA”) is the principal regulator of security matters in the aviation industry. Among other things, the TSA regulates the standard security programs in use by U.S. airports and aircraft operators. These programs include elements relating to the training of flight crews, checking the identity and screening of passengers, application of security watch lists and cooperation in threat assessments and responses.
Customs and Border Protection (“CBP”), also an agency of DHS, is the principal regulator of customs and immigration matters affecting the aviation industry and enforcer of certain public health matters affecting the aviation industry. Whenever our air carrier operations include an international flight segment, we must provide CBP with an advance disclosure of passenger information, facilitate CBP’s inspection of baggage, and help ensure the proper disposal of any foreign-originating refuse on the aircraft. CBP also oversees entry and clearance into the U.S., including with respect to exports and imports, and issues landing rights approvals for aircraft arriving in the U.S. from abroad.
The Environmental Protection Agency (“EPA”) is the principal federal environmental regulator. In January 2021, the EPA promulgated new rules relating to the greenhouse gas emissions from carbon fuels used in aircraft engines. This will bring about a change in future aircraft engine designs and approvals and eventually require replacement of engines in future years. This area of regulation is not yet settled. It still is subject to change based on domestic and international laws and standards intended to address global environmental issues, making it impossible to say how such developments might impact our business in the future.
The vast majority of airports where we fly are owned and operated by state and local government entities. These airport authorities claim the right to impose certain safety, security and other regulations so long as they do not conflict with federal law. Airport authorities also have extensive property rights that empower them to impose conditions on leasing and using airport facilities. The terms on which an airport authority might lease or allow use of its property (or other property and services at an airport) can, at times, be on terms less favorable than would be customary for real estate or other transactions outside of an airport environment.
These regulatory authorities have the ability to stop a part or all of our business and flight operations such as by suspending or revoking our certifications or other authorizations. They also have the ability to impose monetary fines and other civil penalties and to make referrals for criminal prosecution. These actions may occur with little or no notice, depending on the circumstances as perceived by the regulators in their discretion.
Foreign Regulatory Authorities
Most foreign countries have their own regulatory authorities that parallel those found in the U.S. The complexity of interaction with the foreign regulators can be magnified by differences in language, culture, legal and social norms, tax and budgetary practices and perspective on economic development and competition.
Privacy and Data Protection
There are many requirements regarding the collection, use, transfer, security, storage, destruction and other processing of personally identifiable information and other data relating to individuals. Because our technology platform is an integral aspect of our business, compliance with laws governing the use, collection and processing of personal data is necessary for us to achieve our objective of continuously enhancing the user experience of our mobile application and marketing site.
We receive collect, store, process, transmit, share and use personal information, and other customer data, including health information, and we rely in part on third-parties that are not directly under our control to manage certain of these operations and to receive, collect, store, process, transmit, share and use such personal information, including payment information. A variety of federal, state, local, municipal and foreign laws and regulations, as well as industry standards (such as the payment card industry standards) govern the collection, storage, processing, sharing, use, retention and security of this information including but not limited to the California Consumer Privacy Act (“CCPA”) and the European Union’s General Data Protection Regulation (“GDPR”). Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. The failure to comply with such data protection and privacy regulations can result in fines, penalties and the enforcement of any non-compliance, which could significantly impact our business operations.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization officially declared COVID-19 a pandemic. The unprecedented and rapid spread of COVID-19 led to economic and business uncertainties resulting from governmental restrictions on air travel, the implementation of quarantine and shelter-in-place orders, the cancellation of large public events, businesses suspending in-person meetings and the closure of popular tourist destinations.
In order to provide the safest experience while meeting our customers’ essential transportation needs, we developed and implemented Wheels Up Safe Passage™ — a suite of enhanced cleaning and operational protocols to help ensure the safety of our passengers and pilots through best-available sanitization practices and adherence with up-to-date health guidelines.

Human Capital Resources
Employees
As of December 31, 2021, Wheels Up and its affiliates had 2,171 employees, 2,130 full-time employees, including 927 pilots, and 41 part-time employees, all located in the U.S. Our employee base consists of non-exempt and exempt employees in corporate functions as well as pilots, other crew members and maintenance positions. Wheels Up and its affiliates have not had a work stoppage and none of our employees are represented by a labor organization or under any collective bargaining agreements. Wheels Up considers its employee relations to be good.
Human capital strategies are developed and managed by our Chief People Officer, who reports to the Chief Executive Officer, and are overseen by the compensation committee and the Board. Our culture is customer centric and focused on ensuring we are the most trusted technology company in the private aviation and lifestyle marketplace. We aim to maximize the potential of our human capital resources and deliver quality service through a motivating work environment. Employees are encouraged to achieve more through innovation and an entrepreneurial spirit.
We strive to recruit from amongst the best talent in the industry and reward them appropriately. Our success depends in large part on our ability to attract, retain and develop high-quality management, operations, technology, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Specifically, we are seeing increased competition for experienced pilots to join our fleet. In an effort to help make Wheels Up their employer of choice, during September 2021, we were the first private aviation company to offer broad-based equity ownership to our pilots. The ability to provide pilots with equity, along with increasing other compensation and benefits, is a unique advantage.
Our annual Culture Check Up survey enables us to obtain confidential feedback directly from our workforce to see if we need to make changes or enhancements to a variety of topics such as diversity, equity and inclusion, engagement, learning and cultural development.
We want all of our employees to feel like true owners of Wheels Up. Therefore, timely, informative and engaging communication is critical. Through regular updates from the executive leadership team, our monthly newsletter What’s Up and recurring all-hands meetings, our objective is to ensure employees are aware of our performance, priorities and path forward.
The health and safety of our employees in their work and personal lives is critical to achieving this objective. As a result of the COVID-19 pandemic, we assembled a task force to develop a wide series of safety measures and protocols in an effort to protect the well-being of our employees and customers. In addition, we asked that all employees who were able to do so work remotely and continue to evaluate flexible work arrangements going forward.
Our Commitment to Diversity, Equity and Inclusion (“DEI”)
Our success requires the inclusion of ALL — we strive to empower, engage, and celebrate diversity, authenticity and inclusion, regardless of gender, race, ethnicity, identity, age, religion, sexual orientation or culture. Our goal is to maximize the impact of the Wheels Up team by attracting, engaging, and retaining the most talented, dedicated and passionate people in the marketplace. As a result, we are focused on expanding customer acquisition and maximizing corporate growth through the development and execution of an inclusive strategy that amplifies values, while prioritizing cultural sensitivity across a diverse target audience (i.e., female, BIPOC, LGBTQ+ and other diverse groups).
We have developed our diversity, equity and inclusion “Guiding Principles” to help ensure alignment across our internal and external programs/processes. Wheels Up has also established a dedicated role within the human resources team to drive our multi-year DEI strategy focused on attracting, engaging, retaining and elevating diverse talent, establishing equitable people practices and creating an inclusive culture. Our current efforts in amplifying DEI include:

•Establishing target diversity scorecard metrics around talent acquisition, talent movement/management, and employee engagement. Our scorecard will reflect our entire organization – from our entry level employees, all the way to the Executive Leadership Team.
•The prioritization of diversifying our candidate pipeline through partnership investments with external organizations including Women Aviation International, National Gay Pilot Association, Organization of Black Aerospace Professionals, RedTail Flight Academy and the U.S. Military.
•Planned launch of employee resource groups (“ERGs”) in 2022. Our intent for the launch of ERGs is to create a safe space for diverse employees to share common experiences and collectively elevate their voices. ERGs will play a vital role in ensuring an inclusive environment where all are valued, included and empowered to succeed.
•DEI focused employee engagement events that will help elevate the knowledge and understanding of diverse communities and inclusive practices.
In addition, Wheels Up has taken a progressive approach in the provision of comprehensive benefits including:
•Multiple counseling sessions offered through Employee Assistance programs, that support employees and their families’ emotional well-being.
•Health plan coverage for infertility assistance.
•Domestic partner health plan coverage.
•Health plan coverage for gender reassignment surgery.
•Parental Leave for both birth and non-birthing parents, including adoption or foster care.
Wheels Up is proud of its DEI initiatives, as we are committed to gaining full equity via the development of educational programs and inclusive efforts that will help democratize our industry.
Our Social Impact Initiatives
Wheels Up Cares
Through our Wheels Up Cares initiative, we are committed to supporting philanthropic organizations and initiatives that affect and matter to our company, members, customers, stakeholders, families, friends and communities. The Wheels Up Cares fleet is comprised of custom painted Beechcraft King Air 350i aircraft; each plane, active in our fleet and flying members daily, serves as a flying symbol of awareness for a specific cause.
Meals Up Partnership with Feeding America
Our Meals Up initiative was created in partnership with Feeding America to help support the growing levels of food insecurity in the U.S. during the COVID-19 pandemic. This effort has already raised and inspired the equivalent of more than 70 million meals for Feeding America.
Environmental
We are committed to reducing the environmental impact of our fleets, as well as the long-term effects of our overall operations. Over time, we expect to fully offset the carbon impact of our flight operations through the purchase and retirement of applicable carbon credits or via another established and vetted mechanism. We are also examining other sustainability initiatives, including the potential use of sustainable aircraft fuel and long-range investments in other sustainability solutions, as well as operational improvements, sustainable practices at our facilities and a reduction in single-use plastics at our offices and aboard our aircraft.

Corporate History and Structure
Wheels Up was formed on July 1, 2013. Our operating subsidiaries include, among others, Wheels Up Partners Holdings LLC, Avianis, WUPJ, Gama and Mountain Aviation.
Our corporate headquarters is located at 601 West 26th Street, Suite 900, New York, New York 10001, our telephone number is (212) 257-5252 and our internet address is www.wheelsup.com. The information on, or that can be accessed through, Wheels Up’s website is not part of this Annual Report. The website address is included as an inactive textual reference only.
Available Information
We make available free of charge on our website at wheelsup.com/investors our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Information on our website is not incorporated into this Annual Report or our other securities filings and is not a part of those filings.

Item 1A. RISK FACTORS
Risks Relating to Our Business and Industry
We may not be able to successfully implement our growth strategies.
Our growth strategies include, among other things, expanding our addressable market by opening up private aviation to non-members through our marketplace, expanding into new domestic and international markets and developing adjacent businesses. We face numerous challenges in implementing our growth strategies, including our ability to execute on market, business, product/service and geographic expansions. Our strategies for growth are dependent on, among other things, our ability to expand existing products and service offerings and launch new products and service offerings. Although we devote significant financial and other resources to the expansion of our products and service offerings, including increasing our access to available aircraft supply, these efforts may not be commercially successful or achieve the desired results. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, market and sell new or improved products and services in these changing marketplaces. Our inability to successfully implement our growth strategies could have a material adverse effect on our business, financial condition and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.
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
We have experienced significant net losses since inception and, given the significant operating and capital expenditures associated with our business plan, we anticipate continuing net losses for the foreseeable future. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred net losses of $197.2 million and $85.4 million for the years ended December 31, 2021 and December 31, 2020, respectively. We have not consistently generated positive cash flow from operations, and we cannot be certain that we will be able to generate positive cash flow from operations in the future. To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue and increasing the number of paying members to our service, as well as improve our Adjusted Contribution Margin. Accomplishing these objectives may require significant capital investments. We cannot be assured that we will be able to achieve these objectives.

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
•the travel limitations that we placed on members who joined on or after November 1, 2021, including their inability to fly for a rolling 90-day period, could negatively impact our growth rate and financial performance;
•we may experience the detrimental effects of the ongoing COVID-19 pandemic such as outbreaks of disease that affect travel behaviors;
•we may be unable to attract new customers and/or retain existing customers;
•our Adjusted Contribution Margin may be negatively impacted by increased flight costs due to aircraft supply constraints combined with our guaranteed rate pricing and fixed purchases of Fund Programs;
•our ability to grow complementary products and service offerings may be limited, which could negatively impact our growth rate and financial performance;
•we may be impacted by changes in consumer preferences, perceptions, spending patterns and demographic trends;
•we may require additional capital to finance strategic investments and operations, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available or at reasonable prices and terms;
•our historical growth rates may not be reflective of our future growth;
•our business and operating results may be significantly impacted by actual or potential changes to the international, national, regional and local economic, business and financial conditions, the health of the U.S. aviation industry and risks associated with our aviation assets including recession, inflation and higher interest rates;
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
From time to time, we may consider opportunities to acquire other companies, products or technologies that may enhance our products and service offerings or technology, expand the breadth of our markets or customer base, or advance our business strategies. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such transactions may include, among other things, cash, common stock or our equity interests, and in conjunction with a transaction we might incur indebtedness. If we elect to pursue an acquisition, our ability to successfully implement this transaction would depend on a variety of factors. If we need to obtain any third-parties’ consent prior to an acquisition, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility.
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
We may not successfully integrate our past acquisitions or any future acquisitions and may not achieve anticipated revenue and cost benefits relating to any such transactions. Realizing the benefits of acquisitions depends in part on the integration of operations and personnel. If we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated, and in certain circumstances an acquisition could harm our financial position. In addition, strategic transactions may be expensive, time consuming and may strain our resources. Such transactions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence or assumption of indebtedness, or the impairment or write-off of goodwill and intangible assets. Furthermore, strategic transactions that we may pursue could result in dilutive issuances of equity securities. As a result of the risks inherent in such transactions, we cannot guarantee that any future transaction will be completed successfully or that it will ultimately result in the realization of our anticipated benefits or that it will not have a material adverse impact on our business, financial condition and results of operations. If we were to complete such an acquisition, investment or other strategic transaction, we may require debt financing that could result in significant indebtedness and debt service obligations.

We are exposed to the risk of a decrease in demand for private aviation services.
Historically, we have generally provided private aviation services through a membership-only program business model. Our membership program requires members to generally pay an up-front initiation fee and recurring annual dues. If demand for private aviation services or success in selling were to decrease, this could result in slower new member growth, members declining to renew their memberships and/or reducing their aggregate flight utilization and spend, all of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we have historically relied on the purchase of memberships and purchases of Fund Programs by members to apply to flight costs (“Prepaid Blocks”) as a source of capital to fund our ongoing operations. Changes in demand for our products and services by our members could result in a significant decrease in such Prepaid Blocks or an increase in the rate at which our members utilize their Prepaid Blocks. Such changes could negatively impact our cash flows from operations, unexpectedly accelerate our liquidity needs and require us to seek alternate sources of capital, including debt financings, which may not be available or on acceptable terms.
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
Many of the markets in which we operate are competitive as a result of the expansion of existing private aircraft operators, expanding private aircraft ownership and alternatives such as luxury commercial airline service. We compete against a number of private aviation operators with different business models, and local and regional private charter operators. Factors that affect competition in our industry include price, reliability, safety, regulations, professional reputation, aircraft availability, equipment and quality, consistency and ease of service, willingness and ability to serve specific airports or regions and investment requirements. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. The materialization of any of these risks could adversely affect our business, financial condition and results of operations.
The outbreak and global spread of COVID-19 has adversely impacted certain aspects of our business. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our business, operating results, including without limitation Adjusted Contribution Margin, financial condition and liquidity.
The COVID-19 outbreak, along with the measures governments and private organizations worldwide implemented in an attempt to contain the spread of this pandemic, resulted in an overall decline in demand for air travel, which decline was severe in late spring and early summer of 2020. In addition, the initiatives and measures put in place to limit the spread of COVID-19 have increased costs to our business, including additional costs in connection with the implementation of our Wheels Up Safe Passage™ program of enhanced safety, cleanliness and health protocols and guidelines introduced in response to the outbreak of COVID-19. We anticipate that it may be necessary to continue to incur such costs for the foreseeable future as part of ongoing operations. In addition, while there has been a recovery in demand, driven in part by an influx of new flyers to the industry, certain types of travel that have historically been a material driver of flight revenue, including business, event and international travel, have yet to return to pre-pandemic levels.
The spread of COVID-19 also prevented us from offering members access to in-person “Wheels Down” experiential events, a key lifestyle component of our membership and a significant contributor to customer loyalty and retention. For example, we were forced to cancel all Wheels Down in-person events and experiences scheduled to occur from and after mid-March 2020 through November 2021, including our popular annual events held in Augusta, Georgia during the week of The Masters® golf tournament and our Super Saturday Tailgate event prior to the Super Bowl®. We did resume our pop-up celebration in Miami, Florida during the week of Art Basel® 2021 but we anticipate that we will be limited in our ability to provide such experiences for our members for the foreseeable future, which may impact our member retention, particularly with respect to our less frequent flyer members.
Outbreaks of variants of COVID-19 have also disrupted our operations and accentuated other risks to or business, such as the availability of qualified flight personnel ― see “The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business.” ― and reliance on our third-party service providers ― see “If we face problems with any of our third-party service providers, our operations could be adversely affected.” Such an outbreak of COVID-19 or similar disease could result in significant downtime of our aircraft and result in material and adverse effects on our business, operating results, financial condition and liquidity.
In response to the sharp decline in private air travel during late spring and early summer 2020, we availed ourselves of a government assistance grant in an aggregate amount of $76.4 million under the CARES Act Payroll Support Program administered by the U.S. Department of the Treasury (the “Treasury”) and implemented certain cost saving initiatives, including offering voluntary furloughs to our employees, implementing a mandatory reduction in all work schedules and delaying certain previously planned initiatives and internal investments. Such cost saving measures were largely discontinued in the fourth quarter of 2020, although certain reductions in expenditures, such as capital expenditures related to our New York City headquarters’ office are expected to continue for the pendency of the COVID-19 pandemic. While the severity, magnitude and duration of the COVID-19 pandemic remain uncertain, there can be no assurance that these actions will be sufficient and that other similar measures may not be required during the pendency of the COVID-19 pandemic.
In response to the COVID-19 pandemic, federal, state and local government authorities implemented directives, orders and regulations intended to mitigate the spread of COVID-19, and in response, we have modified our practices, policies and procedures, as appropriate. For example, on October 25, 2021, the Centers for Disease Control and Prevention (the “CDC”) issued an order effective November 8, 2021 (amending a prior order that had been in effect since January 26, 2021) requiring that all passengers (2 years of age or older) traveling by air to the U.S. from a foreign country (i) obtain a COVID-19 test no more than three days (for fully vaccinated passengers) or one day (for passengers who are not fully vaccinated) before their flight departs and (ii) provide proof of a negative result (or documentation of having recovered from COVID-19) prior to boarding the flight. The CDC and the TSA also issued orders effective February 1, 2021, mandating the wearing of face masks on flights, subject to certain limited exceptions. Such health requirements or standards, whether mandated by government agencies or voluntarily adopted by us, related to COVID-19 or otherwise intended to mitigate the spread of communicable diseases, may directly impact demand for air travel. In addition, COVID-19 and related restrictions may have a material and adverse impact on other aspects of our business, including enhanced risk of delays or defaults in payments by customers, delays and difficulties in completing maintenance work on certain aircraft and delays or shortages in our supply chain.
The full extent of the ongoing impact of COVID-19 on our future operational and financial performance will depend on future developments, many of which are outside our control, including the severity, magnitude, duration and spread of COVID-19, including any recurrence of the pandemic, and related travel advisories, restrictions and future government action, all of which are highly uncertain and cannot be predicted. At this time, we are also not able to predict whether the COVID-19 pandemic will result in long-term changes to business practices and consumer behavior, with such changes including but not limited to a long-term reduction in travel as a result of increased usage of “virtual” and “teleconferencing” products or a general reluctance to travel by consumers.
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
Wheels Up applied for government assistance under the Payroll Support Program maintained and administered by the Treasury as directed by the CARES Act and were awarded a total of $76.4 million to support ongoing operations, all of which has been received. In addition, Mountain Aviation had separately applied for assistance under the Payroll Support Program, and was awarded an aggregate of $2.4 million, all of which it received prior to our acquisition of such business in January 2021. Both awards are governed by the terms and conditions of the CARES Act and a separate payroll support agreement (“PSA”) with the Treasury. Neither we, nor Mountain Aviation, were required to issue equity or other form of security to the Treasury in connection with such awards.
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
Mountain Aviation also received a loan (the “PPP Loan”), dated as of April 14, 2020, from Zions Bancorporation N.A. dba Vectra Bank (“Vectra”) under the Paycheck Protection Program (“PPP”). The PPP Loan is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration (“SBA”) under the CARES Act, which is subject to revisions and changes by the SBA and Congress. Given that Mountain Aviation received more than $2.0 million under its PPP Loan, we will be subject to an audit by the SBA. We believe that we satisfied all eligibility criteria for the PPP Loan, and that Mountain Aviation’s receipt of the PPP Loan was consistent with the broad objectives of the PPP of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. The PPP Loan was forgiven by the SBA on June 9, 2021. If, despite our good-faith belief that Mountain Aviation satisfied all eligibility requirements for the PPP Loan, Mountain Aviation is later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan or it is otherwise determined that Mountain Aviation was ineligible to receive the PPP Loan, we could be subject to civil, criminal and administrative penalties or adverse publicity. Any such events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations and financial condition.
Delta may have the right to terminate its commercial agreements with us.
The CCA with Delta contemplates that we will work together with Delta each year to develop an annual joint marketing and communications plan that focuses on revenue and brand goals, influence/ambassador partnerships and co-branded event opportunities, and that Delta and we will provide certain benefits to the other’s customers and share certain data.
The CCA also contemplates that we will provide certain in-kind benefits to Delta, measured on an annual basis. Examples of such in-kind benefits include our members’ purchasing Delta products and services above a certain level and access for certain Delta customers to Wheels Down marketing activities, events and member experiences. We use reasonable best efforts to mutually agree upon the minimum amounts of in-kind benefits that we are required to provide. Such minimum levels are established by considering the impact of the COVID-19 pandemic on travel demand and in-person gatherings and the pace of industry recovery. If we are not able to provide the minimum amounts of in-kind benefits to Delta in any year starting in 2022, subject to any cure rights that we may agree with Delta, Delta will have the right to terminate the CCA and the other commercial agreements, which would have a material adverse effect on our business, results of operations and cash flows.

The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel, particularly our founder and Chief Executive Officer, Kenny Dichter. We compete against commercial and private aviation operators, including the major U.S. airlines for pilots, mechanics and other skilled labor and some of the airlines may offer wage and benefit packages which exceed ours. As we grow our fleet and/or more pilots approach retirement age, we may be affected by a pilot shortage. See “― Pilot attrition may negatively affect our operations and financial condition.” In addition, we may lose crew members due to the impact of COVID-19 and restrictions imposed under the CARES Act. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations and financial condition.
Our pilots are subject to stringent pilot qualification and crew member flight training standards (“FAA Qualification Standards”), which among other things require minimum flight time for pilots and mandate strict rules to minimize pilot fatigue. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. A shortage of pilots would require us to further increase our labor costs, which would result in a material reduction in our earnings and Adjusted Contribution Margin. Such requirements also impact pilot scheduling, work hours and the number of pilots required to be employed for our operations.
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
Due to the flexibility on the types of aircraft and routes we offer, we may not have access to a qualified pilot at the departure location. We rely on commercial airlines to fly our pilots to the departure location. Any disruption to such commercial airline activity may cause use to delay or cancel a flight and could adversely affect our reputation, business, results of operation and financial condition. See “― Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations and financial condition.”
Pilot attrition may negatively affect our operations and financial condition.
In recent years, we have experienced significant volatility in our attrition, including volatility resulting from pilot wage and bonus increases at other industry participants and the growth of cargo, low-cost and ultra-low-cost airlines. In prior periods, these factors, at times, caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots. If our attrition rates are higher than our ability to hire and retain replacement pilots, our operations and financial results could be materially and adversely affected.
We may be subject to unionization, work stoppages, slowdowns or increased labor costs and the unionization of our pilots, maintenance workers and inflight crewmembers could result in increased labor costs.
Our business is labor intensive and while our employees, particularly our pilots and our maintenance workers, are not currently represented by labor unions, we may, in the future, experience union organizing activities of our pilots, maintenance workers or other crewmembers. Such union organization activities could lead to work slowdowns or stoppages, which could result in loss of business. In addition, union activity could result in demands that may increase our operating expenses and adversely affect our business, financial condition, results of operations and competitive position. Any of the different crafts or classes of our crewmembers could unionize at any time, which would require us to negotiate in good faith with the crew member group’s certified representative concerning a collective bargaining agreement. In addition, we may be subject to disruptions by unions protesting the non-union status of our other crewmembers. Any of these events would be disruptive to our operations and could harm our business.
We may never realize the full value of our intangible assets or our long-lived assets, causing us to record impairments that may materially adversely affect our financial conditions and results of operations.
In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment. In addition, we are required to test certain of our other assets for impairment where there is any indication that an asset may be impaired, such as our market capitalization being less than the book value of our equity.
We may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties.
We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. The value of our aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. See also “― The residual value of our owned aircraft may be less than estimated in our depreciation policies.”
An impairment loss could have a material adverse effect on our financial condition and operating results.
The residual value of our owned aircraft may be less than estimated in our depreciation policies.
As of December 31, 2021, we had $317.8 million of property and equipment and related assets, net of accumulated depreciation, of which $285.8 million relates to owned aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.
Significant reliance on Textron aircraft and spare parts poses risks to our business and prospects.
As part of our business strategy, we have historically flown Textron Aviation (“Textron”) aircraft substantially. A majority of the aircraft we currently operate are the product of that single manufacturer. We have negotiated preferred rates with Textron for line maintenance services, certain component repair services and to purchase and exchange parts. Parts and services from Textron are subject to their product and workmanship warranties. If Textron fails to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft and parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our program participants. Although we could choose to operate aircraft of other manufacturers or increase our reliance on third-party operators, such a change would involve substantial expense to us and could disrupt our business activities.
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
Our fleet requires regular maintenance work, which may cause operational disruption. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to and impose significant costs on us. Furthermore, our operations in remote locations, where delivery of components and parts could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft. We often rely on commercial airlines to deliver such components and parts. Any such delays may pose a risk to our business, financial condition and results of operations. See “― Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations and financial condition.” Moreover, as our aircraft base increases and our fleet ages, our maintenance costs could potentially increase.
Our transition to in-house maintenance, repair and overhaul activities could prove unsuccessful or impact key relationships.
We have recently acquired MRO facilities through our acquisitions of TMC, DPJ and Mountain Aviation, and our business strategy contemplates that certain of the MRO activities for which we have historically relied on third-parties to perform would instead be handled at our facilities. We may be unsuccessful in such efforts, which could have an adverse effect on our future business and results of operations.
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
Fuel is essential to the operation of our aircraft and to our ability to carry out our transport services. Fuel costs are a key component of our operating expenses. A significant increase in fuel costs may negatively impact our revenue, operating expenses and results of operations, including Adjusted Contribution Margin. Pursuant to our membership agreements, we are able to add a limited fuel surcharge to our guaranteed capped rates with specified prior notice, and to our members and customers without capped rate pricing directly by adjusting our pricing when needed. Given our contractual ability to pass on increased fuel costs, in whole or in part, to certain of our customers and mitigate the risk with others, we do not maintain hedging arrangements for the price of fuel. However, increased fuel surcharges may affect our revenue and retention if a prolonged period of high fuel costs occurs. In addition, potential increased environmental regulations that might require new fuel sources (e.g., sustainable aircraft fuel) could lead to increased costs. To the extent there is a significant increase in fuel costs that affects the amount our customers choose to fly with us, it may have a material adverse effect on our business, financial condition and results of operations.
If we face problems with any of our third-party service providers, our operations could be adversely affected.
Our reliance upon others to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements with original equipment manufacturers (“OEMs”) and third-party contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities and IT services, and expect to enter into additional similar agreements in the future. In particular, we rely on OEMs, Textron, Hartzell Propeller Inc. and third-party providers for procurement of replacement parts or to provide component exchange or repair services for our fleet. We also rely on Pratt and Whitney and Rolls Royce to provide engine maintenance for their respective engine products. Our agreements with such OEMs, and other service providers, are subject to termination after notice. If our third-party service providers terminate their contracts with us, or do not provide timely or consistently high-quality service, we may not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our operations could be materially and adversely affected by the failure or inability of OEMs to provide sufficient parts or related maintenance and support services to us in a timely manner.
Some of our business is dependent on our third-party operators to provide flights for our customers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
While we operate a significant portion of the flights for our customers, the transition to increased utilization of third-party operators is a key element of our go-forward, “asset right” fleet strategy. For the year ended December 31, 2021, approximately 21.4% of our flights were fulfilled by third-party aircraft operators on our behalf, a substantial majority of which were with our ten most frequently used partners. We face the risk that any of our third-party operators may not fulfill their contracts and deliver their services on a timely basis, or at all. The ability of our third-party operators to effectively satisfy our requirements could also be impacted by any such third-party operators’ financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, pandemic, such as the current COVID-19 pandemic, or other events. In addition, due to aircraft supply constraints across the industry, we may be required to pay more for capacity with our third-party operators to service customer or member flights. The failure of any third-party operators to perform to our expectations could result in delayed or cancelled flights or service credits, and harm the applicable portion of our business. Our reliance on third-party operators and our inability to fully control any operational difficulties or increased costs with our third-party operators could have a material adverse effect on the portion of our business where we use third-party operators, financial condition and results of operations.
In addition, due to our reliance on third-parties to supplement our capabilities, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this Part I, Item 1A. ― “Risk Factors” section, such as the impact of adverse economic conditions and the inability of third-parties to hire or retain skilled personnel, including pilots and mechanics. Several of these third-

party operators provide significant capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of skilled personnel and adverse economic conditions in general, such as conditions resulting from the COVID-19 pandemic, have subjected certain of these third-party operators to significant financial and operational pressures, which have in the past and could result in future temporary or permanent cessation of their operations.
Union strikes or staff shortages among airport workers or certain pilots of third-party aircraft operators may result in disruptions of our operations and thus could have a material adverse effect on some of our business, financial condition and results of operations. Any significant disruption to our operations as a result of problems with any of our third-party aircraft operators would have an adverse effect on our business, results of operations and financial condition.
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
Since January 1, 2021, we have maintained employee health insurance coverage on a self-insured basis. We do maintain stop loss coverage which sets a limit on our liability for both individual and aggregate claim costs. Prior to January 1, 2021, we maintained such coverage on a fully insured basis. We record a liability for our estimated cost of claims incurred and unpaid as of each balance sheet date. Our estimated liability is recorded on an undiscounted basis and includes a number of significant assumptions and factors, including historical trends, expected costs per claim, actuarial assumptions and current economic conditions. Our history of claims activity for all lines of coverage has been and will be closely monitored, and liabilities will be adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, and therefore we may be required to record additional expenses. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted.
If our efforts to continue to build our strong brand identity and improve member satisfaction and loyalty are not successful, we may not be able to attract or retain members, and our operating results may be adversely affected.
We must continue to build and maintain strong brand identity for our products and services, which have expanded over time. We believe that strong brand identity will continue to be important in attracting members. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract members and other customers may be adversely affected. From time to time, our members and other customers may express dissatisfaction with our products and service offerings, in part due to factors that could be outside of our control, such as the timing and availability of aircraft and service interruptions driven by prevailing political, regulatory or natural conditions. To the extent dissatisfaction with our products and services is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain members may be adversely affected. With respect to our planned expansion into additional markets, we will also need to establish our brand and to the extent we are not successful, our business in new markets would be adversely impacted.
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
Our intellectual property includes our trademarks, domain names, website, mobile and web applications, software (including our proprietary algorithms and data analytics engines), copyrights, trade secrets and inventions (whether or not patentable). We believe that our intellectual property plays an important role in protecting our brand and the competitiveness of our business. If we do not adequately protect our intellectual property, our brand and reputation may be adversely affected and our ability to compete effectively may be impaired.

We protect our intellectual property through a combination of trademark, copyright, and trade secret laws, contracts and policies. Our efforts may not be sufficient or effective. For example, we do not have any issued patents and have not registered any of our copyrights. Moreover, we have registered our trademarks and domain names that we currently use in certain countries, but we may not be able to register them in other territories in which we may operate now or in the future. Further, we may be unable to prevent competitors from acquiring trademarks or domain names that are similar to or diminish the value of our intellectual property. In addition, it may be possible for other parties to copy or reverse engineer our applications or other technology offerings. Moreover, our proprietary algorithms, data analytics engines, or other software or trade secrets may be compromised by third-parties or our employees, which could cause us to lose any competitive advantage we may have from them.
In addition, our business is subject to the risk of third-parties infringing our intellectual property. We may not always be successful in securing protection for, or identifying or stopping infringements of, our intellectual property and we may need to resort to litigation in the future to enforce our rights in this regard. Any such litigation could result in significant costs and a diversion of resources. Further, such enforcement efforts may result in a ruling that our intellectual property rights are unenforceable.
Moreover, companies in the aviation and technology industries are frequently subject to litigation based on allegations of intellectual property infringement, misappropriation or other violations. As we expand and raise our profile, the likelihood of intellectual property claims being asserted against us grows. Further, we may acquire or introduce new technology offerings, which may increase our exposure to patent and other intellectual property claims. Any intellectual property claims asserted against us, whether or not having any merit, could be time-consuming and expensive to settle or litigate. If we are unsuccessful in defending such a claim, we may be required to pay substantial damages or could be subject to an injunction or agree to a settlement that may prevent us from using our intellectual property or making our offerings available to customers. Some intellectual property claims may require us to seek a license to continue our operations, and those licenses may not be available on commercially reasonable terms or may significantly increase our operating expenses. If we are unable to procure a license, we may be required to develop non-infringing technological alternatives, which could require significant time and expense. Any of these events could adversely affect our business, financial condition and results of operations.
A delay or failure to identify and devise, invest in and implement certain important technology, business and other initiatives could have a material impact on our business, financial condition and results of operations.
In order to operate our business, achieve our goals, and remain competitive, we continuously seek to identify and devise, invest in, implement and pursue technology, business and other important initiatives, such as those relating to aircraft fleet structuring, business processes, information technology, initiatives seeking to ensure high quality service experience and others.
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
In addition, as a part of our ordinary business operations, we collect and store sensitive data, including personally identifiable information of our employees and customers. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks, as evidenced by a recent incident in which a cloud-based data storage system we maintain for customers was accessed by an intruder. On December 6, 2020, an unauthorized actor located outside of the U.S. gained access to certain files in the cloud-based storage system where certain of our flight management system customers (aircraft owners/operators) upload documents related to flights. Some of those documents contained personally identifiable information regarding flight passengers. We responded to the incident by implementing our incident response plan, remediating the vulnerability that enabled the data security breach, and engaging both internal resources as well as outside experts for ongoing mitigation of any adverse impact. Nevertheless, it is possible that individuals whose personal information was included in the documents involved could be subject to identity theft if their information is misused, which could trigger complaints and potential liability, including through class action litigation.
Methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent future data security breaches or unauthorized uses of data. A compromise of the technology systems we use resulting in the loss, disclosure, misappropriation of, or access to, employees’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personally identifiable information, disruption to our operations and damage to our reputation, any, or all of which could adversely affect our business and financial condition.
We rely on third-party Internet, mobile, and other products and services to deliver our mobile and web applications and flight management system offerings, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations and customers.
Our platform’s continuing and uninterrupted performance is critical to our success. That platform is dependent on the performance and reliability of Internet, mobile and other infrastructure services that are not under our control. For example, we currently host our platform, including our mobile and web-based applications and the UP FMS, and support our operations using a third-party provider of cloud infrastructure services. While we have engaged reputable vendors to provide these products or services, we do not have control over the operations of the facilities or systems used by our third-party providers. These facilities and systems may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, pandemics and similar events or acts of misconduct. In addition, any changes in one of our third-party service provider’s service levels may adversely affect our ability to meet the requirements of our customers or needs of our employees. While we believe we have implemented reasonable backup and disaster recovery plans, we have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints or external factors beyond our control. Sustained or repeated system failures would reduce the attractiveness of our offerings and could disrupt our customers’, suppliers’, third-party vendors and aircraft providers businesses. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our products and service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand, may adversely affect the usage of our offerings, and could harm our business, financial condition and results of operation.
We rely on third-parties maintaining open marketplaces to distribute our mobile and web applications and to provide the software we use in certain of our products and offerings, including the provision of our flight management system. If such third-parties interfere with the distribution of our products or offerings, with our use of such software, or with the interoperability of our platform with such software, our business would be adversely affected.
Our platform’s mobile applications rely on third-parties maintaining open marketplaces, including the Apple App Store and Google Play, which make applications available for download. We cannot be assured that the marketplaces through which we distribute our applications will maintain their current structures or that such marketplaces will not charge us fees to list our applications for download.
We rely upon certain third-party software and integrations with certain third-party applications, including Salesforce.com, Amazon, Microsoft, Oracle and others, to provide our platform and products and service offerings. As our offerings expand and evolve, we may use additional third-party software or have an increasing number of integrations with other third-party applications, software, products and services. Third-party applications, software, products and services are constantly evolving, and we may not be able to maintain or modify our platform, including our mobile and web-based applications and UP FMS, to ensure its compatibility with third-party offerings following development changes. Moreover, some of our competitors or technology partners may take actions which disrupt the interoperability of our offerings with their own products or services, or exert strong business influence on our ability to, and the terms on which we, operate our platform and provide our products and service offerings to customers.
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
In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and other state and federal laws relating to privacy and data security. By way of example, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allows for a new cause of action for data breaches. It includes a framework that includes potential statutory damages and private rights of action. There is some uncertainty as to how the CCPA, and similar privacy laws emerging in other states, could impact our business as it depends on how such laws will be interpreted. As we expand our operations, compliance with privacy laws may increase our operating costs.
Our obligations in connection with our contractual obligations could impair our liquidity and thereby harm our business, results of operations and financial condition.
We have significant long-term lease obligations primarily relating to our aircraft fleet. On December 31, 2021, we had 100 aircraft under operating leases, with an average remaining lease term of approximately 3.4 years. As of December 31, 2021, future minimum lease payments due under all long-term operating leases were approximately $156.6 million. Our ability to pay our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic conditions, the availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control.
Although our cash flows from operations and our available capital, including the proceeds from financing transactions, have been sufficient to meet our obligations and commitments to date, our liquidity has been, and may in the future be, negatively affected by the risk factors discussed in this Annual Report. If our liquidity is materially diminished, our cash flow available to fund working capital requirements, capital expenditures and business development efforts may be materially and adversely affected.

Our potential for a non-investment grade credit ratings and the availability of our assets as collateral for future loans or other indebtedness, which available collateral would be reduced under other future liquidity-raising transactions, may make it difficult for us to raise additional capital if we are required to meet our liquidity needs on acceptable terms, or at all.
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
There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including future debt and future contractual obligations, our liquidity and credit status, our operating cash flows, the market conditions in the aviation industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of aircraft and other aviation industry financing. We also may not, without the consent of Delta, issue any equity or equity-linked securities to certain domestic commercial air carriers. We cannot assure you that we will be able to source external financing for our capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
We face a concentration of credit risk.
We maintain our cash and cash equivalent balances at financial or other intermediary institutions. The combined account balances at each institution typically exceeds Federal Deposit Insurance Corporation (“FDIC”) insurance coverage of $250,000 per depositor, and, as a result, we face a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2021, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause a material portion of our cash and cash equivalents at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations.
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
Like other aviation companies, our business is affected by factors beyond our control, including air traffic congestion at airports, airport slot restrictions, air traffic control inefficiencies, increased and changing security measures, changing regulatory and governmental requirements, new or changing travel-related taxes. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenues, which in turn could adversely affect profitability. Any general reduction in flight volumes could have a material adverse effect on our business, results of operations and financial condition. In the U.S., the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The expansion of our business into international markets will result in a greater degree of interaction with the regulatory authorities of the foreign countries in which we may operate. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. In addition, there are currently proposals before Congress that could potentially lead to the privatization of the U.S. air traffic control system, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs.

Extreme weather, natural disasters and other adverse events could have a material adverse effect on our business, results of operations and financial condition.
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
We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.
All climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs and adversely affecting our Adjusted Contribution Margin.
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure, and financial results. Operational impacts, such as the delay or cancellation of flights, could result in loss of revenue. In addition, certain of our terminals are in locations susceptible to the impacts of storm-related flooding and sea-level rise, which could result in costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
Our business is primarily focused on certain targeted geographic regions making us vulnerable to risks associated with having geographically concentrated operations.
Our customer base is primarily concentrated in certain geographic regions of the U.S., including the northeast, southeast, southwestern and western regions. As a result, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions, catastrophic events or other disruptions. As we seek to expand in our existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of our business may increase.
The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.
The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. We may experience accidents in the future. These risks could endanger the safety of our customers, our personnel, third-parties, equipment, cargo and other property (both ours and that of third-parties), as well as the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of our fleet and suspension or revocation of our operating authorities) and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft we operate or charter, we could be held liable for resulting damages, which may involve claims from injured passengers and survivors of deceased passengers. There can be no assurance that the amount of our insurance coverage available in the event of such losses would be adequate to cover such losses, or that we would not be forced to bear substantial losses from such events, regardless of our insurance coverage. Moreover, any aircraft accident or incident, even if fully insured, and whether involving us or other private aircraft operators, could create a public perception that we are less safe or reliable than other private aircraft operators, which could cause our customers to lose confidence in us and switch to other private aircraft operators or other means of transportation. In addition, any aircraft accident or incident, whether involving us or other private aircraft operators, could also affect the public’s view of industry safety, which may reduce the amount of trust by our customers.
We incur considerable costs to maintain the quality of (i) our safety program, (ii) our training programs and (iii) our fleet of aircraft. We cannot guarantee that these costs will not increase. Likewise, we cannot guarantee that our efforts will provide an adequate level of safety or an acceptable safety record. If we are unable to maintain an acceptable safety record, we may not be able to retain existing customers or attract new customers, which could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with regulatory requirements related to the maintenance of our aircraft and associated operations may result in enforcement actions, including revocation or suspension of our operating authorities in the U.S. and potentially other countries.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage,” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third-parties. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results as well as require additional resources to rebuild or repair our reputation.
Moreover, the outbreak and spread of COVID-19 have adversely impacted consumer perceptions of the health and safety of travel, and in particular airline travel, and these negative perceptions could continue even after the pandemic subsides. Actual or perceived risk of infection on our flights has had, and may continue to have, a material adverse effect on the public's perception of us, which has harmed, and may continue to harm, our reputation and business. We have taken various measures to reassure our team members and the traveling public of the safety of air travel, including requirements that passengers wear face coverings, the provision of protective equipment for team members and enhanced cleaning procedures onboard aircraft and in airports. We expect that we will continue to incur COVID-19 related costs as we sanitize aircraft, implement additional hygiene-related protocols and take other actions to limit the threat of infection among our employees and passengers. However, we cannot assure that these or any other actions we might take in response to the COVID-19 pandemic will be sufficient to restore the confidence of consumers in the safety of air travel.
We could suffer losses and adverse publicity stemming from any accident involving our aircraft models operated by third-parties.
Certain aircraft models that we operate have experienced accidents while operated by third-parties. If other operators experience accidents with aircraft models that we operate, obligating us to take such aircraft out of service until the cause of the accident is determined and rectified, we might lose revenues and might lose customers. It is also possible that the FAA or other regulatory bodies in another country could ground the aircraft and restrict it from flying. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the secondary market if the model were to be considered less desirable for future service. Such accidents or safety issues related to aircraft models that we operate could have a material adverse effect on our business, financial condition and results of operations.

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
Legal and Regulatory Risks Relating to Our Business
We are subject to significant governmental regulation and changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
All interstate air carriers, including us, are subject to regulation by the DOT, the FAA and other governmental agencies, including the DHS, the TSA, the CBP and others. The laws enforced by these and other agencies impose substantial costs on us, may reduce air travel demand, and also may restrict the manner in which we conduct our business now or in the future, resulting in a material adverse effect on our operations. We also incur substantial costs in maintaining our current certifications and otherwise complying with the laws to which we are subject. An adverse decision by a federal agency may have a material adverse effect on our operations, such as an FAA decision to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft. Our business may also be affected if government agencies shut down for any reason or if there is significant automation or another operational disruption, such as those attributed to Air Traffic Control or weather.
In addition, as described under the caption entitled “— Delaware law and our Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable,” we are also subject to restrictions imposed by federal law on foreign ownership of U.S. airlines and oversight by the DOT in maintaining our status as a U.S. Citizen (as such term is set forth in Title 49, U.S. Code, Section 40102 and administrative interpretations thereof issued by the DOT or its predecessor or successors, or as the same may be from time to time amended). A failure to comply with or changes to these restrictions may materially adversely affect our business.
Revocation of permits, approvals, authorizations and licenses.
Our business also requires a variety of federal, state and local permits, approvals, authorizations and licenses. Our business depends on the maintenance of such permits, approvals, authorizations and licenses. Our business is subject to regulations and requirements and may be adversely affected if we are unable to comply with existing regulations or requirements or if changes in applicable regulations or requirements occur.
We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water and de-icing fluid discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. We are or may be subject to new or proposed laws and regulations that may have a direct effect (or indirect effect through our third-party specialists or airport facilities at which we operate) on our operations. Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.
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
Environmental regulation and liabilities, including new or developing laws and regulations, or our initiatives in response to pressure from our stakeholders may increase our costs of operations and adversely affect us.
In recent years, governments, customers, suppliers, employees and other of our stakeholders have increasingly focused on climate change, carbon emissions, and energy use. Laws and regulations that curb the use of conventional energy or require the use of renewable fuels or renewable sources of energy, such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations or taxes that increase the cost of such fuels, thereby decreasing demand for our services and also increasing the costs of our operations by our third-party aircraft operators. Other laws or pressure from our stakeholders may adversely affect our business and financial results by requiring, or otherwise causing, us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs. More stringent environmental laws, regulations or enforcement policies, as well as motivation to maintain our reputation with our key stakeholders, could have a material adverse effect on our business, financial condition and results of operations.
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
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment, commercial, product liability, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and enforcement proceedings. Such matters can be time-consuming, divert management attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, the results of any of these actions may have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Ownership of Our Securities and Being a Public Company
Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”), which govern our Warrants. As a result of the SEC Statement, prior to the Business Combination, Aspirational reevaluated the accounting treatment of its 7,991,544 Public Warrants and 4,529,950 Private Warrants (collectively the “Warrants”) and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2021 contained in this Annual Report are derivative liabilities related to embedded features contained within the Warrants. Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.
We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then outstanding Public Warrants.
The Warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that (a) the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Warrants or any provision of the Warrant Agreement with respect to the Private Warrants, at least 65% of the then outstanding Private Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a Warrant.
We will have broad discretion over the use of proceeds from the exercise of our Warrants and options, and we may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.
We will have broad discretion over the use of proceeds from the exercises of our Warrants and options. Investors may not agree with our decisions, and our use of the proceeds may not yield a return on investment. We intend to use these net proceeds for general corporate purposes, which may include capital expenditures and working capital. Our use of these proceeds may differ substantially from our current plans. Our failure to apply the net proceeds from the exercises of Warrants and options effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital.
There is no guarantee that our Warrants will be in the money, and they may expire worthless and the terms of our Warrants may be amended.
The exercise price for our Warrants is $11.50 per share of Class A common stock. There is no guarantee that the Warrants will be in the money at any given time prior to their expiration. If the trading price of our Class A common stock declines, the Warrants may expire worthless.
We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.
We have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per Warrant if, among other things, the last reported sale price of a share of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant). If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force you to: (1) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of your Warrants. Except in limited circumstances, none of the Private Warrants will be redeemable by us (so long as they are held by our Sponsor or its permitted transferees).
In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant). In such a case, the holders will be able to exercise their Warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of ordinary shares received is capped at 0.361 Class A common stock per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.
Prior to the Business Combination, Aspirational identified a material weakness in internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
The SEC rules define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented or detected and corrected on a timely basis. In connection with an audit of Aspirational’s financial statements prior to the consummation of the Business Combination for the year ended December 31, 2020, Aspirational identified a defined material weakness in its internal control over financial reporting due to a lack of controls to identify and record expenses that require accrual to ensure liabilities in the financial statements are reported completely and accurately. Following the issuance of the SEC Statement, on May 4, 2021, after consultation with Aspirational’s independent registered public accounting firm, Aspirational’s management and Aspirational’s audit committee concluded that, in light of the SEC Statement, it was appropriate to restate (i) certain items on Aspirational’s previously issued audited balance sheet as of September 25, 2020, which was related to Aspirational’s initial public offering, (ii) Aspirational’s unaudited quarterly financial statements as of September 30, 2020 and for the period from July 7, 2020 (inception) through September 30, 2020 and (iii) Aspirational’s audited financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020 (collectively, the “Restatement”). See “— Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” Due solely to the events that led to the Restatement, Aspirational concluded that it had a material weakness in its internal controls over financial reporting.
We have implemented measures to remediate the material weakness and continue to evaluate steps to enhance our internal controls over financial reporting.
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
Certain of our stockholders will experience immediate dilution as a consequence of future issuances of Class A common stock pursuant to the 2021 LTIP, as part of the Earnout Shares, due to the cash exercise of WUP stock options and due to the exchange of any WUP profits interests for shares of Class A common stock at a level above the intrinsic value of the WUP profits interests.
As of December 31, 2021, there were 245,834,569 shares of Class A common stock issued and outstanding, which excludes the possible future issuance of any Class A common stock as Earnout Shares and in connection with the exercise of any Warrants. If stock options are cash exercised, or if due to appreciation of our Class A common stock, WUP profits interests become exchangeable for a greater amount of shares of Class A common stock, the percentage ownership held by existing stockholders in Wheels Up will be different.
In addition, our employees and consultants hold and are expected to be granted equity awards under the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (“2021 LTIP”). Existing stockholders will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable, for shares of our Class A common stock.
The issuance of additional Class A common stock may adversely affect prevailing market prices for our shares of Class A common stock and Warrants.
The price of our Class A common stock and Warrants may be volatile.
The price of our Class A common stock as well as our Warrants may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•changes in general market conditions;
•changes in macro-economic conditions, including the price of fuel;
•effects of the COVID-19 pandemic on the U.S. and global economy;
•developments involving our competitors, such as material announcements;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•changes in our level of indebtedness and other obligations;
•changes in our credit ratings;
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
•increases or decreases in reported holdings by insiders or significant stockholders;
•fluctuations in trading volume;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 pandemic, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
The trading market for our Class A common stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If few analysts cover us, demand for our Class A common stock could decrease and our Class A common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.
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
Future resales of our Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Class A common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. On January 9, 2022, the lock-up restrictions applicable to securities held by certain of our stockholders following the Business Combination expired. The sale or possibility of sale of these shares could have the effect of increasing the volatility in our Class A common stock price or the market price of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.
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
To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our Organizational Documents restrict voting of shares of our capital stock by non-U.S. Citizens. The restrictions imposed by federal law currently require that no more than 25% of our stock be voted, directly or indirectly, by persons who are not U.S. Citizens, and that our chief executive officer, president, at least two-thirds of our officers and at least two-thirds of the members of our Board be U.S. Citizens. Our Bylaws provide that if the number of shares of our capital stock owned or controlled by non-U.S. Citizens exceed 25% of the voting power of our capital stock (the “Ownership Threshold”), the voting rights of the capital stock owned or controlled by non-U.S. Citizens and not registered on a separate stock record (the “Foreign Stock Record”) at the time of any vote or action will be suspended. The suspension of voting power will be terminated upon the earlier of (i) the shares are transferred to a U.S. Citizen and (ii) the registration of the shares on the Foreign Stock Record.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We lease our corporate headquarters located in New York, New York. We use this facility for executive management, finance and accounting, legal, human resource management, technology, marketing, sales and other administrative functions. We also have various leases for sales offices or operations in California, Colorado, Connecticut, Florida, Idaho, Illinois, Indiana, Kentucky, New Jersey, North Carolina and Wisconsin. Our member services team has leased office space located in Ohio. In addition, we have leased an FBO in the Cincinnati/Northern Kentucky area at the CVG airport.
We believe that our existing facilities are in good condition and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock and Public Warrants have been listed on the New York Stock Exchange (“NYSE”) under the symbol “UP” and “UP WS”, respectively, since July 14, 2021. Prior to the closing of the Business Combination, our Class A Common stock and Public Warrants were listed on the NYSE under the symbols “ASPL” and “ASPL WS”, respectively. We do not currently intend to list the Private Warrants on any securities exchange.
Holders
As of March 4, 2022, there were approximately 135, one and six holders of record of our Class A common stock, Public Warrants and Private Warrants, respectively. Such numbers do not include beneficial owners holding our securities through nominee names.
Dividends
We have not paid any cash dividends on our Class A common stock. We do not anticipate declaring or paying cash dividends on our Class A common stock for the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information on our equity compensation plans as of December 31, 2021. The only plan pursuant to which the Company may currently make additional equity grants is the 2021 LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	9,408,678(2)	$ 10.00 (3)	27,346,829
Equity compensation plans not approved by stockholders	15,713,067(4)	$ 7.52(5)	—
Total	25,121,745	$7.66	27,346,829
(1) Consists of the 2021 LTIP.
(2) Consists of restricted stock units convertible into a maximum of 8,487,893 shares of Class A common stock and stock options to purchase up to 920,785 shares of Class A common stock granted under the 2021 LTIP.
(3) Reflects the weighted-average exercise price of outstanding options under the 2021 LTIP was $10.00 as of December 31, 2021. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(4) Reflects stock options granted under the Wheels Up Partners Holdings LLC Option Plan (“WUP stock option plan”) prior to the closing of the Business Combination and assumed in connection with the Business Combination. No further awards may be made under such plan.
(5) Reflects the weighted-average exercise price of outstanding options under the WUP stock option plan was $7.52 as of December 31, 2021. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

Unregistered Sales of Equity Securities and Use of Proceeds
Except as disclosed in our Current Report on Form 8-K filed with the SEC on July 19, 2021, there were no sales of unregistered equity securities during the year ended December 31, 2021.
Issuer Purchases of Equity Securities
None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons including the risks faced by us described in “Risk Factors” and elsewhere in this Annual Report. Please refer to our Cautionary Note Regarding Forward-Looking Statements above. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up and its consolidated subsidiaries.
This section generally discusses the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the final prospectus dated August 25, 2021.
Overview of Our Business
Wheels Up strives to disrupt private aviation by delivering innovative, accessible, travel through simple-to-use proprietary technology and mobile applications. We have become a recognized market leader and are redefining private flying by leveraging our unique technology-enabled marketplace platform. We connect flyers to private aircraft, and to one another, creating memorable lifestyle experiences.
We have a diversified and evolving business model generating revenue through flights, membership fees, management of aircraft and other services. Our chief operating decision maker, our chief executive officer, reviews our financial information presented on a consolidated basis, and accordingly, we operate under one reportable segment, which is private aviation services.
Flight revenue includes both retail and wholesale charter. Wheels Up has one of the largest and most diverse mix of available aircraft in the industry. As of December 31, 2021, we have over 180 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets, more than half of which are Wheels Up branded aircraft. As of December 31, 2021, we also have a managed fleet across all private aircraft cabin classes of approximately 150 aircraft and an extensive network of third-party operators available in our program fleet from whom we can access over 1,200 additional safety vetted and verified partner aircraft.
Members pay a fixed quoted amount for flights plus certain incidental or additional costs, if applicable. The quoted amount can be based on a contractual capped hourly rate or dynamically priced based on a number of variables at time of booking. Wholesale customers, such as charter flight brokers and third-party operators, primarily pay a fixed rate for flights. Members are also able to purchase Prepaid Blocks, which are dollar-denominated credits that can be applied to future costs incurred by members, including annual dues, flight services and other incidental costs such as catering and ground transportation. Prepaid Block sales allow us to have a certain amount of revenue visibility into future flight and travel demand. Members who elect not to purchase a Prepaid Block “pay as they fly” by paying for their flights at the time of booking or after their flights.
Membership revenue is generated from initiation and annual renewal fees across three different annual subscription tiers — Connect, Core and Business — each of which is designed to provide the varying services required across a range of existing and potential private flyers. Core membership is ideal for the more frequent individual private flyer who wants guaranteed availability and pricing, high-touch account management, capped rates and values ultimate convenience and flexibility. The Business membership is best suited for companies of any size that want a broader group of individuals in their organization to be able to book and fly, while also requiring maximum flexibility to meet their business needs. Our Business customers include companies that fully outsource their private travel solution to Wheels Up, including but not necessarily managing their privately owned aircraft, and those that use Wheels Up to serve or supplement their in-house flight desks. We have offered Core and Business memberships with guaranteed aircraft availability and fixed rate pricing since our inception. During 2019, we launched Connect, our introductory membership tier. The Connect membership offers variable rate pricing on a per trip basis and is designed for the consumer with less frequent flight needs or who has more flexibility in their schedule or does not seek capped rate pricing. All membership options provide access through the Wheels Up mobile app to on-demand charter flights, dynamic pricing, a variety of Shared Flights, empty-leg Hot Flights, Shuttles, and The Community, an online platform of members-only forums to facilitate flight sharing, enabling members to reduce their cost of flying private. In addition, customers can qualify for Delta miles in the Delta SkyMiles Program as part of their membership.
During 2020, we added a non-membership offering to tap into a larger addressable market and expand flyer participation in our marketplace. Non-member customers now have access to a full-scale marketplace of private aircraft through the Wheels Up mobile app, available on iOS and Android where they can view the real-time dynamic pricing for available aircraft classes, making it possible to instantaneously search, book and fly. These flyers are not required to purchase a membership but may pay additional transaction fees not applicable to members and do not receive membership benefits. In addition, non-member flyers do not have aircraft availability guarantees as members do and flights are priced dynamically at rates that are not capped.
We also manage aircraft for owners in exchange for a recurring contractual fee. Under the terms of many of our management agreements, in addition to owners utilizing their own aircraft, the managed aircraft may be used by us to fulfill member and non-member flights on a revenue sharing arrangement with the owner. Revenue associated with the management of aircraft also includes the recovery of owner incurred expenses as well as recharging of certain incurred aircraft operating costs.
In addition, we earn other revenue from FBO and MRO ground services, flight management software subscriptions, sponsorship and partnership fees, special missions and whole aircraft acquisitions and sales where we act as the broker.
Recent Developments
Completion of the Business Combination
On July 13, 2021, we completed the Business Combination. We received approximately $656.3 million in gross proceeds in connection with the transaction.
Payoff of Credit Facilities and Promissory Notes
Shortly following the Closing Date, we repaid substantially all of the outstanding principal of the credit facilities and promissory notes, together with all accrued and unpaid interest in the amount of approximately $175.5 million
Acquisitions
Mountain Aviation, LLC
On January 5, 2021, we acquired all the outstanding equity of Mountain Aviation. Mountain Aviation adds to our Super-Midsize jet fleet and operations, provides full-service in-house maintenance capabilities, expands our presence in the Western U.S. and enhances our on-demand transcontinental charter flight capabilities.
For further information regarding our acquisitions, see Note 6, Acquisitions, of the Notes to Consolidated Financial Statements included herein.
Business Impact of COVID-19
During the first half of 2020, in order to minimize the adverse impact of the COVID-19 pandemic on our operating costs and cash flows we took a number of temporary actions, including a voluntary employee leave of absence program, reduced work schedules, departmental hiring freezes, reduced salaries for certain executives, a cutback in capital expenditures, removing some of our aircraft from service and implementation of stringent, essential-only expense management policies.

For the foreseeable future, we plan to continue the Wheels Up Safe Passage™ program introduced in response to the outbreak of COVID-19. During the year ended December 31, 2020, we incurred $1.2 million of costs for COVID-19 health and safety response initiatives and have forecasted a similar level of expense on a go-forward basis to continue COVID-19 management and containment efforts for our customers. We have not had and do not expect any material COVID-19 related contingencies, impairments, concessions, credit losses or other expenses in future periods.
As a result of the increased rate of COVID-19 spread during a portion of the fourth quarter of 2021 and into the first quarter of 2022, flight volumes were negatively impacted, primarily due to a combination of customer cancellations, access to third-party supply and reduced crew availability resulting from COVID-19 exposure.
Moving forward, we believe the COVID-19 pandemic has led to a shift in consumer prioritization of wellness and safety, with private aviation viewed increasingly by those in the addressable market as a health-conscious decision rather than a discretionary luxury. We believe this will translate into an increase in flight demand over time.
Air Carrier Payroll Support Program
On March 27, 2020, the CARES Act was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy. The CARES Act provided aid in the form of loans, grants, tax credits and other forms of government assistance. Specifically, the CARES Act provided the airline industry with up to $25.0 billion in grants with assurances the support is to be used exclusively for employee salaries, wages and benefits. The CARES Act also provided for up to $25.0 billion in secured loans to the airline industry.
Wheels Up applied to the Treasury for assistance under the Payroll Support Program as established by the CARES Act. We were awarded $74.2 million to support ongoing operations, which was fully received by September 30, 2020. Subsequent to this award, we were granted an additional $2.2 million in accordance with a notification that, based on funding availability, recipients that were currently in compliance with signed payroll support program agreements would receive an approximate 3% increase in their award amount. This additional amount was received in October 2020. We utilized all of these proceeds to offset payroll expenses incurred for the year ended December 31, 2020.
In December 2020, Congress authorized an additional $15.0 billion in financial assistance for the aviation industry as part of a $900.0 billion COVID-19 relief stimulus package included within the Consolidated Appropriations Act, 2021. Given the recovery in our business in the third and fourth quarters of 2020 compared to the initial quarters following the onset of COVID-19, we did not apply for a second round of funding.
The CARES Act support payments were conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include continuing essential air service as directed by DOT, a prohibition on conducting any stock repurchase or paying any dividends through September 30, 2021, certain restrictions on executive and other employee compensation through March 24, 2022 and certain ongoing reporting obligations through March 24, 2022. Based on the amount received, we were not required to provide financial protection, such as issuing a warrant, other equity interest or debt instrument, to the Treasury in conjunction with the payroll support obtained.
The CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This provided us with approximately $6.8 million of additional liquidity prior to the deferred payment dates.
Our recently acquired Mountain Aviation subsidiary also applied for and received a grant under the CARES Act Payroll Support Program, which was received prior to our acquisition of the company in January 2021. The terms and conditions applicable to such grant were identical to the terms and condition of the Wheels Up grant. Mountain Aviation also received a loan on April 14, 2020 in the amount of $3.2 million from Vectra under the SBA’s PPP enacted as part of the CARES Act. In connection with this acquisition, a portion of the purchase price otherwise payable by us to Mountain Aviation’s former equity owner in an amount equal to the principal and interest then outstanding on this loan was placed in an escrow account at Vectra, to be paid to Vectra if and to the extent the PPP Loan were not to be forgiven by the SBA under the PPP. Mountain Aviation’s former equity owner agreed to pay any amounts owing under the PPP Loan in excess of the amount in escrow and agreed to indemnify us for any obligations we incurred under the PPP Loan to the extent not satisfied from the escrow account. The PPP Loan was forgiven by the SBA on June 9, 2021 and the amount of sales proceeds held in escrow were released to the seller.
Key Factors Affecting Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Market Competition
We compete for market share in the private aviation industry, which consists of a highly fragmented group of companies providing varying types of services. The industry is customer driven and highly competitive. Our ability to retain members is a key factor in our ability to generate revenue. We are impacted by current trends in both how technology is used to book charter trips and how new business models are expanding the types and variety of flight services offered. Options include a mix of whole aircraft ownership, fractional ownership, jet card ownership, membership models and other forms of access. We believe our business model differentiates us within the industry by striving to reduce the upfront cost of flying private while also providing more flexibility and availability compared to traditional competitive private aviation programs.
Costs and Expense Management
Our operating results are impacted by our ability to manage costs and expenses and achieving a balance between investing in appropriate resources to grow revenue with a focus on driving decreased losses and eventual profitability. We are working to find opportunities to enhance margins and operate more efficiently, including bringing routine airframe, engine maintenance and periodic inspections in-house and away from third-party vendors to help reduce costs. We believe this will increase the availability of our aircraft and lower the cost of providing our services. As we experience inflationary pressures, including wage and medical costs, or supply chain disruptions for parts and supplies our margins are negatively impacted.
In addition, we are investing significant time and resources into developing sophisticated pricing and scheduling algorithms and data optimization engines to help optimize the utility and efficiency of our fleet. Our operations, data science and revenue management teams collectively use data and technology to focus on pricing accuracy, as well as to manage our flight costs to help drive our financial results.
Economic Conditions
The private aviation industry is volatile and affected by economic cycles and trends. On-demand flying is typically discretionary for members and customers and may be affected by negative trends in the economy. Consumer confidence, fluctuations in fuel prices, inflation, changes in governmental regulations, safety concerns and other factors all could negatively impact our business. Typically, the larger cabin classes of aircraft are more sensitive to and affected by economic cycles.
Pilot Availability and Attrition
In recent years, we have experienced increased competition for qualified pilots that are eligible for hire due to our more stringent pilot qualifications and flight training standards. If the supply of qualified pilots is reduced or our actual pilot attrition rates are materially different than our projections, our operations and financial results could be adversely affected.
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
The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2021	2020
Net loss	$(197,230)	$(85,405)
Add back (deduct)
Interest expense	9,519	22,989
Interest income	(53)	(550)
Income tax expense	58	—
Depreciation and amortization	54,198	58,529
Equity-based compensation expense	49,673	3,342
Public company readiness expense(1)	3,298	1,801
Acquisition and integration expense(2)	8,712	14,575
CARES Act grant recognition	—	(76,376)
COVID-19 response initiatives(3)	—	1,192
Credit loss on employee loan	—	5,448
Corporate headquarters relocation expense(4)	31	2,092
Change in fair value of warrant liability	(17,951)	—
Loss on extinguishment of debt	2,379	—
Adjusted EBITDA	$(87,366)	$(52,363)
__________________
(1)Includes costs primarily associated with compliance, updated systems and consulting in advance of transitioning to a public company.
(2)Consists mainly of system conversions, merging of operating certificates, re-branding costs and fees paid to external advisors in connection with strategic transactions.
(3)Includes expenses for the development of enhanced cleaning and operation protocols for our Safe Passage™ program due to COVID-19 in 2020. We incurred COVID-19 related expenses in 2021 but did not include an adjustment as the costs were part of ongoing operations.
(4)Represents expenditures related to the build out and move to our new corporate headquarters in New York.

Adjusted Contribution and Adjusted Contribution Margin
We calculate Adjusted Contribution as gross profit (loss) excluding depreciation and amortization and adjusted further for (i) equity-based compensation included in cost of revenue, (ii) acquisition and integration expense included in cost of revenue and (iii) other items included in cost of revenue that are not indicative of our ongoing operating performance, including COVID-19 response initiatives for 2020. Adjusted Contribution Margin is calculated by dividing Adjusted Contribution by total revenue. We include Adjusted Contribution and Adjusted Contribution Margin as supplemental measures for assessing operating performance and for the following:
•Used to understand our ability to achieve profitability over time through scale and leveraging costs; and,
•Provides useful information for historical period-to-period comparisons of our business and to identify trends.
The following table reconciles Adjusted Contribution to gross profit, which is the most directly comparable GAAP measure (in thousands, except percentages):

	Year Ended December 31,
	2021	2020
Revenue	$1,194,259	$694,981
Less: Cost of revenue	(1,117,633)	(634,775)
Less: Depreciation and amortization	(54,198)	(58,529)
Gross profit	22,428	1,677
Gross margin	1.9%	0.2%
Add back:
Depreciation and amortization	54,198	58,529
Equity-based compensation expense in cost of revenue	4,541	293
Acquisition and integration expense in cost of revenue	1,010	1,113
COVID-19 response initiatives in cost of revenue	—	789
Adjusted Contribution	$82,177	$62,401
Adjusted Contribution Margin	6.9%	9.0%
Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	As of December 31,
	2021	2020	% Change
Active Members	12,040	9,212	31%

	Year Ended December 31,
	2021	2020	% Change
Active Users	12,543	11,345	11%

Live Flight Legs	73,522	44,579	65%

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
Active Users
We define Active Users as Active Members and legacy WUPJ jet card holders as of the reporting date plus unique non-member consumers who completed a revenue generating flight at least once in a given period and excluding wholesale flight activity. While a unique consumer can complete multiple revenue generating flights on our platform in a given period, that unique user is counted as only one Active User. We use Active Users to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the market in which we operate and our growth in revenue.
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
Revenue
Revenue is derived from flight, membership, aircraft management and other services.
Flight revenue consists of retail and wholesale flights. Members can either pay as they fly or prepay for flights when they purchase a Prepaid Block.
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
Other revenue primarily consists of (i) ground services derived from aircraft customers that use our FBO and MRO facilities and (ii) flight-related services. In addition, other revenue includes subscription fees from third-party operators for access to UP FMS, fees we may receive from third-party sponsorships and partnerships, whole aircraft acquisitions and sales where we act as the broker, and special missions including government, defense, emergency and medical transport.
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
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation of capitalized aircraft. Depreciation and amortization expense also includes amortization of capitalized software development costs and acquired finite-lived intangible assets. We allocate overhead such as facility costs and telecommunications charges, based on department headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses are reflected in each operating expense category.
CARES Act Grant
Consists of government assistance received from the Treasury under the Payroll Support Program as directed by the CARES Act.
Gain on Sale of Aircraft Held for Sale
Consists of the gain on aircraft sold where we did not act as a broker. When these aircraft were acquired, it was our intent to sell and not to hold them long-term.

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
Interest Expense
Interest expense primarily consists of the interest paid or payable and the amortization of debt discounts and deferred financing costs on our outstanding credit facilities and promissory notes.
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

Results of Our Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
The following table sets forth our results of operations for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Year Ended December 31,		Change in
	2021	2020	$	%
Revenue	$1,194,259	$694,981	$499,278	72%

Costs and expenses:
Cost of revenue	1,117,633	634,775	482,858	76%
Technology and development	33,579	21,010	12,569	60%
Sales and marketing	80,071	55,124	24,947	45%
General and administrative	113,331	64,885	48,446	75%
Depreciation and amortization	54,198	58,529	(4,331)	(7)%
CARES Act grant	—	(76,376)	76,376	100%
Gain on sale of aircraft held for sale	(1,275)	—	(1,275)	100%
Total costs and expenses	1,397,537	757,947	639,590	84%

Loss from operations	(203,278)	(62,966)	(140,312)	(223)%

Other income (expense):
Change in fair value of warrant liability	17,951	—	17,951	100%
Loss on extinguishment of debt	(2,379)	—	(2,379)	100%
Interest income	53	550	(497)	(90)%
Interest expense	(9,519)	(22,989)	13,470	(59)%
Total other income (expense)	6,106	(22,439)	28,545	127%

Loss before income taxes	(197,172)	(85,405)	(111,767)	(131)%

Income tax expense	(58)	—	(58)	—%

Net loss	(197,230)	(85,405)	(111,825)	(131)%
Less: Net loss attributable to non-controlling interests	(7,210)	(6,764)	(446)	(7)%
Net loss attributable to Wheels Up Experience Inc.	$(190,020)	$(78,641)	$(111,379)	(142)%

Revenue
Revenue increased by $499.3 million, or 72%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in revenue was primarily attributable to the following changes in flight revenue, membership revenue, aircraft management revenue and other revenue (in thousands, except percentages):

	Year Ended December 31,		Change in
	2021	2020	$	%
Flight	$873,724	$495,419	$378,305	76%
Membership	69,592	54,622	14,970	27%
Aircraft management	225,265	132,729	92,536	70%
Other	25,678	12,211	13,467	110%
Total	$1,194,259	$694,981	$499,278	72%
Flight revenue growth was primarily driven by a 65% increase in Live Flight Legs, which resulted in $321.7 million of growth, and a 7% increase in flight revenue per Live Flight Leg, which drove $56.6 million of year-over-year improvement. The increase in Live Flight Legs was primarily attributable to an increase in the number of Active Members, as well as an increase in flying by Active Members, and recovery from the adverse impact of COVID-19 on 2020 results.
Growth in membership revenue was driven entirely by a 31% increase in Active Members but was impacted by an increased mix of members added at promotional rates or lower priced memberships.
The increase in aircraft management revenue was primarily attributable to an increase in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which stem from increased flight activity.
The increase in other revenue was primarily attributable to an increase in MRO and FBO related revenue. In addition, whole aircraft sales where we acted as the broker, as well as ground and catering services, both increased year-over-year.
Cost of Revenue
Cost of revenue increased by $482.9 million, or 76%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in cost of revenue is primarily attributable to an increase in Live Flight Legs and the increase in aircraft management revenue.
Adjusted Contribution Margin decreased 210 basis points for the year ended December 31, 2021 compared to the year ended December 31, 2020, which was primarily attributable to cost pressures and supply constraints impacting us and the industry. Additionally, pilot availability, increased fuel costs, maintenance challenges and wage inflation also contributed to the decline in Adjusted Contribution Margin. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.
Other Operating Expenses
Technology and Development
Technology and development expenses increased by $12.6 million, or 60%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in technology and development expenses was primarily attributable to an increase of $7.4 million in employee compensation and allocable costs, which was partially offset by an increase in capitalized internal costs related to the development of internal use software of $0.3 million. Third-party consultant fees also increased $5.2 million, which was offset by a $4.7 million increase in capitalized costs related to internal use software. Additionally, equipment and enterprise software expense increased by $2.6 million and $2.4 million, respectively.

Sales and Marketing
Sales and marketing expenses increased by $24.9 million, or 45%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in sales and marketing was primarily attributable to increases in headcount and related compensation and allocable costs of $12.8 million. In addition, sales commissions increased $6.6 million from growth in memberships and flight revenue. For the year ended December 31, 2020, we took certain cost saving measures to reduce headcount and related compensation costs, consistent with applicable CARES Act limitations, which returned to normal levels for the year ended December 31, 2021. Additionally, advertising and marketing related expense increased $4.7 million as we had reduced advertising and marketing spending during the year ended December 31, 2020 as part of cost cutting measures to offset the impact of COVID-19. Lastly, professional fees related to sales consulting increased $0.8 million year-over-year.
General and Administrative
General and administrative expenses increased by $48.4 million, or 75%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in general and administrative expenses was primarily attributable to a $37.1 million increase in equity-based compensation due to accelerated vesting of all awards that vested in connection with the Business Combination. In addition, personnel expenses increased by $7.9 million. For the year ended December 31, 2020, we took certain cost saving measures to reduce headcount and related compensation costs, consistent with applicable CARES Act limitations, which returned to normal levels for the year ended December 31, 2021. In addition, for the year ended December 31, 2021, public company readiness related costs increased $3.1 million, and we incurred $0.9 million of public company related costs. Professional service related fees, travel and entertainment expenses, office expenses and other costs increased by approximately $4.8 million. The overall increase was partially offset by a full reserve recorded on a $5.4 million employee loan receivable during 2020.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $4.3 million, or 7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in depreciation and amortization expense was primarily attributable to a $8.3 million decrease in depreciation expense for our owned aircraft as certain aircraft became fully depreciable subsequent to December 31, 2020. Additionally, depreciation expense related to leasehold improvements decreased $0.7 million. The decrease was partially offset by increases in amortization of software development costs and intangible assets of $2.1 million and $2.3 million, respectively, as well as an increase in depreciation related to furniture and fixtures of $0.3 million.
CARES Act Grant
During the year ended December 31, 2020, as a result of the negative impact of COVID-19, we utilized grant proceeds from the Treasury of $76.4 million to offset payroll expenses.
Interest Expense
Interest expense decreased by $13.5 million, or 59%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in interest expense was primarily attributable to our repayment of substantially all of the outstanding principal of our long-term debt on July 21, 2021.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the Business Combination, and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of December 31, 2021, we had $784.6 million of cash and cash equivalents, which were primarily invested in money market funds and $2.1 million of restricted cash. We believe our cash and cash equivalents on hand, will be sufficient to meet our projected working capital and capital expenditure requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$126,490	$209,644
Net cash (used in) provided by investing activities	$(38,670)	$81,580
Net cash provided by (used in) financing activities	$374,026	$(62,788)
Net increase in cash, cash equivalents and restricted cash	$461,846	$228,436
Cash Flow from Operating Activities
Net cash provided by operating activities for the year ended December 31, 2021 was $126.5 million. In 2021, the cash inflow from operating activities consisted of our net loss, net of non-cash items of $92.2 million and an increase in net operating liabilities offset by an increase in operating assets, primarily as a result of a $278.8 million increase in deferred revenue attributable to a significant increase in Prepaid Block purchases. During the year ended December 31, 2021, we sold $896.7 million of Prepaid Blocks compared to $532.1 million for the year ended December 31, 2020. The increase in Prepaid Block purchases was primarily attributable to the growth of Active Members and flying activity by those Active Members.
Cash Flow from Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $38.7 million. In 2021, the cash outflow from investing activities was primarily attributable to $28.4 million for capital expenditures, including $13.2 million of software development costs. In addition, the cash outflow included $31.7 million for the purchases of aircraft held for sale. The cash outflow was partially offset by $13.6 million from sale of aircraft held for sale and $7.8 million from the acquisition of Mountain Aviation, net of cash acquired.
We anticipate capital spending for 2022 to be approximately $125.0 million. This amount includes what we consider traditional capital spending of $60.0 million for purchased aircraft, capitalized software, etc., as well as $65.0 million to exercise our purchase option with Textron Financial Corporation on 32 aircraft in the first quarter of 2022, which we view primarily as a financing decision on previously leased and operated aircraft.
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $374.0 million. In 2021, the cash inflow from financing activities was primarily attributable to gross proceeds of $656.3 million received in the Business Combination, net of $70.4 million of transaction related costs. The cash inflow was partially offset by $214.1 million in repayments of our credit facilities and promissory notes.
Off-Balance Sheet Arrangements
As of December 31, 2021, we were not a party to any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or cash flows.
Contractual Obligations and Commitments
Our principal commitments consist of contractual cash obligations under our operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars. For further information on our leases see Note 12, Leases of the Notes to Consolidated Financial Statements included herein.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. Certain amounts included in or affecting the consolidated financial statements presented in this Annual Report and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for Wheels Up. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.
Revenue Recognition
We determine revenue recognition through the following steps in accordance with ASC 606, Revenue from Contracts with Customers:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, a performance obligation is satisfied.
A performance obligation is a promise in a contract to transfer a distinct service to the customer and is the basis of revenue recognition. There are contracts which could have more than one performance obligation. For contracts that include additional performance obligations, we account for individual performance obligations if they are distinct. If there is a group of performance obligations bundled in a contract, the transaction price is required to be allocated based upon the relative standalone selling prices of the promised services underlying each performance obligation. We generally determine the standalone selling price based on the prices charged to customers. If there are services included in the transaction price for which the standalone selling price is not directly observable, then we would first apply the standalone selling price for those services that are known, such as the flight hourly rate, and then allocate the total consideration proportionately to the other performance obligations in the contract.
Revenue is recognized when control of the promised service is transferred to our member or the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our revenue is reported net of discounts and incentives. We generally do not issue refunds for flights unless there is a failure to meet our service obligations. Refunded amounts for initiation fees and annual dues are granted to some customers that no longer wish to remain members following their first flight. We generally do not have contracts that include variable terms.
We utilize registered independent third-party air carriers in the performance of a portion of our flights. We evaluate whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services we provide to members is similar regardless of which third-party air carrier is involved. Wheels Up directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that Wheels Up acts as the principal rather than the agent within all revenue arrangements, other than when acting as an intermediary ticketing agent for travel on Delta, as an advisor for whole aircraft acquisitions and sales and when managed aircraft owners charter their own aircraft, as we have the authority to direct the key components of the service on behalf of the member or customer regardless of which third-party is used. If Wheels Up has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations.
Business Combinations and Asset Acquisitions
We account for business combinations and asset acquisitions using the acquisition method of accounting, which requires allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. For acquisitions meeting the definition of a business combination in ASC 805, Business Combinations, the excess of the purchase price over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed in a business combination with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. For acquisitions meeting the definition of an asset acquisition, the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values. No goodwill is recognized in an asset acquisition.
The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions regarding fair values using the information available as of the date of acquisition. We may also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our financial position and results of operations. Assumptions that we make in estimating the fair value of acquired developed technology, trade names, customer relationships and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges.
Goodwill and Intangibles
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. The carrying value of goodwill is tested for impairment on an annual basis or on an interim basis if events or changes in circumstances indicate that an impairment loss may have occurred (i.e., a triggering event). Our annual goodwill impairment testing date is October 1st. We are required to test goodwill on a reporting unit basis. We determined private aviation services is our one reporting unit to which the entire amount of goodwill is allocated.
Goodwill impairment is the amount by which our reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We use both qualitative and quantitative approaches when testing goodwill for impairment. Our qualitative approach evaluates various events including, but not limited to, macroeconomic conditions, changes in the business environment in which we operate, a sustained decrease in our share price and other specific facts and circumstances. If, after assessing qualitative factors, we determine that it is more-likely-than-not that the fair value of our reporting unit is greater than the carrying value, then performing a quantitative impairment assessment is unnecessary and our goodwill is not considered to be impaired. However, if based on the qualitative assessment we conclude that it is more-likely-than-not that the fair value of the reporting unit is less than the carrying value, or if we elect to skip the optional qualitative assessment approach, we proceed with performing the quantitative impairment assessment, to quantify the amount of impairment, if any.
When a quantitative impairment assessment is performed, we primarily determine the fair value of our reporting unit using a discounted cash flow model, or income approach, and supplement this with observable valuation multiples for comparable companies, as appropriate. The completion of the discounted cash flow model requires that we make a number of significant estimates and assumptions, which include projections of future revenue, costs and expenses, capital expenditures and working capital changes, as well as assumptions about the estimated weighted average cost of capital and other relevant variables. We base our estimates and assumptions on our recent performance, our expectations of future performance, economic or market conditions and other assumptions we believe to be reasonable. Actual future results may differ from those estimates.
Intangible assets, other than goodwill, acquired in a business combination are recognized at their fair value as of the date of acquisition. We periodically reassess the useful lives of our definite-lived intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate.
Impairment of Long-Lived Assets
Long-lived assets include aircraft, property and equipment, finite-lived intangible assets and operating lease right-of-use assets. We review the carrying value of long-lived assets for impairment when events or circumstances indicate that the carrying value may not be recoverable based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The circumstances that would indicate potential impairment may include, but are not limited to, a significant change in the manner in which an asset is being used or losses associated with the use of an asset. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified and measured. If the carrying amount of a long-lived asset or asset group is determined not to be recoverable, an impairment loss is recognized and a write-down to fair value is recorded.
Equity-Based Compensation
Prior to the Business Combination, we issued equity-based compensation awards to employees and consultants, including stock options, profits interests and restricted interests, under the WUP stock option plan and WUP management incentive plan. In connection with the Business Combination, we adopted and have issued equity under the 2021 LTIP, which provides for grants of various types of awards including stock options, restricted stock units and other stock-based awards.
Equity-based compensation awards are measured at the date of grant based on the estimated fair value of the respective award and the resulting compensation expense is recognized over the requisite service period of the respective award. WUP restricted interests contained a performance condition that provides for accelerated vesting upon the occurrence of a change in control or an initial public offering including consummation of a transaction with a special-purpose acquisition company. For performance-based awards, the grant date fair value of the award is expensed over the vesting period when the performance condition is considered probable of being achieved. Earnout Shares issued in connection with the Business Combination contain market conditions for vesting. Compensation expense related to an award with a market condition is recognized on a tranche-by-tranche basis (accelerated attribution method) over the requisite service period and is not reversed if the market condition is not satisfied. We account for forfeitures of awards as they occur.
Fair value of our historical and outstanding equity-based compensation awards, including stock options, WUP profits interests and WUP restricted interests, were estimated using the Black Scholes option-pricing model and a Monte Carlo simulation model was used to determine the fair value of grants with market conditions. Both the Black-Scholes option-pricing model and the Monte Carlo simulation model requires management to include key inputs and assumptions, including the fair value of an underlying common interest in WUP or our current Class A common stock quoted market price, the expected trading volatility over the term of the award, the expected term of the award, risk-free interest rates and expected dividend yield. We evaluate the inputs and assumptions used to value our share-based awards on each grant date.
•Expected Volatility. Since Wheels Up was not actively traded on the NYSE until July 2021, we used the average volatility of a mix of several unrelated publicly traded companies within the airline industry and certain travel technology companies, which we consider to be comparable to our business, over a period equivalent to the expected term of the awards. As our common stock accumulates more trading history, we will incorporate more of our own historical volatility and continue to use benchmark volatility with respect to periods beyond our common stock’s trading history.

•Expected Term. The expected term represents the period that our equity-based awards are expected to be outstanding. We determine the expected term using the midpoint between the requisite service period and the contractual term of the award due to us having insufficient historical exercise data.
•Risk-Free Interest Rate. The interest rates used are based on the implied yield available for zero-coupon Treasury notes at the time of grant with maturities approximately equal to the expected term of the award.
•Expected Dividend Yield. The dividend rate used is zero as we have never paid any cash dividends on our common interests and do not currently anticipate doing so in the foreseeable future.
Prior to the Business Combination, in the absence of a public trading market, the grant date fair value of our WUP common interests was determined by the WUP Board of Directors, with input from management and the assistance of an independent third-party valuation specialist. The WUP Board of Directors intended for all WUP stock options granted to have an exercise price per share not less than the per share fair value of WUP common interests on the date of grant. The valuations of WUP common interests were determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Practice Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
The assumptions we use in the valuation models were based on future expectations combined with management judgment, and considering a number of objective and subjective factors to determine the fair value of WUP common interests as of the date of each WUP stock option grant, including the following:
•the nature and history of our business;
•the economic outlook in general and the outlook of our industry;
•our stage of development and the competitive environment;
•our historical and forecasted operating results;
•our overall financial position;
•the rights and preferences of WUP preferred interests relative to WUP common interests;
•the likelihood of achieving a liquidity event, such as an initial public offering or sale based on current conditions;
•any adjustment necessary to recognize a discount for lack of marketability; and,
•the market performance of comparable publicly-traded companies.
In valuing our equity-based awards, we determined the total equity value of our business considering various valuation approaches including the income approach and market approach. Based on our facts and circumstances, we primarily used a discounted cash flow method, or the income approach, to approximate the fair value of our total equity on the grant date of a respective award.
As described above, the income approach involves applying appropriate discount rates to estimated cash flows that are based on forecasts of revenue, costs and capital expenditures, which are then discounted back to the present value using a rate of return derived from companies of similar type and risk profile. The discount rate reflects the risks inherent in the cash flows and the market rates of return available from alternative investments of similar type and quality as of the valuation date. Our assumptions underlying the estimates were consistent with the plans and estimates that we use to manage the business. The risks associated with achieving our forecasts were assessed in selecting the appropriate discount rates. As there have not been enough transactions with available market data involving similar companies, we considered but did not apply the market approach.
We then used the option pricing method to allocate the equity value and determine the estimated fair value of WUP common interests. The option pricing method allocates values to each equity class based on the liquidation preferences, participation rights and exercise prices of the equity class. We also include a discount to recognize the risk associated with the lack of marketability and liquidity of our equity. The discount adjustment is applied to account for the fact holders of private company interests do not have access to trading markets similar to those enjoyed by stockholders of public companies.
Application of these approaches involves the development of significant estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, costs and expenses, and cash flows, discount rates, market multiples, the selection of comparable companies and weighting the probability of certain future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the fair value we recorded for WUP common interests and ultimately how much equity-based compensation expense is recognized.
The grant date fair value calculated using the methodology discussed above is also utilized with respect to WUP profit interests and restricted interests. WUP restricted interests had a performance condition, as well as a service condition to vest. As a result, no compensation expense is recognized until the performance condition has been satisfied. Subsequent to satisfaction of the performance condition, compensation expense is recognized to the extent the requisite service period has been completed and compensation expense thereafter is recognized on a straight-line basis over the remaining requisite service period.
Recent Accounting Pronouncements
For further information on recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates, aircraft fuel and inflation.
Interest Rates
On July 21, 2021, we repaid substantially all of the outstanding principal of our long-term debt, together with all accrued and unpaid interest, in connection with proceeds received from the Business Combination.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2021 represented 15% of our total cost of revenue and includes the recharge of fuel costs to our aircraft management customers. Based on our 2021 fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $16.6 million for the year ended December 31, 2021. We do not purchase or hold any derivative instruments to protect against the effects of changes in fuel but due to our dynamic pricing we do have some ability to raise our prices on flights not subject to a capped rate. In addition, our agreements allow us to potentially bill members a fuel price surcharge, but we have never exercised the right to apply this surcharge.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Wheels Up Experience Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Wheels Up Experience Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill
As described in Note 7 to the financial statements, the Company performed a goodwill impairment assessment as of October 1, 2021, the date of its annual impairment test, and again as of December 15, 2021 due to the presence of certain indicators resulting in a triggering event. We identified the Company’s goodwill impairment assessment as a critical audit matter.

The principal considerations for our determination that this is a critical audit matter are the significant management estimates and judgments required to assess the reporting unit’s fair value, which include the determination of discount rates, revenue growth rates, margins, and other projected long-term rates. Auditing these estimates and assumptions requires a high degree of auditor judgment.
Our audit procedures related to the goodwill impairment testing included the following, among others:
•We evaluated management’s identification of triggering events, which included consideration of current market conditions.
•We evaluated management’s revenue growth rates, margins, and cash flows for consistency with relevant historical data, recent changes in the business, and external industry data and forecasts.
•With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodologies, inputs, and assumptions utilized by management.
•We performed sensitivity analyses on the future revenue, long-term growth rates, margins, and discount rates used to evaluate the impact changes in these assumptions have on management’s conclusion.
•We tested management’s reconciliation of the carrying value of the Company to its market value.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.
New York, New York
March 10, 2022

WHEELS UP EXPERIENCE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$784,574	$312,799
Accounts receivable, net	79,403	50,397
Other receivables	8,061	8,205
Parts and supplies inventories, net	9,410	5,320
Prepaid expenses and other	51,626	18,801
Total current assets	933,074	395,522
Property and equipment, net	317,836	323,090
Operating lease right-of-use assets	108,582	64,479
Goodwill	437,398	400,160
Intangible assets, net	146,959	163,710
Restricted cash	2,148	12,077
Employee loans receivable, net	—	102
Other non-current assets	35,067	849
Total assets	$1,981,064	$1,359,989
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$62,678
Accounts payable	43,672	20,920
Accrued expenses	107,153	71,381
Deferred revenue, current	933,527	651,096
Operating lease liabilities, current	31,617	15,858
Intangible liabilities, current	2,000	2,000
Other current liabilities	17,068	15,980
Total current liabilities	1,135,037	839,913
Long-term debt	—	148,411
Deferred revenue, non-current	1,957	1,982
Operating lease liabilities, non-current	83,461	56,358
Warrant liability	10,268	—
Intangible liabilities, non-current	14,083	16,083
Other non-current liabilities	30	3,415
Total liabilities	1,244,836	1,066,162
Commitments and contingencies (Note 11)
Equity:
Class A common stock, $0.0001 par value; 2,500,000,000 authorized; 245,834,569 and 169,717,416 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	25	17
Additional paid-in capital	1,450,839	798,478
Accumulated deficit	(720,713)	(530,693)
Total Wheels Up Experience Inc. stockholders’ equity	730,151	267,802
Non-controlling interests	6,077	26,025
Total equity	736,228	293,827
Total liabilities and equity	$1,981,064	$1,359,989
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,194,259	$694,981	$384,912

Costs and expenses:
Cost of revenue	1,117,633	634,775	340,673
Technology and development	33,579	21,010	13,965
Sales and marketing	80,071	55,124	40,624
General and administrative	113,331	64,885	28,426
Depreciation and amortization	54,198	58,529	39,352
CARES Act grant	—	(76,376)	—
Gain on sale of aircraft held for sale	(1,275)	—	—
Total costs and expenses	1,397,537	757,947	463,040

Loss from operations	(203,278)	(62,966)	(78,128)

Other income (expense):
Change in fair value of warrant liability	17,951	—	—
Loss on extinguishment of debt	(2,379)	—	—
Interest income	53	550	615
Interest expense	(9,519)	(22,989)	(29,360)
Total other income (expense)	6,106	(22,439)	(28,745)

Loss before income taxes	(197,172)	(85,405)	(106,873)

Income tax expense	(58)	—	—

Net loss	(197,230)	(85,405)	(106,873)
Less: Net loss attributable to non-controlling interests	(7,210)	(6,764)	(10,599)
Net loss attributable to Wheels Up Experience Inc.	$(190,020)	$(78,641)	$(96,274)

Net loss per share of Class A common stock:
Basic	$(0.93)	$(0.48)	$(0.93)
Diluted	$(0.93)	$(0.48)	$(0.93)

Weighted-average shares of Class A common stock outstanding:
Basic	204,780,896	162,505,231	103,803,383
Diluted	204,780,896	162,505,231	103,803,383
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Class A Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total
Balance as of December 31, 2018	94,341,133	$9	$283,604	$(355,778)	$(8,087)	$(80,252)
Consideration issued for business combination	926,076	1	3,821	—	—	3,822
Contributions	21,314,473	2	125,165			125,167
Equity-based compensation	—	—	976	—	906	1,882
Change in non-controlling interests allocation	—	—	(11,971)	—	11,971	—
Net loss	—	—	—	(96,274)	(10,599)	(106,873)
Balance as of December 31, 2019	116,581,682	12	401,595	(452,052)	(5,809)	(56,254)
Consideration issued for business combinations	52,794,775	5	432,139	—	—	432,144
Contributions	340,690	—	—	—	—	—
Equity-based compensation	—	—	2,227	—	1,115	3,342
Change in non-controlling interests allocation	—	—	(37,483)	—	37,483	—
Net loss	—	—	—	(78,641)	(6,764)	(85,405)
Balance as of December 31, 2020	169,717,147	17	798,478	(530,693)	26,025	293,827
Consideration issued for business combination	3,968,900	1	30,171			30,172
Exercise of WUP stock options	352,051	—	2,107	—	—	2,107
Exchange of WUP profits interests, net of shares withheld	199,368	—	1,866	—	(1,866)	—
Equity-based compensation	—	—	32,433	—	17,240	49,673
Issuance of common stock in connection with the Business Combination and PIPE Investment	71,597,103	7	656,297	—	—	656,304
Transaction costs attributable to the issuance of common stock in connection with the Business Combination and PIPE Investment	—	—	(70,406)	—	—	(70,406)
Assumption of warrant liability	—	—	(28,219)	—	—	(28,219)
Change in non-controlling interests allocation	—	—	28,112	—	(28,112)	—
Net loss	—	—	—	(190,020)	(7,210)	(197,230)
Balance as of December 31, 2021	245,834,569	$25	$1,450,839	$(720,713)	$6,077	$736,228
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net loss	$(197,230)	$(85,405)	$(106,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,198	58,529	39,352
Amortization of deferred financing costs and debt discount	618	1,612	1,943
Accretion of investments	—	—	(38)
Equity-based compensation	49,673	3,342	1,882
Change in fair value of warrant liability	(17,951)	—	—
Provision for expected credit losses	3,264	7,119	567
Loss on extinguishment of debt	2,379	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(21,923)	14,506	1,412
Other receivables	144	6,968	(4,942)
Parts and supplies inventories	(3,418)	(636)	(70)
Prepaid expenses and other	(11,360)	(418)	(3,276)
Other non-current assets	(34,218)	877	734
Operating lease liabilities, net	(1,949)	1,094	961
Accounts payable	13,116	(13,868)	6,728
Accrued expenses	14,616	(6,080)	6,376
Other current liabilities	1,089	460	—
Other non-current liabilities	(3,385)	3,415	231
Deferred revenue	278,827	218,129	30,134
Net cash provided by (used in) operating activities	126,490	209,644	(24,879)

INVESTING ACTIVITIES:
Purchases of property and equipment	(15,234)	(7,109)	(4,146)
Acquisition of businesses, net of cash acquired	7,844	97,104	(28,329)
Purchases of aircraft held for sale	(31,669)	—	—
Sales of aircraft held for sale	13,568	—	—
Cash paid for asset acquisition	—	—	(14,422)
Capitalized software development costs	(13,179)	(8,415)	(3,923)
Purchases of investments	—	—	(2,483)
Proceeds from sales and maturities of investments	—	—	11,987
Net cash (used in) provided by investing activities	(38,670)	81,580	(41,316)

FINANCING ACTIVITIES:
Proceeds from stock option exercises	2,107	—	—
Proceeds from Business Combination and PIPE Investment	656,304	—	—
Transaction costs in connection with the Business Combination and PIPE Investment	(70,406)	—	—
Proceeds from long-term debt	—	755	—
Repayments of long-term debt	(214,081)	(63,450)	(37,706)
Loans to employees	102	(93)	(78)
Capital contributions	—	—	128,167
Payments of offering costs	—	—	(3,000)
Net cash provided by (used in) financing activities	374,026	(62,788)	87,383
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	461,846	228,436	21,188
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	324,876	96,440	75,252
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$786,722	$324,876	$96,440
CASH PAID DURING THE PERIOD FOR:
Interest	$11,661	$21,717	$28,369
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration issued for business acquisition of Delta Private Jets, LLC	—	$427,007	—
Non-cash consideration issued for business acquisition of Gama Aviation LLC	—	$32,638	—
Non-cash consideration issued for business acquisition of Mountain Aviation, LLC	$30,172	—	—
Non-cash consideration issued for asset acquisition of Avianis Systems LLC	—	—	$3,822
Assumption of warrant liability in Business Combination	$28,219	—	—
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The consolidated financial statements include the accounts of Wheels Up Experience Inc. and its wholly-owned subsidiaries. We consolidate Wheels Up Partners MIP LLC (“MIP LLC”) and record the profits interests held in MIP LLC that Wheels Up does not own as non-controlling interests (see Note 15). All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
Preparing the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19, and any evolutions thereof (“COVID-19”). The most significant estimates include, but are not limited to, the useful lives and residual values of purchased aircraft, the fair value of financial assets and liabilities, acquired intangible assets, goodwill, contingent consideration and other assets and liabilities, sales and use tax, the estimated life of member relationships, the determination of the allowance for credit losses, impairment assessments, the determination of the valuation allowance for deferred tax assets and the incremental borrowing rate for leases.

Fair Value Measurements
The carrying values of cash and cash equivalents, investments, accounts receivable, deferred revenue, accounts payable and long-term debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the long-term debt is based upon current market rates.
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment. When developing fair value estimates, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are available on the measurement date. If quoted prices in active markets are not available, the determination of estimated fair value is based on standard market valuation methodologies, giving priority to observable inputs.
The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities for which it is practicable to estimate fair value:
•Cash equivalents and investments — The carrying amount of money market funds approximates fair value and is classified within Level 1 because we determined the fair value through quoted market prices. The carrying amount of commercial paper approximates fair value and is classified within Level 2 because we utilized observable inputs in non-active markets to determine the fair value.
•Long-term debt — The carrying amount approximates fair value based on the interest rates currently available for debt with similar terms and remaining maturities. We utilized Level 2 inputs to determine the fair value.
•Warrant liability — Public Warrants are classified within Level 1 as these securities are traded on an active public market. Private Warrants are classified within Level 2. We utilized the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
Certain non-financial assets are measured at fair value on a non-recurring basis, including property and equipment, goodwill and intangible assets. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment.
Cash Equivalents
Cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with initial maturities of three months or less, when purchased, to be cash equivalents.

Restricted Cash
Restricted cash is pledged as security for letters of credit and also includes cash and cash equivalents that are unavailable for immediate use due to contractual restrictions. We classify restricted cash as current or non-current based on the remaining term of the restriction.
Investments
Investments consist of highly liquid investment grade commercial paper issued by major corporations and financial institutions with initial maturities of greater than three months and remaining maturities of less than one year from the date of purchase. All investments are classified as “available-for-sale” and realized gains or losses are recorded using the specific identification method. We classify investments as available-for-sale securities as they represent investments available to support current operations and may be sold prior to their stated maturities for strategic or operational reasons. There were no unrealized gains or losses on available-for-sale securities for the years ended December 31, 2021, 2020 and 2019.
Changes in market value, excluding other-than-temporary impairments, are reported as a separate component of accumulated other comprehensive loss until realized. In determining whether an other-than-temporary impairment exists, we consider: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. There were no other-than-temporary impairment losses identified for the years ended December 31, 2021, 2020 and 2019.
Accounts and Other Receivables
Accounts receivable, net, primarily consists of contractual amounts we expect to collect from members and customers related to membership subscriptions and flights, including amounts currently due from credit card companies. We record accounts receivable at the original invoiced amount. There is $0.2 million and $1.4 million of membership fees and prepaid flight time included in both accounts receivable and deferred revenue as of December 31, 2021 and 2020, respectively.
We monitor exposure for losses and maintain an allowance for credit losses for any receivables that may be uncollectible. Historically, we used an incurred loss model to calculate the allowance for credit losses. Upon the adoption of the new credit loss standard on January 1, 2020, we shifted to a current expected credit loss model. We estimate uncollectible receivables based on the receivable’s age, customer credit-worthiness, past transaction history with the customer, changes in payment terms and the condition of the general economy and the industry as a whole. When it is determined that the amounts are not recoverable, the receivable is written off against the allowance. As of December 31, 2021 and 2020, the allowance for credit losses was $5.9 million and $2.3 million, respectively. Other receivables primarily consist of tax credits for Federal Excise Tax paid on aircraft fuel.
Concentration of Credit Risk
Financial instruments that may potentially expose us to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash and receivables. We place cash and cash equivalents with multiple high credit quality financial institutions. Accounts are guaranteed by the Federal Deposit Insurance Corporation up to certain limits and although deposits are held with multiple financial institutions, deposits at times may exceed the federally insured limits. We have not experienced any losses in such accounts.
Accounts receivable are spread over many members and customers. We monitor credit quality on an ongoing basis and maintain reserves for estimated credit losses.
There were no customers that accounted for 10% or more of revenue for the years ended December 31, 2021, 2020 and 2019. There were no customers that accounted for 10% or more of accounts receivable as of December 31, 2021 and 2020.

Parts and Supplies Inventories
Inventories are used in operations and are generally not for sale. Inventories are comprised of spare aircraft parts, materials and supplies, which are valued at the lower of cost or net realizable value. Cost of inventories are determined using the specific identification method. We determine, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence or other causes. As of December 31, 2021 and 2020, the reserve was not material. Storage costs and indirect administrative overhead costs related to inventories are expensed as incurred.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include security deposits, which relate primarily to contractual prepayments to third-parties for future services, the current portion of capitalized costs related to sales commissions and referral fees, aircraft held for sale and insurance claims receivable.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization for all property and equipment are calculated using the straight-line method over the estimated useful lives of the related assets. Residual values estimated for aircraft are approximately 50% of the original purchase price. Expenditures that increase the value or productive capacity of assets are capitalized, and repairs and maintenance are expensed as incurred. The estimated useful lives of property and equipment are principally as follows: aircraft — seven years, furniture and fixtures — three years, vehicles — five years, building and improvements — 27 years, computer equipment — three years and tooling — ten years. Leasehold improvements are amortized over the shorter of either the estimated useful life of the asset or the remaining term of the lease (see Note 4).
Software Development Costs
We incur costs related to developing the Wheels Up website, mobile application, and other internal use software. In addition, we incur costs related to the development of our flight management software. The amounts capitalized include materials, employees’ payroll and payroll-related costs including equity-based compensation directly associated with the development activities, as well as external direct costs of services used in developing the software. We amortize capitalized costs using the straight-line method over the estimated useful life, which is currently three years, beginning when the software is ready for its intended use. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. We perform periodic reviews to ensure that unamortized software development costs remain recoverable from future revenue (see Note 4).
Leases
We determine if an arrangement is a lease at inception on an individual contract basis. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the consolidated balance sheets. Operating lease right-of-use assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. The interest rate implicit in our leases is not readily determinable to discount lease payments. As a result, for all leases we use an incremental borrowing rate that is based on the estimated rate of interest for a collateralized borrowing of a similar asset, using a similar term as the lease payments at the commencement date.
The operating lease right-of-use assets and operating lease liabilities include any lease payments made, including any variable amounts that are based on an index or rate, and exclude lease incentives. Variability that is not due to an index or rate, such as payments made based on hourly rates, are excluded from the lease liability. Lease terms may include options to extend or terminate the lease. Renewal option periods are included within the lease term and the associated payments are recognized in the measurement of the operating right-of-use asset and operating lease liability when they are at our discretion and considered reasonably certain of being exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
We have elected the practical expedient not to recognize leases with an initial term of 12 months or less on our consolidated balance sheets and lease expense is recognized on a straight-line basis over the term of the short-term lease. For real estate leases, we have elected the practical expedient to account for both the lease and non-lease components as a single lease component and not allocate the consideration in the contract. Certain real estate leases contain fixed lease payments that include real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and are included in the operating lease right-of-use assets and operating lease liabilities. For non-real estate leases, including aircraft, we have separated the lease and non-lease components. The non-lease components of aircraft leases are typically for maintenance services and insurance that are expensed as incurred (see Note 12).
During a portion of 2020 and all of 2019, we were the sublessor of certain aircraft leases to Gama Aviation LLC prior to our acquisition of Gama Aviation LLC, due to government regulations. The underlying aircraft assets from these subleases are presented on the consolidated balance sheets. Sublease income is presented in cost of revenue net of the lease cost in the consolidated statements of operations.
Impairment of Long-Lived Assets
Long-lived assets consist of aircraft, including aircraft held for sale, property and equipment, finite-lived intangible assets and operating lease right-of-use assets. We review the carrying value of long-lived assets for impairment when events and circumstances indicate that the carrying value may not be recoverable based on the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or asset group.
We determined the initial negative effect and uncertainty related to COVID-19 was a potential indicator that the carrying value of our long-lived assets may not be recoverable. As a result, we performed an undiscounted cash flow analysis of our long-lived assets for potential impairment as of April 30, 2020, and based on the analysis, it was determined that there was no impairment to our long-lived assets. In addition, there were no other indicators of impairment of long-lived assets identified after April 30, 2020 through December 31, 2020 and during the year ended 2019.
For the year ended December 31, 2021, we determined that because of a sustained decrease in our share price from the Closing Date, combined with a decline in our margins, we had potential indicators that the carrying value of our long-lived assets may not be recoverable. As a result, we performed an undiscounted cash flow analysis of our long-lived assets for potential impairment as of December 15, 2021, and based on the analysis, it was determined that there was no impairment to our long-lived assets.
Acquisitions
We account for business combinations and asset acquisitions using the acquisition method of accounting, which requires allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. For acquisitions meeting the definition of a business combination, the excess of the purchase price over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed in a business combination with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred for business combinations.
For acquisitions meeting the definition of an asset acquisition, the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values. No goodwill is recognized in an asset acquisition (see Note 3 and Note 6).

Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. The carrying value of goodwill is tested for impairment on an annual basis or on an interim basis if events or changes in circumstances indicate that an impairment loss may have occurred (i.e., a triggering event). Our annual goodwill impairment testing date is October 1st. We are required to test goodwill on a reporting unit basis. We determined private aviation services is our one reporting unit to which the entire amount of goodwill is allocated.
Goodwill impairment is the amount by which our reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We use both qualitative and quantitative approaches when testing goodwill for impairment. Our qualitative approach evaluates various events including, but not limited to, macroeconomic conditions, changes in the business environment in which we operate and other specific facts and circumstances. If, after assessing qualitative factors, we determine that it is more-likely-than-not that the fair value of our reporting unit is greater than the carrying value, then performing a quantitative impairment assessment is unnecessary and our goodwill is not considered to be impaired. However, if based on the qualitative assessment we cannot conclude that it is more-likely-than-not that the fair value of the reporting unit exceeds its carrying value, or if we elect to skip the optional qualitative assessment approach, we proceed with performing the quantitative impairment assessment primarily using a discounted cash flow model, or income approach, to quantify the amount of impairment, if any (see Note 7).
Intangible Assets
Intangible assets other than goodwill consists of acquired finite-lived trade names, customer relationships and developed technology. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset, which was determined based on management’s estimate of the period over which the asset will contribute to our future cash flows (see Note 7).
Other Current Liabilities
Other current liabilities consist of deposits from owners for managed aircraft. Deposits are collected at the inception of the contract with each owner and returned on the contract termination date, to the extent there are no outstanding payments due at such time.
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

Deferred Offering Costs
We capitalized certain legal, accounting and other direct third-party costs related to the Business Combination. Deferred offering costs were included as an asset on the consolidated balance sheets and were deferred until the Closing Date, at which time they were deducted from additional paid-in capital of the combined business.
Revenue
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract; and,
•Recognition of revenue when, or as, a performance obligation is satisfied.
Revenue is derived from a variety of sources including, but not limited to, (i) memberships, (ii) flights, (iii) aircraft management and (iv) other.
Wheels Up membership agreements are signed by each member. Wheels Up membership agreements together with the terms and conditions in the flight services agreement govern the use of the Wheels Up membership. We account for a contract when both parties have approved and are committed to perform their obligations, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. In addition to retail flights, we also have flight service agreements to sell wholesale flights to customers that are non-members and do not pay annual dues or initiation fees.
Revenue is recorded net of discounts on standard pricing and incentive offerings including special pricing agreements and certain promotions.
Deferred revenue is an obligation to transfer services to a customer for which we have already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, we initially recognize a contract liability. The contract liability is settled, and revenue is recognized, when we satisfy our performance obligation to the customer at a future date.
We utilize registered independent third-party air carriers in the performance of a portion of our flights. We evaluate whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services we provide to members is similar regardless of which third-party air carrier is involved. Wheels Up directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that Wheels Up acts as the principal rather than the agent within all revenue arrangements, other than when acting as an intermediary ticketing agent for travel as part of the Commercial Cooperation Agreement (as amended, the “CCA”) with Delta Airlines, Inc. (“Delta”) and when managed aircraft owners charter their own aircraft, as we have the authority to direct the key components of the service on behalf of the member or customer regardless of which third-party is used. Members can use Prepaid Blocks (defined below) to purchase commercial flights on Delta. Wheels Up charges the member a ticketing fee to use their funds with Delta, which is recorded on a net basis in revenue at the time of booking. Wheels Up passes along the fulfillment of the performance obligation to Delta who actually provides the flight to the member. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. Wheels Up records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If Wheels Up has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations.

(i) Memberships
New members are typically charged a one-time initiation fee at the commencement of their membership, which is generally non-refundable. In the first year of membership, a portion of the initiation fee is applied to their annual dues. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the customer relationship period, which is estimated to be approximately three years. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues are deferred and recognized on a straight-line basis over the related contractual period, which is generally but not always 12 months. If a customer qualifies to earn SkyMiles (as defined below) as part of their membership, then a portion of the transaction price is allocated to this performance obligation at contract inception. The amount of the allocation is determined based on our contractual cost for SkyMiles purchases with Delta. If at any time the membership is terminated, any previously unrecognized amounts are recognized in the period of termination.
(ii) Flights
Flights and flight-related services, along with the related costs of the flights, are earned and recognized as revenue at the point in time in which the service is provided. For round trip flights, revenue is recognized upon arrival at the destination for each flight segment.
Members pay a fixed quoted amount for flights. The amount can be based on a contractual capped hourly rate or dynamically priced based on market demand at time of booking. Wholesale customers primarily pay a fixed rate for flights. In addition, flight costs can be paid by members through the purchase of Fund Programs (“Prepaid Blocks”), which are generally dollar-denominated credits for future spend with Wheels Up. Prepaid Blocks are deferred and recognized as revenue when the member completes a flight segment. Prepaid Blocks also can generally be used to purchase commercial flights on Delta. Wheels Up, acting in the capacity of an agent, charges the member a ticketing fee to use their commingled funds on a flight provided by Delta, which is recorded on a net basis at the time of booking.
Through our acquisition of Delta Private Jets, LLC now known as Wheels Up Private Jets LLC (“WUPJ”), we inherited the legacy WUPJ jet cards. WUPJ jet cards allow a customer to pre-purchase dollar-denominated credits at agreement inception that are redeemed for future flights on WUPJ, are refundable for a termination fee, and are generally effective for a term of 24 months. Customers are also able to reload funds on their jet card periodically throughout the term. The jet card values are purchased at tiered dollar amounts and entitle customers to fixed rate all-inclusive hourly pricing and guaranteed availability. During 2020, we began the process of converting WUPJ jet card holders to Wheels Up memberships and we generally do not offer new WUPJ jet cards.
In addition, Wheels Up continued and expanded a customary WUPJ business practice of providing Medallion Status (“Status”) in Delta’s SkyMiles Program (“SkyMiles”) for purchases of Prepaid Blocks and jet cards. A member is granted Status free of charge for use during the term of the contract and may assign the Status to any designated individual. A member can use their SkyMiles for purchases of Prepaid Blocks but they do not earn SkyMiles on Wheels Up flights. Any members that meet the designated spend thresholds for Prepaid Blocks and jet cards or the designated dollar-denominated flight spend thresholds during the year receive the same Status. Additionally, we do not owe Delta any consideration for the grant of each Status provided. Status is not a material right at contract inception and does not give rise to a separate performance obligation. The provided Status is not recognized as revenue, but instead is considered a marketing incentive related to future purchases on Delta.
The amount of flight breakage was not material for the years ended December 31, 2021, 2020 and 2019.
(iii) Aircraft Management
We manage aircraft for owners in exchange for a contractual fee. Revenue associated with the management of aircraft also includes the recovery of owner incurred expenses including maintenance coordination, cabin crew and pilots, as well as recharging of certain incurred aircraft operating costs and expenses such as maintenance, fuel, landing fees, parking and other related operating costs. We pass the recovery and recharge costs back to owners at either cost or a predetermined margin.

Aircraft management related revenue contains two performance obligations. One performance obligation is to provide management services over the contract period. Revenue earned from management services is recognized over the contractual term, on a monthly basis. The second performance obligation is the cost to operate and maintain the aircraft, which is recognized as revenue at the point in time such services are completed.
(iv) Other
Ground Services
Fixed-based operator (“FBO”) ground services are provided for aircraft customers that use our facility at Cincinnati/Northern Kentucky International Airport (“CVG”). FBO ground services are comprised of a single performance obligation for aircraft facility services such as fueling, parking, ground power and cleaning. FBO related revenue is recognized at the point in time each service is provided.
We also separately provide maintenance, repair and operations (“MRO”) ground services for aircraft owners and operators at certain of our facilities. MRO ground services are comprised of a single performance obligation for aircraft maintenance services such as modifications, repairs and inspections. MRO related revenue is recognized over time based on the cost of inventory consumed and labor hours worked for each service provided.
Flight-Related Services
As part of each flight, there is the option to request flight-related services such as catering or ground transportation for an additional charge. Flight-related services, which are passed through at either cost or a predetermined margin, were $3.3 million, $1.4 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Software Subscriptions
Subscription revenue consists of fees earned, typically monthly, from third-party operators and other businesses in the private aviation industry for web-based access to UP FMS, which is a collaborative suite of flight software tools that we offer through our acquisition of Avianis Systems LLC. Our subscription services provide users software licenses and related support and updates during the term of the arrangement to enable management of flight operations. Revenue is generally recognized from such subscription contracts on a straight-line basis over the contract period. Contracts for related professional services, such as customized training or implementation programs, are either on a time and materials or fixed fee basis. Professional services revenue is generally recognized at the point in time the services are performed.
Other revenue also consists of fees we may receive from third-party sponsorships and partnerships as part of lifestyle and event experience programs for members, whole aircraft acquisition and sales fees where we act as the broker and special missions including government, defense, emergency and medical transport, which are each recognized at the point in time the service is provided.
Aircraft Sales
We acquire aircraft from vendors and various other third-party sellers in the private aviation industry. On the acquisition date, we determine whether our intent is to sell the aircraft, generally within six to 12 months. If an aircraft is available to be used to service member or customer flights and our intent is either to sell and leaseback the aircraft or sell the aircraft to an aircraft management client, then we classify the purchase as an asset held for sale on the consolidated balance sheets, provided all of the six specified accounting criteria in ASC 360-10-45-9 are met. As of December 31, 2021 and 2020, respectively, aircraft purchases of $18.1 million and $0 were recorded as held for sale. Assets held for sale are reported at the lower of cost or fair value less costs to sell. The gain (loss) upon sale of such aircraft is recorded on a net basis as part of income (loss) from operations in the consolidated statements of operations. We recorded a gain on sale of $1.3 million, $0 and $0 for aircraft sale-leaseback transactions during the years ended December 31, 2021, 2020 and 2019, respectively.
If our intent is to sell to a third-party customer and we do not intend to use the aircraft to service member or customer flights prior to the sale then we classify the purchase as inventory on the consolidated balance sheets and the sale is recorded on a gross basis within other revenue and cost of revenue in the consolidated statements of operations. As of December 31, 2021 and 2020 there were no aircraft purchases recorded in inventory. In addition, there was no revenue recorded for aircraft sales during the years ended December 31, 2021, 2020 and 2019.
Aircraft Maintenance and Repair
Regular maintenance for owned and leased aircraft is expensed as incurred unless covered by a third-party, long-term flight hour service agreement. We have separate service agreements in place covering scheduled and unscheduled repairs of certain aircraft components, as well as the engines for certain owned and leased aircraft in our fleet. Certain of these agreements, whose original terms generally range from ten to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These power-by-the-hour agreements transfer certain risks, including cost risks, to the third-party service providers. They generally fix the amount we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance program, which are representative of the time and materials that would be consumed. These costs are expensed as the related flight hours or cycles are incurred.
Advertising Costs
We expense the cost of advertising and promoting our services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $12.3 million, $7.2 million and $5.0 million, for the years ended December 31, 2021, 2020 and 2019, respectively.
Equity-Based Compensation
Prior to the Business Combination, we issued equity-based compensation awards to employees and consultants, including stock options, profits interests and restricted interests, under the WUP stock option plan and WUP management incentive plan. In connection with the Business Combination, we adopted and issued Restricted stock units (“RSUs”) and stock options under the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan. Equity-based compensation awards are measured on the date of grant based on the estimated fair value of the respective award and the resulting compensation expense is recognized over the requisite service period of the respective award. We account for forfeitures of awards as they occur.
WUP restricted interests have a performance condition that provides for accelerated vesting upon the occurrence of a change in control or an initial public offering including consummation of a transaction with a special-purpose acquisition company. For performance-based awards such as WUP restricted interests, the grant date fair value of the award is expensed over the vesting period when the performance condition is considered probable of being achieved.
RSUs are measured based upon the fair value of a share of our Class A common stock on the date of grant. RSUs typically vest upon a service-based requirement, and we recognize compensation expense on a straight-line basis over the requisite service period.
Earnout Shares (as defined below) potentially issuable to holders of WUP profits interests and restricted interests as part of the Business Combination (see Note 3 and Note 14) are recorded as equity-based compensation. Earnout Shares contain market conditions for vesting. Compensation expense related to an award with a market condition is recognized on a tranche-by-tranche basis (accelerated attribution method) over the requisite service period and is not reversed if the market condition is not satisfied.
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
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to Wheels Up by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of shares of Class A common stock outstanding plus the effect of dilutive potential shares of Class A common stock outstanding during the period. During the periods when there is a net loss, potentially dilutive shares of Class A common stock are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.
Segment Reporting
We identify operating segments as components of Wheels Up for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the chief executive officer. We determined that Wheels Up operates in a single operating and reportable segment, private aviation services, as the chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, for purposes of making operating decisions, allocating resources, and assessing performance. Substantially all of our long-lived assets are located in the U.S. and revenue from private aviation services is substantially earned from flights throughout the U.S.
Correction of an Immaterial Error
During the fourth quarter of 2021, we identified an immaterial error related to the accounting for equity as part of the reverse recapitalization (see Note 3) that resulted in an understatement of our accumulated deficit and an overstatement of additional paid-in capital by $25.9 million as of January 1, 2019 and December 31, 2019 and $32.7 million as of December 31, 2020. The error had no impact on our total equity or our financial position, results of operations or cash flows.
We assessed the materiality of the error on our consolidated financial statements for prior periods and concluded that they were not material. We have corrected the error by adjusting the prior period consolidated financial statements.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance: Disclosures by Business Entities about Government Assistance (ASC 832). This standard requires certain disclosures about the significant terms and conditions of material government assistance agreements in order to provide more consistent information to financial statement users. This new standard is effective for annual reporting periods in fiscal years beginning after December 15, 2021. Early adoption is permitted. We determined that our material government assistance is the payroll support program agreement under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and we adopted the new standard in 2021. See Note 8, where we reflect the requirements of this new standard as it relates to our payroll support program disclosures.
Accounting Pronouncements Issued but Not Yet Effective
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805). This standard simplifies the measurement and recognition of contract assets and contract liabilities from contracts with customers acquired in a business combination. This guidance will generally result in the recognition of contract assets and contract liabilities consistent with those reported by the acquiree immediately before the acquisition date. This new standard is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating but do not believe the adoption of ASU 2021-08 will have a material impact on our consolidated financial statements.

3.BUSINESS COMBINATION
The Business Combination was accounted for as a reverse recapitalization, where Aspirational was treated as the acquired company for financial reporting purposes. This accounting treatment is the equivalent of Wheels Up issuing stock for the net assets of Aspirational, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Accordingly, WUP is deemed the accounting predecessor of the combined business, and Wheels Up, as the parent company of the combined business, is the successor Securities and Exchange Commission (“SEC”) registrant, meaning that all historical financial information presented in the consolidated financial statements prior to the closing of the Business Combination represents the accounts of WUP.
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
Upon closing of the Business Combination, Aspirational and Aspirational’s public shareholders held 6.0 million and 10.6 million shares, respectively, of Class A common stock.
All references to numbers of common shares and per common share data prior to the Business Combination in these consolidated financial statements and related notes have been retroactively adjusted to account for the effect of the reverse recapitalization. The reported share and per share amounts, have been converted by applying the exchange ratio established in the Merger Agreement of 0.4604, which was based on the Wheels Up implied price per share prior to the Business Combination (the “Exchange Ratio”). On the Closing Date, we received approximately $656.3 million in gross proceeds. In connection with the Business Combination, we incurred $70.4 million of transaction costs, consisting of advisory, legal, share registration and other professional fees, which are recorded within additional paid-in capital as a reduction of proceeds.
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
Earnout Shares
Further, as part of the Business Combination, existing holders of WUP equity, including holders of profits interests and restricted interests, but excluding holders of stock options, have the right to receive up to an aggregate of 9,000,000 additional shares of Class A common stock in three equal tranches, which are issuable upon the achievement of Class A common stock share price thresholds of $12.50, $15.00 and $17.50 for any 20 trading days within a period of 30 consecutive trading days within five years of the Closing Date, respectively (the “Earnout Shares”).
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

4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Aircraft	$482,848	$473,509
Software development costs	35,818	22,414
Leasehold improvements	12,584	9,560
Computer equipment	2,147	1,846
Buildings and improvements	1,424	1,424
Furniture and fixtures	1,960	1,321
Tooling	3,129	1,296
Vehicles	1,142	597
	541,052	511,967

Less: Accumulated depreciation and amortization	(223,216)	(188,877)
Total	$317,836	$323,090
Depreciation and amortization expense of property and equipment was $34.3 million, $40.8 million and $38.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Capitalized costs related to the internal development of software were $13.4 million, $8.4 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Amortization expense related to software development costs, included as part of depreciation and amortization expense of property and equipment, was $6.8 million, $4.8 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019 respectively.

5.     REVENUE
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Year Ended December 31,
	2021	2020	2019
Services transferred at a point in time:
Flights, net of discounts and fees	$873,724	$495,419	$334,263
Aircraft management	215,368	124,881	—
Other	20,910	9,392	4,781

Services transferred over time:
Memberships	69,592	54,622	45,868
Aircraft management	9,897	7,848	—
Other	4,768	2,819	—
Total	$1,194,259	$694,981	$384,912
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct service to the customer and is the basis of revenue recognition. To determine the proper revenue recognition method for contracts, we used judgment to evaluate whether two or more contracts should be combined and accounted for as a portfolio and whether the combined or single contract should be accounted for as more than one performance obligation. There are some contracts which have additional performance obligations that require reallocation of the transaction price. The amount of reallocations was not material for the years ended December 31, 2021, 2020 and 2019.
Transaction Price
The transaction prices for each of our primary revenue streams are as follows:
•Flights — The fixed quoted amount including any flight credits.
•Memberships — The initiation fee, less any flight credits, when signing up and annual dues for all years thereafter.
•Aircraft management — The fixed monthly fee to manage the aircraft over the contractual term plus the recovery of owner-incurred expenses and recharge costs that are based on the expenses we incur to operate and maintain the aircraft; and,
•Other (FBO and MRO) — Time and materials incurred for the work performed or services rendered.
If there is a group of performance obligations bundled in a contract, the transaction price is allocated based upon the relative standalone selling prices of the promised services underlying each performance obligation.
Payment Terms
Under standard payment terms, the member or customer agrees to pay the full stated price in the contract and financing of the transaction is not provided. Revenue in the consolidated statements of operations is presented net of discounts and incentives of $17.0 million, $9.5 million and $11.3 million, for the years ended December 31, 2021, 2020 and 2019, respectively. We generally do not issue refunds for flights unless there is a failure to meet a service obligation with respect to such flight. Refunded amounts for initiation fees and annual dues are granted to some customers that no longer wish to remain members following their first flight and were not material for the years ended December 31, 2021, 2020 and 2019.
Contract Balances
Receivables from member and customer contracts are included within accounts receivable, net on the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, gross receivables from members and customers were $71.8 million and $38.6 million, respectively. As of December 31, 2021 and December 31, 2020, undeposited funds, included within accounts receivable, net, were $13.5 million and $14.1 million, respectively. As of December 31, 2021 and December 31, 2020, the allowance for expected credit losses was $5.9 million and $2.3 million, respectively.
Contract liabilities represent obligations to transfer services to a member or customer for which we have already received consideration. Purchases of flights, Prepaid Blocks, jet card deposits, initiation fees including flight credits and annual dues payments are received up front in advance of performance under the contract and initially deferred as a liability. Prepaid flights, Prepaid Blocks and flight credits are recognized as revenue and the deferred revenue liability is reduced at the point in time a flight segment is taken. The initiation fee is recognized upon acquisition of the contract on a straight-line basis over the estimated customer relationship period, which approximates three years. The initial annual dues are recognized upon acquisition of the contract on a straight-line basis for a specified length of time, usually 12 months. Any subsequent recurring contract renewals are recognized on a straight-line basis over an estimated period of 12 months from the date the contract is renewed.
The balance classified as current deferred revenue includes prepaid flights and flight credits, annual dues and initiation fees. Prepaid flights and flight credits are redeemable for flights at any time. The balance classified as non-current deferred revenue includes the portion of initiation fees that are estimated to be satisfied in service periods beyond 12 months following the balance sheet date.
Deferred revenue consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Flights - Prepaid Blocks and jet cards	$876,750	$609,490
Memberships - annual dues	47,069	32,016
Memberships - initiation fees	4,072	3,870
Flights - credits	6,633	7,291
Other	960	411
Deferred revenue - total	935,484	653,078

Less: Deferred revenue - current	(933,527)	(651,096)
Deferred revenue - non-current	$1,957	$1,982
Changes in deferred revenue for the year ended December 31, 2021 were as follows (in thousands):

Deferred revenue - beginning balance	$653,078
Amounts deferred during the period	1,242,645
Revenue recognized from amounts included in the deferred revenue beginning balance	(457,202)
Revenue from current period sales	(503,037)
Deferred revenue - ending balance	$935,484
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2021 approximates $647.6 million, $144.0 million and $143.9 million for 2022, 2023 and 2024, respectively.

Costs to Obtain Contract
Commissions are granted to certain employees and consultants separately for the initial sales of memberships, additional subsequent contract renewals, flights or when a member purchases Prepaid Blocks on their account. Commissions are also granted for the execution of aircraft management agreements, additional subsequent contract renewals and performance over the contractual term. In addition, members are eligible to receive a credit if they refer a new customer who signs up for a membership in the Wheels Up program. The cost of commissions and referral fees are capitalized as an asset on the consolidated balance sheets as these are incremental amounts directly related to attaining a contract with a member. Capitalized costs related to sales commissions and referral fees were $13.2 million, $6.3 million and $9.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and December 31, 2020, capitalized sales commissions and referral fees of $8.6 million and $5.0 million, respectively, are in prepaid expenses and other current assets and $1.4 million and $0.8 million, respectively, are in other non-current assets on the consolidated balance sheets.
Amounts capitalized for certain costs incurred to obtain a contract are periodically reviewed for impairment and amortized on a straight-line basis concurrently over the same period of benefit in which the associated contract revenue is recognized. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the consolidated statements of operations was $9.1 million, $7.4 million and $7.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
6.    ACQUISITIONS
Mountain Aviation, LLC Acquisition
On January 5, 2021, we acquired all of the outstanding equity of Mountain Aviation, LLC (“Mountain Aviation”) for a total purchase price of $40.2 million, consisting of $30.2 million in WUP common interests and $10.0 million in cash. In addition, there is a potential incremental cash earn-out of up to $15.0 million based on achieving certain financial performance metrics related to certain special missions, which represents contingent consideration, and would be payable in the second quarter of 2023 to the extent achieved. The estimated fair value of the earn-out payment using a Monte Carlo simulation model as of the acquisition date was $0. As a result, we have not recorded a liability for the fair value of contingent consideration payable on the consolidated balance sheet as of December 31, 2021. The valuation of the earn-out is based on significant inputs that are not observable in the market; therefore, it is a Level 3 financial instrument. Mountain Aviation adds to our Super-Midsize jet fleet and operations, provides full-service in-house maintenance capabilities, expands our presence in the Western U.S. and enhances our on-demand transcontinental charter flight capabilities. Acquisition-related costs for Mountain Aviation of $2.0 million were included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2021. The acquisition of Mountain Aviation was determined to be a business combination.

As of the date of acquisition, the total preliminary purchase price allocated to the Mountain Aviation assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

Current assets	$32,667
Property and equipment	741
Intangible assets	5,040
Goodwill	37,238
Other assets	45,874
Total assets acquired	121,560
Total liabilities assumed	(81,388)
Net assets acquired	$40,172
Current assets of Mountain Aviation included $17.8 million of cash and $10.8 million of accounts receivable, including $1.5 million owed from Wheels Up that was eliminated in consolidation upon acquisition.
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
The amounts allocated to acquired intangible assets and their associated weighted-average amortization periods, were determined based on the period the assets are expected to contribute directly or indirectly to our cash flows, consists of the following:

	Amount (In thousands)	Weighted-Average Amortization Period (Years)
Customer relationships - non-defense	$3,400	7.0
Customer relationships - defense	1,200	4.0
Trade name	330	1.0
Non-competition agreement	110	1.0
Total acquired intangible assets	$5,040	5.8
The results of Mountain Aviation were included in the consolidated statement of operations from the date of acquisition. Revenue for Mountain Aviation was $100.9 million, net of intercompany eliminations, and income from operations was $18.0 million from the date of acquisition through December 31, 2021.
Gama Aviation LLC
On March 2, 2020, we acquired all the outstanding equity of Gama Aviation LLC (“Gama”) for a total purchase price of $73.9 million consisting of $5.1 million in WUP common interests, $41.3 million in cash and the issuance of promissory notes with an aggregate initial principal amount of $27.5 million payable to certain affiliated parties of Gama. Prior to the date of acquisition, Gama exclusively operated our Wheels Up branded aircraft as an independent third-party operator. We acquired Gama because it provides flight operations and aircraft management services, which includes the management of aircraft on behalf of third-party owners. In connection with the closing of the Gama acquisition, we issued a promissory note to an affiliate of Signature Aviation in the initial principal amount of $0.8 million in satisfaction of certain pre-existing obligations owed by Wheels Up to such entity. Acquisition-related costs for Gama of $2.4 million and $0.4 million were included in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively. The acquisition of Gama was determined to be a business combination.

As of the date of acquisition, the total purchase price allocated to the Gama assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

Current assets	$50,316
Property and equipment	696
Intangible assets	13,000
Goodwill	54,757
Other assets	5,866
Total assets acquired	124,635
Total liabilities assumed	(50,705)
Net assets acquired	$73,930
Current assets of Gama included $4.7 million of cash and $43.3 million of accounts receivable including $18.2 million owed from Wheels Up that was eliminated in consolidation upon acquisition.
Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. The allocated value of goodwill primarily relates to anticipated synergies from future growth using Gama’s aircraft under management and Gama’s existing business processes. The acquired goodwill is predominately deductible for tax purposes.
The amounts allocated to acquired intangible assets, and their associated weighted-average amortization periods, were determined based on the period the assets are expected to contribute directly or indirectly to our cash flows, consists of the following:

	Amount (In thousands)	Weighted-Average Amortization Period (Years)
Customer relationships	$10,000	10.0
Trade name	3,000	2.0
Total acquired intangible assets	$13,000	8.2
The results of Gama were included in the consolidated statement of operations from the date of acquisition. Revenue for Gama was $122.1 million, net of intercompany eliminations, and income from operations was $39.8 million from the date of acquisition through December 31, 2020. Included in income from operations was $36.1 million related to the CARES Act grant (defined in Note 8).
Delta Private Jets, LLC Acquisition
On January 17, 2020, we acquired all the outstanding equity of Delta Private Jets, LLC, a wholly-owned subsidiary, of Delta for a total purchase price of $427.0 million, which was paid in WUP Class E preferred interests. In connection with the acquisition, Delta Private Jets, LLC was renamed Wheels Up Private Jets LLC. We acquired WUPJ because it provides management of aircraft on behalf of third-party owners and provides full service and in-house maintenance capabilities. As part of the acquisition, we also executed an exclusive long-term commercial cooperation agreement with Delta. The CCA has an initial seven-year term and two subsequent renewal periods of three years. The Delta strategic relationship provides high value co-marketing products, features, and benefits to Wheels Up members and Delta customers. Acquisition-related costs for WUPJ of $2.8 million and $1.4 million were included in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively. The acquisition of WUPJ was determined to be a business combination.

As of the date of acquisition, the total purchase price allocated to the WUPJ assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

Current assets	$147,440
Property and equipment	6,729
Intangible assets	150,000
Goodwill	341,671
Other assets	17,608
Total assets acquired	663,448
Total liabilities assumed	(236,441)
Net assets acquired	$427,007
Current assets of WUPJ included $136.0 million of cash and $3.3 million of accounts receivable.
Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. The allocated value of goodwill primarily relates to anticipated benefits that will be generated from the launch of the Delta partnership, which will provide access to a large retail and corporate customer base of high-volume flyers. In addition, by combining the operations of WUPJ with our other acquisitions, we expect synergies and economies of scale that will result in reduced costs within the areas of aircraft management and maintenance. The acquired goodwill is not deductible for tax purposes.
The amounts allocated to acquired WUPJ intangible assets and liabilities, and their associated weighted-average amortization periods, were determined based on the period the assets and liabilities are expected to contribute directly or indirectly to our cash flows, consists of the following:

	Amount (In thousands)	Weighted-Average Amortization Period (Years)
Status	$80,000	10.0
Customer relationships	60,000	10.0
Trade name	10,000	10.0
Total acquired intangible assets	$150,000	10.0

Total acquired intangible liabilities	$20,000	10.0
The results of WUPJ were included in the consolidated statement of operations from the date of acquisition. Revenue for WUPJ was $136.4 million and loss from operations was $16.6 million from the date of acquisition through December 31, 2020. Included in loss from operations was income of $13.3 million related to the CARES Act grant.
Travel Management Company, LLC Acquisition
On May 31, 2019, we acquired all the outstanding equity of Travel Management Company, LLC (“TMC”) for a total purchase price of $29.8 million, which was paid in cash. We acquired TMC because it was the largest wholesale floating fleet operator of Light jets in North America. The Light jet is an aircraft that our customers demand and added to our overall product offering. Acquisition-related costs for TMC of $3.1 million were included in general and administrative expense in the consolidated statement of operations for the year ended December 31, 2019. The acquisition of TMC was determined to be a business combination.

As of the date of acquisition, the total purchase price allocated to the TMC assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

Current assets	$3,468
Property and equipment	27,198
Intangible assets	2,100
Goodwill	3,732
Other assets	3,774
Total assets acquired	40,272
Total liabilities assumed	(10,492)
Net assets acquired	$29,780
Current assets of TMC included $1.5 million of cash and $0.8 million of accounts receivable.
Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible and intangible assets. The allocated value of goodwill primarily relates to anticipated synergies from future growth using TMC’s aircraft, technology and existing processes. The acquired goodwill is deductible for tax purposes.
The amounts allocated to acquired TMC intangible assets, and their associated weighted-average amortization periods, were determined based on the period the assets are expected to contribute directly or indirectly to our cash flows, consists of the following:

	Amount (In thousands)	Weighted-Average Amortization Period (Years)
Non-competition agreement	$100	1.0
Trade name	900	5.0
Developed technology	500	5.0
Leasehold interest - favorable	600	27.0
Total acquired intangible assets	$2,100	11.1
The results of TMC were included in the consolidated statement of operations from the date of acquisition. Revenue for TMC was $30.4 million and loss from operations was $4.9 million from the date of acquisition through the year ended December 31, 2019.
Avianis Systems LLC Acquisition
On September 27, 2019, we entered into an asset purchase agreement to acquire substantially all of the assets and assume substantially all of the liabilities of Avianis Systems LLC (“Avianis”) for a total purchase price of $18.2 million, consisting of $3.8 million in WUP common interests and $14.4 million in cash. We acquired Avianis because it is a comprehensive cloud-based technology platform that allows for the management of aircraft operations and its software can also be used as a back-end flight aggregation tool for our Wheels Up mobile app as well as power third-party operators. The acquisition of Avianis did not meet the definition of a business combination and was accounted for as an asset acquisition. Acquisition-related costs for Avianis of $0.7 million were capitalized and included in the allocated purchase consideration.

As of the date of acquisition, the total purchase price allocated to the Avianis assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

Current assets	$99
Intangible assets	18,947
Total assets acquired	19,046
Total liabilities assumed	(802)
Net assets acquired	$18,244
Current assets of Avianis included $0 of cash and $13 thousand of accounts receivable.
The amounts allocated to acquired Avianis intangible assets and their associated weighted-average amortization period, were determined based on the period the assets are expected to contribute directly or indirectly to our future cash flows, consists of the following:

	Amount (In thousands)	Weighted-Average Amortization Period (Years)
Developed technology	$18,947	7.0
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary represents the consolidated results of operations as if the 2020 acquisitions of WUPJ and Gama had been completed as of January 1, 2019, and the 2021 acquisition of Mountain Aviation had been completed as of January 1, 2020. The unaudited pro forma financial results for 2021 reflect the results for the year ended December 31, 2021, as well as the effects of pro forma adjustments for the transaction in 2021. The unaudited pro forma financial results for 2020 reflect the results for the year ended December 31, 2020, as well as the effects of pro forma adjustments for the stated transaction in both 2021 and 2020. The unaudited pro forma financial information includes the accounting effects of the acquisitions, including adjustments to the amortization of intangible assets and professional fees associated with the transactions. The pro forma results were based on estimates and assumptions, which we believe are reasonable. The unaudited pro forma summary does not necessarily reflect the actual results that would have been achieved had the companies been combined during the periods presented, nor is it necessarily indicative of future consolidated results (in thousands, except per share data).

	Year Ended December 31,
	2021	2020	2019
Net revenue	$1,196,373	$865,530	$825,749
Net loss	$(198,180)	$(96,679)	$(103,346)
Net loss attributable to Wheels Up Experience Inc.	$(191,343)	$(89,022)	$(93,094)
Net loss per share	$(0.93)	$(0.55)	$(0.90)

7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill for the years ended December 31, 2021 and 2020, respectively, was as follows (in thousands):

Balance as of January 1, 2020	$3,732
Acquisition of WUPJ	341,671
Acquisition of Gama	54,757
Balance as of December 31, 2020	400,160
Acquisition of Mountain Aviation	37,238
Balance as of December 31, 2021	$437,398
Goodwill Impairment
On October 1, 2019, we performed a qualitative annual assessment of goodwill, and determined that there were no indicators of impairment. Our qualitative assessment included analyses and weighting of all relevant factors that impact the fair value of our goodwill.
During 2020, due to the initial negative effect of COVID-19 on overall travel demand and our business, as well as the uncertainty in anticipated versus actual rates of recovery, in addition to our annual goodwill impairment assessment on October 1st, we deemed it necessary to perform an interim quantitative impairment assessment of goodwill on April 30, 2020, using the estimated future discounted cash flows of our reporting unit, which did not result in impairment to goodwill. We performed a qualitative annual assessment on October 1, 2020, as the estimated fair value of our reporting unit significantly exceeded the carrying value on April 30, 2020. Our qualitative assessment did not result in an indication that the fair value of our reporting unit was less than the carrying value.
We performed a quantitative annual assessment on October 1, 2021. Our quantitative assessment, using a discounted cash flow approach did not result in an indication that the fair value of our reporting unit was less than the carrying value. During the fourth quarter of 2021, we determined that because of a sustained decrease in our share price from the Closing Date, combined with a decline in our margins, there was an indication a triggering event occurred. As such, we deemed it necessary to perform an interim quantitative impairment assessment of goodwill on December 15, 2021, using a discounted cash flow approach, which did not result in impairment to goodwill.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$15,644	$64,356
Customer relationships	74,600	14,443	60,157
Non-competition agreement	210	209	1
Trade name	14,230	5,493	8,737
Developed technology	19,545	6,380	13,165
Leasehold interest - favorable	600	57	543
Total	$189,185	$42,226	$146,959

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$7,645	$72,355
Customer relationships	70,000	6,609	63,391
Non-competition agreement	100	100	—
Trade name	13,900	2,487	11,413
Developed technology	19,545	3,559	15,986
Leasehold interest - favorable	600	35	565
Total	$184,145	$20,435	$163,710
Amortization expense of intangible assets was $21.8 million, $19.5 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Intangible Liabilities
The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$3,917	$16,083

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$1,917	$18,083
Amortization of intangible liabilities, which reduces amortization expense was $2.0 million, $1.9 million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.
Future amortization expense of intangible assets and intangible liabilities held as of December 31, 2021 are as follows (in thousands):

Year ending December 31,	Intangible Assets	Intangible Liabilities
2022	$20,123	$2,000
2023	19,864	2,000
2024	19,701	2,000
2025	19,288	2,000
2026	18,604	2,000
Thereafter	49,379	6,083
Total	$146,959	$16,083

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash Equivalents
Cash and cash equivalents consist of the following (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$376,492	$—	$—	$376,492	$376,492
Money market funds	408,082	—	—	408,082	408,082
Total	$784,574	$—	$—	$784,574	$784,574

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$209,327	$—	$—	$209,327	$209,327
Money market funds	103,472	—	—	103,472	103,472
Total	$312,799	$—	$—	$312,799	$312,799
Interest income from cash equivalents of $53 thousand, $0.6 million and $0.6 million was recorded in interest income in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.
Restricted Cash
As of December 31, 2021, restricted cash on the consolidated balance sheet represents amounts held by financial institutions to establish a standby letter of credit required by the lessor of certain corporate office space. The standby letter of credit expires at the end of the lease on December 31, 2033. As of December 31, 2020, restricted cash also included $10.0 million related to amounts held by third-party lenders to collateralize our November 2013 secured credit facility, as amended in August 2014 (See Note 10), which secured credit facility was paid off in 2021.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows is shown below (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$784,574	$312,799
Restricted cash	2,148	12,077
Total	$786,722	$324,876
Air Carrier Payroll Support Program
On March 27, 2020, the CARES Act was signed into law. The CARES Act provides aid in the form of loans, grants, tax credits and other forms of government assistance. Specifically, the CARES Act provided the airline industry with up to $25.0 billion in grants with assurances the support was to be used exclusively for employee salaries, wages, and benefits.
During 2020, Wheels Up applied for government assistance under the Payroll Support Program from the U.S. Department of the Treasury (the “Treasury”) as directed by the CARES Act. We were awarded a total grant of $76.4 million to support ongoing operations through payroll funding, which was all received by October 2020. We utilized all of the proceeds to offset payroll expenses incurred for the year ended December 31, 2020.

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
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of December 31, 2020, the total amount of deferred payments outstanding was $6.8 million. The amount paid as of December 31, 2021 is $3.8 million and the amount due December 31, 2022 of $3.0 million was recorded in other current liabilities on the consolidated balance sheet.

9.    FAIR VALUE MEASUREMENTS
Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consist of the following (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$408,082	$—	$—	$408,082

Liabilities:
Warrant liability - Public Warrants	6,553	—	—	6,553
Warrant liability - Private Warrants	—	3,715	—	3,715
Total liabilities	$6,553	$3,715	$—	$10,268

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$103,472	$—	$—	$103,472
The carrying amount of money market funds approximates fair value and is classified within Level 1 because we determined the fair value through quoted market prices.
The Warrants were accounted for as a liability in accordance with ASC 815-40 (see Note 19). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the consolidated statements of operations.
As of the Closing Date and December 31, 2021, we valued the Warrants by applying the valuation technique of a Monte Carlo simulation model to reflect the redemption conditions. We used Level 1 inputs for the Public Warrants and Level 2 inputs for the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2020	$—	$—	$—
Assumption of Warrants in Business Combination	17,981	10,238	28,219
Change in fair value of Warrant liability	(11,428)	(6,523)	(17,951)
Fair value as of December 31, 2021	$6,553	$3,715	$10,268

10.    LONG-TERM DEBT
On July 21, 2021, in connection with proceeds received from the Business Combination, we repaid substantially all of the outstanding principal of our long-term debt, together with all accrued and unpaid interest in the amount of $175.5 million.
1st Credit Facility
In November 2013, we entered into a secured credit facility (the “1st Facility”) that provided up to $100.0 million of financing from various lenders to acquire up to 22 King Air 350i aircraft under an Aircraft Purchase Agreement.
The 1st Facility initially had an A-1 class (the “A-1”) consisting of $60.0 million of borrowing capacity and an A-2 class (the “A-2”) consisting of $40.0 million of borrowing capacity, which were borrowed ratably as aircraft were purchased.
Amended 1st Credit Facility
In August 2014, we increased the available capacity under the 1st Facility to a total of $175.4 million by entering into an amended and restated secured credit agreement (the “Amended 1st Facility”). The Amended 1st Facility (i) afforded the ability to finance the acquisition of an additional 13 aircraft, and (ii) increased the amount available to be borrowed against each aircraft through a second lien applied on a retroactive basis against already purchased aircraft and on a prospective basis as each additional aircraft was purchased.
In addition to the A-1 and the A-2, the Amended 1st Facility added an A-3 class (the “A-3”) in an amount up to $57.9 million. The second lien referenced above, the B class (the “B”), was also added to allow us to borrow an additional $0.5 million per aircraft for a total of $17.5 million against the 35 total aircraft in the Amended 1st Facility.
The Amended 1st Facility contained customary restrictive covenants for facilities and transactions of this type, including, among others, certain limitations on: incurrence of additional debt and guarantees of indebtedness; creation of liens; mergers, consolidations or sales of substantially all of our assets; sales or other dispositions of assets other than in the normal course of business; distributions or dividends and repurchases of common stock; restricted payments, including without limitation, certain restricted investments; engaging in transactions with affiliates; and, sale and leaseback transactions. The credit facilities also contained certain financial covenants that if not met would be considered an event of default that could result in acceleration of the obligations under the agreement. For all periods presented, we were in compliance with all covenants.
In April 2016, we obtained a waiver of the debt incurrence test under the Amended 1st Facility to incur additional indebtedness to finance additional King Air 350i aircraft under a 2nd Facility (as defined below). As part of obtaining this waiver, (i) we paid a fee to the consenting lenders of $0.4 million representing 0.25% of the outstanding principal amount of the consenting lenders’ loans as of April 1, 2016; and (ii) were required to deposit $10.0 million in cash in a restricted pledged securities collateral account. This account became unrestricted upon us repaying the outstanding principal on the Amended 1st Facility.

In June 2017, we obtained another waiver of the debt incurrence test under the Amended 1st Facility to (a) incur additional indebtedness to finance additional King Air 350i aircraft under a 3rd Facility (as defined below); and (b) refinance or prepay the B in the future, which was refinanced in December 2017, as described below. As part of obtaining this particular waiver, (i) we paid a fee to the consenting lenders of $0.3 million representing 0.25% of the outstanding principal amount of such lenders’ loans as of June 29, 2017; and (ii) Wheels Up Partners Holdings LLC was required to contribute $70.0 million in cash to Wheels Up Partners LLC to incur the new indebtedness.
In December 2017, we amended the Amended 1st Facility to refinance the B and borrow an additional $6.4 million in B loans for a total of $20.0 million in B loans against the 35 aircraft financed by the Amended 1st Facility. The rationale was to move from a variable interest rate, which started at 12.75% plus LIBOR in 2014 stepping up by 1% per annum to a maximum of 18.00%, to a 12.00% fixed rate and upsize the debt to $20.0 million for additional liquidity of $6.4 million. As a result of a change in lenders, the refinancing was considered a debt extinguishment. There were no unamortized fees associated with the B and $0.5 million of fees related to the refinancing were capitalized and amortized over the term of the loan.
In September 2020, we made a $20.5 million prepayment of the principal outstanding on the Amended 1st Facility, which released 11 purchased aircraft from the Amended 1st Facility.
The remaining 24 aircraft purchased with financing from the Amended 1st Facility served as collateral for the Amended 1st Facility.
2nd Credit Facility
In May 2016, we formed WU Leasing I LLC (“WUL I”), a wholly-owned subsidiary, to enter into a second secured credit facility (the “2nd Facility”) with various lenders, which provided up to $120.8 million to finance up to 23 King Air 350i aircraft (consisting of up to 18 aircraft delivered under the Second Firm Order and five aircraft delivered under the Additional Firm Order).
The 2nd Facility had an A class (the “2nd Facility A”) of lenders, which committed to lend $86.3 million, and a B class (the “2nd Facility B”) of lenders, which committed to lend $34.5 million.
The 2nd Facility was structured as a bankruptcy-remote financing structure, which is a common financing structure designed to offer lenders added protection by using a special purpose entity to hold assets financed by a loan. A special purpose entity is a subsidiary company with an asset and liability structure that makes its obligations secure even if the parent company experiences a bankruptcy event. As part of the bankruptcy-remote financing structure, the aircraft assets were required to be held in an owner trust. In our structure, WUL I was the special purpose entity, and it held the aircraft assets through an owner trust (the “WUL I Trust”), which was established by WUL I pursuant to a trust agreement (the “2nd Facility Trust Agreement”) dated May 27, 2016, between WUL I, as trustor, and Bank of Utah, as owner trustee. The WUL I Trust was the owner of the aircraft financed by the 2nd Facility and WUL I was the sole owner of the beneficial interest in the WUL I Trust. So long as no event of default occurred, WUL I had access to the 2nd Facility aircraft through the 2nd Facility Trust Agreement. Once all payments were made under the 2nd Facility, WUL I could direct the owner trustee to distribute the aircraft assets to another entity.
In June 2017, we obtained a waiver of the debt incurrence test under the 2nd Facility in order to (a) incur an additional indebtedness to finance additional King Air 350i aircraft under a 3rd Facility; and (b) refinance or prepay the B in the future. As part of obtaining this waiver, (i) we paid a fee to the certain consenting lenders of $0.2 million representing 0.25% of the outstanding principal amount of such lenders’ loans as of June 29, 2017; and certain other consenting lenders of $0.3 million representing 0.75% of the outstanding principal amount of such lenders’ loans as of June 29, 2017; and (ii) Wheels Up Partners Holdings LLC was required to contribute $70.0 million in cash to Wheels Up Partners LLC in order to incur the new indebtedness.
All 23 aircraft purchased with financing from the 2nd Facility served as collateral for the 2nd Facility.

3rd Credit Facility
In June 2017, we formed WU Leasing II LLC (“WUL II”), a wholly-owned subsidiary, to enter into a third secured credit facility (the “3rd Facility”) with various lenders, which provided up to $89.3 million to finance up to 17 King Air 350i aircraft. The 3rd Facility only had a Class A (the “3rd Facility A”) of lenders, which committed to lend up to $89.3.
The 3rd Facility was also structured as a bankruptcy-remote financing structure identical to the 2nd Facility structure. In this 3rd Facility structure, the aircraft assets were held in an owner trust (the “WUL II Trust”) established by WUL II pursuant to a trust agreement (the “3rd Facility Trust Agreement”) dated June 30, 2017, between WUL II, as trustor, and Bank of Utah, as owner trustee. The WUL II Trust was the owner of the aircraft financed by the 3rd Facility and WUL II was the sole owner of the beneficial interest in the WUL II Trust. So long as no event of default occurred, WUL II had access to the 3rd Facility aircraft through the 3rd Facility Trust Agreement. Once all payments were made under the 3rd Facility, WUL II could direct the owner trustee to distribute the aircraft assets to another entity.
All 14 aircraft purchased with financing from the 3rd Facility served as collateral for the 3rd Facility.
Principal and Interest Obligations
The Amended 1st Facility, 2nd Facility and 3rd Facility required principal and interest payments on a quarterly basis based on a fixed amortization schedule per aircraft over 28 quarters from each aircraft’s acquisition date, with a balloon payment due in the 28th quarter. The Amended 1st Facility, 2nd Facility and 3rd Facility also required additional principal payments of $300 dollars per hour if an aircraft flew over a level of 1,200 hours per year on an annual cumulative basis. No aircraft flew over a level of 1,200 hours per year on an annual cumulative basis and we did not make any additional principal payments as a result.
Interest payments for all classes of the Amended 1st Facility (A-1, A-2, A-3 and B) were due on the fifteenth day of each calendar quarter, based on a stated rate (the “Spread”) in excess of LIBOR, with a LIBOR floor of 1.00%, except in the case of the B, which following the December 2017 refinancing, had a fixed rate of 12.00%. The Spreads on the A-1, the A-2 and the A-3 were 8.55%.
Interest payments for all classes of the 2nd Facility (2nd Facility A and 2nd Facility B) were due on the first day of each of the months of March, June, September and December, based on the Spread plus LIBOR, with a LIBOR floor of 1.00%. The Spreads for the 2nd Facility A and 2nd Facility B were 6.50% and 8.50%, respectively.
Interest payments for all classes of the 3rd Facility (3rd Facility A) were due on the first day of each of the months of March, June, September and December and based on LIBOR plus 7.10%.
Debt Discounts
On the date each additional aircraft was purchased, we were required to pay as a discount (i) 1.00% of the A-2, the A-3 and the B loans outstanding to the respective lenders for the Amended 1st Facility, (ii) pay 1.00% of the A loans to the respective lenders for the 2nd Facility and (iii) pay 1.00% of the A loans to the respective lenders for the 3rd Facility.

Debt discounts consist of the following (in thousands):

	December 31,
	2021	2020
Amended 1st Credit Facility:
Debt discount	$—	$1,154
Less: Accumulated amortization	—	(1,091)
	—	63
2nd Credit Facility:
Debt discount	—	862
Less: Accumulated amortization	—	(629)
	—	233
3rd Credit Facility:
Debt discount	—	735
Less: Accumulated amortization	—	(416)
	—	319
Total	$—	$615
Deferred Financing Costs
Deferred financing costs consist of the following (in thousands):

	December 31,
	2021	2020
Amended 1st Credit Facility:
Deferred financing costs	$—	$4,540
Less: Accumulated amortization	—	(4,403)
	—	137
2nd Credit Facility:
Deferred financing costs	—	3,845
Less: Accumulated amortization	—	(2,770)
	—	1,075
3rd Credit Facility:
Deferred financing costs	—	2,622
Less: Accumulated amortization	—	(1,457)
	—	1,165
Total	$—	$2,377
Debt discounts and deferred financing costs are recorded as a direct deduction from the carrying value of the debt. We record the amortization of debt discounts and deferred financing costs as a component of interest expense in the consolidated statements of operations over the life of each respective borrowed amount, using the effective interest method.
Amortization expense for debt discounts and deferred financing costs of $0.6 million, $1.6 million and $1.9 million were recorded in interest expense in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 respectively. As a result of the early payoff of our long-term debt, we recorded a $2.4 million loss on extinguishment of debt for the year ended December 31, 2021, related to the write off of unamortized debt discounts and deferred financing costs.

The principal balances of all outstanding debt, unamortized debt discounts and unamortized deferred financing costs are as follows (in thousands):

			December 31,
	Maturity Dates	Interest Rate Per Annum	2021	2020
Amended 1st Credit Facility:
A-1	2020 to 2021	10.92%	$—	$11,811
A-2	2020 to 2021	10.92%	—	7,874
A-3	2021 to 2022	10.92%	—	28,104
B	2023 to 2024	12.00%	—	8,119

2nd Credit Facility:
A	2023 to 2024	8.15%	—	55,450
B	2023 to 2024	11.40%	—	24,510

3rd Credit Facility:		9.54%
A	2024 to 2025	9.54%	—	53,334

Promissory Notes			—	24,879

CARES Act Paycheck Protection Program Loan			—	—
			—	214,081
Less: Unamortized debt discount			—	(615)
Less: Unamortized deferred financing costs			—	(2,377)
			—	211,089
Less: Current maturities of long-term debt			—	(62,678)
Total			$—	$148,411
Promissory Notes
In March 2020, as part of the acquisition of Gama (see Note 6), we executed a promissory note to Gama Group Inc. and two promissory notes to Signature Flight Support, LLC (the “Notes”). The maturity dates of the Notes were March 2, 2024. The interest rates on the Notes were 4.26% per annum through March 2, 2022, 7.50% per annum through March 2, 2023 and 8.50% per annum through March 2, 2024, which was payable quarterly. In addition, we were required to make a mandatory prepayment on the Notes following the consummation of a capital raise. The prepayment amount is equal to the outstanding principal, together with all accrued and unpaid interest. As of December 31, 2020, the total amount outstanding on the Notes were $24.6 million, of which $7.3 million and $17.3 million were recorded in current maturities of long-term debt and long-term debt, respectively, on the consolidated balance sheet. Interest accrued and paid on the Notes of $0.5 million and $0.6 million were recorded in interest expense in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.
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

11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to various legal actions arising in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we currently believe to be immaterial, does not become material in the future.
Agreements with Operators
We lease certain of our owned and leased aircraft to Gama, a Federal Aviation Administration licensed and DOT registered air carrier, to operate our aircraft. Gama was a third-party independent operator through March 2, 2020, which is the date we executed a purchase agreement to acquire the business. The total amount of fees, net of lease payments from Gama, was $25.7 million and $160.1 million for the years ended December 31, 2020 and 2019, respectively, and are included in cost of revenue in the consolidated statements of operations.
Brand Ambassador Program
From time to time, we enter into various barter arrangements with third-parties in which there is an agreement to provide a specified amount of flight time, valued in either hours or dollars, in exchange for media advertising, marketing credits or other activities that promote brand awareness. We record these nonmonetary transactions at the estimated fair value of the flights provided using the stand-alone selling price.
As third-parties utilize flight time that we provide in barter arrangements, we recognize revenue in the period in which the flight services are provided. As we use the advertising or marketing credits in the arrangements, an expense is recognized in the period in which the credits are consumed. The difference between flight services to be provided and advertising or marketing credits to be consumed is recognized, on an agreement-by-agreement basis, as an asset or liability, as appropriate. If we consume the credits, prior to delivering the flight services to the member, a liability and an expense is recorded; and if we deliver the flight services to the member prior to receiving the credits, an asset and revenue is recorded. We assess the recoverability of barter credits periodically. Factors considered in evaluating the recoverability include management’s plans with respect to how the advertising or other marketing credits can be used. Any impairment losses are recorded in the consolidated statements of operations during the period in which it is determined. There were no impairments of barter credits identified for the years ended December 31, 2021, 2020 and 2019.
Revenue recognized as a result of nonmonetary transactions was $3.7 million, $2.9 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, while expenses included in sales and marketing in the consolidated statement of operations as a result of the same barter arrangements were $3.5 million, $2.8 million and $2.9 million, for the years ended December 31, 2021, 2020 and 2019 respectively. The balances for flight revenue and advertising or other marketing credits that have yet to be consumed are included in accrued expenses and prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, the accrued expenses associated with these barter transactions was $3.2 million and $3.5 million, respectively, and the prepaid expenses and other current assets was $0.

Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees, and surcharges relating to our activity. As of December 31, 2021 and December 31, 2020, respectively, we estimate the potential exposure to such tax liability to be $8.5 million and $6.6 million, the expense for which is included in accrued expenses on the consolidated balance sheets and cost of revenue in the consolidated statements of operations.

12.    LEASES
Leases primarily pertain to certain controlled aircraft, corporate headquarters and operational facilities, including aircraft hangars, which are all accounted for as operating leases. We sublease the corporate headquarters and aircraft hangar at CVG from Delta. Certain of these operating leases have renewal options to further extend for additional time periods at our discretion.
Our leases do not contain residual value guarantees, covenants or other associated restrictions. We have certain variable lease agreements with aircraft owners that contain payment terms based on an hourly lease rate multiplied by the number of flight hours during a month. Variable lease payments are not included in the right-of-use asset and lease liability balances but rather are expensed as incurred. Variable lease payments were $16.7 million, $9.5 million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.
The components of net lease cost are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease costs	$36,079	$19,810	$8,078
Short-term lease costs	25,334	17,217	1,853
Less: Sublease income	—	—	(375)
Total lease costs	$61,413	$37,027	$9,556
Costs related to leased aircraft and operational facilities were $54.7 million, $24.1 million and $7.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in cost of revenue in the consolidated statements of operations. Costs related to leased corporate headquarters and other office space including expenses for non-lease components were $6.7 million, $6.5 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in general and administrative expense in the consolidated statements of operations.
Supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$38,080	$19,889	$9,734
Right-of-use assets obtained in exchange for operating lease obligations	$69,808	$68,152	$126

Supplemental balance sheet information related to leases are as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	6.4	7.5
Weighted-average discount rate:
Operating leases	9.5%	9.5%
Maturities of lease liabilities, as of December 31, 2021, are as follows (in thousands):

Year ending December 31,	Operating Leases
2022	$37,410
2023	32,058
2024	20,379
2025	14,995
2026	9,533
Thereafter	42,187
Total lease payments	156,562
Less: Imputed interest	(41,484)
Total lease obligations	$115,078
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

14.    EQUITY-BASED COMPENSATION
Currently, we have the following nine equity-based compensation plans that were approved by the board of directors of WUP prior to the Business Combination, Wheels Up Partners Holdings LLC Equity Incentive Plan (“'MIP Plan”), Wheels Up Partners Holdings LLC Equity Incentive Plan II (“MIP Plan II”); Wheels Up Partners Holdings LLC Equity Incentive Plan III (“MIP Plan III”); Wheels Up Partners Holdings LLC Equity Incentive Plan IV (“MIP Plan IV”); and Wheels Up Partners Holdings LLC Equity Incentive Plan V (“MIP Plan V”); Wheels Up Partners Holdings LLC Equity Incentive Plan VI (“MIP Plan VI”); Wheels Up Partners Holdings LLC Equity Incentive Plan VII (“MIP Plan VII”) and Wheels Up Partners Holdings LLC Equity Incentive Plan VIII (“MIP Plan VIII”); which collectively constitute the management incentive plan and the Wheels Up Partners Holdings LLC Option Plan, which is the WUP stock option plan. Immediately following the closing of the Business Combination, no further grants could be made under the WUP management incentive plan or the WUP stock option plan.
In connection with the Business Combination, the board of directors (the “Board”) and stockholders of Wheels Up adopted the 2021 LTIP, for employees, consultants and other qualified persons. The 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, RSUs, rights, dividend equivalents, other stock-based awards, performance awards, cash awards or any combination of the foregoing.

As of the Closing Date, in connection with the Business Combination, the Board granted accelerated vesting of approximately 18 months on all outstanding equity-based compensation awards granted under the WUP management incentive plan or WUP stock option plan. This modification to our awards resulted in the acceleration of all remaining compensation cost due to a shorter requisite service period as compared to the original award. There was no change to the fair value or incremental compensation cost incurred.
WUP Management Incentive Plan
In March 2014, the WUP management incentive plan was established, which provided for the issuance of WUP profits interests, restricted or unrestricted, to employees, consultants and other qualified persons.
WUP Profits Interests
As of December 31, 2021, an aggregate of 31.3 million profits interests have been authorized and issued under the WUP management incentive plan.
The following table summarizes the profits interests activity under the WUP management incentive plan as of December 31, 2021:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding WUP profits interests as of January 1, 2021	29,111	$0.42
Granted	—	—
Exchanged	(292)	0.74
Expired/forfeited	—	—
Outstanding WUP profits interests as of December 31, 2021	28,819	$0.42
The weighted-average remaining contractual term as of December 31, 2021 for WUP profits interests outstanding was approximately 9.5 years.
The following table summarizes the status of non-vested WUP profits interests as of December 31, 2021:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested WUP profits interests as of January 1, 2021	12,619	$0.29
Granted	—	—
Vested	(7,886)	0.25
Forfeited	—	—
Non-vested WUP profits interests as of December 31, 2021	4,733	$0.35
The total unrecognized compensation cost related to non-vested WUP profits interests was $1.4 million as of December 31, 2021 and is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of vested WUP profits interests amounted to $2.0 million for the year ended December 31, 2021.
WUP Restricted Interests
As of December 31, 2021, under MIP Plan VII, 4.7 million WUP restricted interests have been authorized and issued to certain Wheels Up employees.

The following table summarizes the restricted interests activity under the WUP management incentive plan as of December 31, 2021:

	Number of WUP Restricted Interests	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested and outstanding WUP restricted interests as of January 1, 2021	4,662	$3.98
Granted	—	—
Vested	—	—
Expired/forfeited	—	—
Non-vested and outstanding WUP restricted interests as of December 31, 2021	4,662	$3.98
The weighted-average remaining contractual term as of December 31, 2021 for WUP restricted interests outstanding was approximately 8.0 years.
The total unrecognized compensation cost related to non-vested WUP restricted interests was $4.3 million as of December 31, 2021 and is expected to be recognized over a weighted-average period of 0.7 years. WUP restricted interests are time and performance-based awards that vest with a change in control or initial public offering. As a result, we started recording compensation cost for WUP restricted interests on the Closing Date.
The WUP restricted interests granted vest when both of the following conditions exist: (i) ratably over a four-year service period and (ii) upon the first to occur of (A) a change of control and (B) the later to occur of (1) six months after an initial public offering and (2) 30 days after the expiration of any applicable lock-up period in connection with an initial public offering. The WUP restricted interests lock-up period expired on February 8, 2022. As of this date, the holders of WUP restricted interests met the vesting conditions for the portion of their awards that did not require further service.
WUP Stock Option Plan
In December 2016, the WUP stock option plan was established, which provided for the issuance of stock options to purchase WUP common interests at an exercise price based on the fair market value of the interests on the date of grant. Generally, WUP stock options granted vest over a four-year service period and expire on the tenth anniversary of the grant date. As of December 31, 2021, the number of WUP stock options authorized and issued in aggregate under the WUP stock option plan was 17.5 million.
The following table summarizes the activity under the WUP stock option plan as of December 31, 2021:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding WUP stock options as of January 1, 2021	16,284	$7.51	$1.17
Granted	—	—	—
Exercised	(352)	7.14	0.72
Forfeited	(60)	7.20	0.68
Expired	(159)	7.16	0.70
Outstanding WUP stock options as of December 31, 2021	15,713	$7.52	$1.19
Exercisable WUP stock options as of December 31, 2021	11,742	$7.40	$1.04
The aggregate intrinsic value as of December 31, 2021 for WUP stock options that were outstanding and exercisable was $0.

The weighted-average remaining contractual term as of December 31, 2021 for WUP stock options that were outstanding and exercisable was approximately 7.8 years and 7.6 years, respectively.
The following table summarizes the status of non-vested WUP stock options as of December 31, 2021:

	Number of WUP Stock Options	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested WUP stock options as of January 1, 2021	10,987	$1.41
Granted	—	—
Vested	(6,940)	1.29
Expired	(23)	1.16
Forfeited	(53)	0.69
Non-vested WUP stock options as of December 31, 2021	3,971	$1.63
The total unrecognized compensation cost related to non-vested WUP stock options was $6.3 million as of December 31, 2021 and is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of WUP stock options vested approximated $8.9 million for the year ended December 31, 2021.
The WUP profits interests, WUP restricted interests, WUP stock options and Wheels Up stock options valuations were determined using Level 3 inputs. The expected seven-year term was estimated using the midpoint of the four-year service period and the ten-year contractual term of the awards. Expected volatility was estimated based on the historical volatilities of publicly traded companies within the airline industry and certain comparable travel technology companies. We used the published yields for zero-coupon Treasury notes to determine the risk-free interest rate. The expected dividend yield is zero as we have never paid and do not currently anticipate paying any cash dividends.
2021 LTIP
As of December 31, 2021, an aggregate of 27.3 million shares were authorized for issuance under the 2021 LTIP.
RSUs
Wheels Up RSUs granted under the 2021 LTIP vest quarterly or annually over a one to three-year service period. The following tables summarize the activity under the 2021 LTIP related to RSUs as of December 31, 2021:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested and outstanding RSUs as of January 1, 2021	—	$—
Granted	8,493	7.32
Vested	(77)	7.48
Forfeited	(5)	7.44
Non-vested and outstanding RSUs as of December 31, 2021	8,411	$7.32
The total unrecognized compensation cost related to non-vested RSUs was $54.9 million as of December 31, 2021 and is expected to be recognized over a weighted-average period of 2.3 years.

Wheels Up Stock Options
Wheels Up stock options granted under the 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the 2021 LTIP related to Wheels Up stock options as of December 31, 2021:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding Wheels Up stock options as of January 1, 2021	—	$—	$—
Granted	921	10.00	4.75
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of December 31, 2021	921	$10.00	$4.75
Exercisable Wheels Up stock options as of December 31, 2021	153	$10.00	$4.75
The aggregate intrinsic value as of December 31, 2021 for Wheels Up stock options that were outstanding and exercisable was $0.
The weighted-average remaining contractual term as of December 31, 2021 for Wheels Up stock options that were outstanding and exercisable was approximately 9.5 years and 9.5 years, respectively.
The following table summarizes the status of non-vested Wheels Up stock options as of December 31, 2021:

	Number of Wheels Up Stock Options	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested Wheels Up stock options as of January 1, 2021	—	$—
Granted	921	4.75
Vested	(153)	4.75
Expired	—	—
Forfeited	—	—
Non-vested Wheels Up stock options as of December 31, 2021	768	$4.75
The total unrecognized compensation cost related to non-vested Wheels Up stock options was $3.8 million as of December 31, 2021 and is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of Wheels Up stock options vested approximated $0.7 million for the year ended December 31, 2021.
Fair Value Estimates
We estimated fair value to measure compensation cost of the WUP profits interests, WUP restricted interests, WUP stock options and Wheels Up stock options on the date of grant using techniques that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, management considered, among other factors, the nature of the instrument, the market risks that it embodies, and the expected means of settlement. We generally used the Black Scholes option-pricing model, that embodies all of the requisite assumptions, including expected trading volatility, expected term, risk-free interest rate and expected dividend yield, necessary to fair value an award.
Estimating fair values of the WUP profits interests, WUP restricted interests, WUP stock options and Wheels Up stock options requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external factors. In addition, option-pricing models are highly volatile and sensitive to changes.
The following table summarizes the significant assumptions used in the Black Scholes option-pricing model to estimate the fair value on the date of grant:

	2021	2020	2019
Expected term (in years)	7	7	7
Expected volatility	46%	44% - 47%	32%- 35%
Weighted-average volatility	46%	46%	35%
Risk-free rate	1.2%	0.4% - 0.7%	1.4% - 2.8%
Expected dividend rate	0%	0%	0%
Equity-Based Compensation Expense
Compensation expense for profits interests recognized in the consolidated statements of operations was $1.7 million, $1.1 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Compensation expense for restricted interests recognized in the consolidated statements of operations was $14.2 million, $0 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.
Compensation expense for WUP stock options and Wheels Up stock options recognized in the consolidated statements of operations was $8.5 million, $2.2 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Compensation expense for RSUs recognized in the consolidated statements of operations was $7.3 million, $0 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table summarizes equity-based compensation expense recognized by consolidated statement of operations line item (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$4,541	$293	$455
Technology and development	1,340	445	449
Sales and marketing	5,185	1,055	723
General and administrative	38,607	1,549	255
Total equity-based compensation expense	$49,673	$3,342	$1,882
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
Earnout Shares that are attributable to profits interests and restricted interests require continued employment as of the date on which each of the Earnout Share market conditions are met. In the event such Earnout Shares are forfeited, the number of shares that could be issued will be redistributed on a pro-rata basis to all other holders of

Earnout Shares. Upon redistribution to any holder of profits interests or restricted interests, such awards will be recorded as new awards. There have been no forfeitures of Earnout Shares as of December 31, 2021.
The grant-date fair value of the Earnout Shares attributable to the holders of profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million and will be recognized as compensation expense on a graded vesting basis over the derived service period or shorter if the Earnout Shares vest. The derived service period began on the Closing Date and is a weighted-average period of 1.7 years.
Based on the Class A common stock trading price the market conditions were not met and no Earnout Shares vested as of December 31, 2021. Compensation expense for Earnout Shares recognized in the consolidated statements of operations was $18.0 million for the year ended December 31, 2021. The total unrecognized compensation cost related to Earnout Shares was $39.9 million as of December 31, 2021 and is expected to be recognized over a weighted-average remaining period of 1.3 years.

15.    NON-CONTROLLING INTERESTS
MIP LLC is a single purpose entity formed for the purpose of administering and effectuating the award of WUP profits interests to employees, consultants and other qualified persons. Wheels Up is the sole managing member of MIP LLC and, as a result, consolidates the financial results of MIP LLC. We record non-controlling interests representing the ownership interest in MIP LLC held by other members of MIP LLC. In connection with the Business Combination, the Seventh Amended and Restated LLC Agreement was adopted, allowing members of MIP LLC, subject to certain restrictions, to exchange their vested WUP profits interests for cash or a corresponding number of shares of Class A common stock, at the option of Wheels Up, based on the value of such WUP profits interests relative to their applicable participation threshold.
The decision of whether to exchange WUP profits interests for cash or Class A common stock is made solely at the discretion of Wheels Up. Accordingly, the WUP profits interests held by MIP LLC are treated as permanent equity and changes in the ownership interest of MIP LLC are accounted for as equity transactions. Future exchanges of WUP profits interests will reduce the amount recorded as non-controlling interests and increase additional paid-in-capital on the consolidated balance sheets.
The calculation of non-controlling interests is as follows:

	December 31, 2021		December 31, 2020
Number of LLC common units held by Wheels Up(1)	245,834,569	99.2%	169,717,147	91.1%
Number of vested WUP profits interests attributable to non-controlling interests(2)	2,045,995	0.8%	16,492,865	8.9%
Total LLC common units and vested WUP profits interests outstanding	247,880,564	100.0%	186,210,012	100.0%
(1) LLC common units represent an equivalent ownership of Class A common stock outstanding.
(2) Based on the closing price of Class A common stock on the last trading day of the period, there would be 4,069,136 LLC common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of December 31, 2021.
Weighted average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted average ownership percentage was 3.5%, 7.9% and 9.9% for the years ended December 31, 2021, 2020 and 2019, respectively.

16.    RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
As of December 31, 2020, a stockholder held a portion of the debt outstanding under our credit facilities.
We incurred expenses of $4.9 million, $4.2 million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively, from transactions related to the CCA with our stockholder Delta, of which $5.3 million and $3.0 million are included in accrued expenses on the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively. In addition, we provided $2.9 million, $2.1 million and $0 of flights to certain persons currently and previously affiliated with Delta at a discount to our retail pricing for the years ended December 31, 2021, 2020 and 2019, respectively. Delta provided WUPJ pilots airfare for business travel at no cost during the periods presented. We incurred expenses of $0.5 million for the year ended December 31, 2021, for an aircraft leased from the company of a stockholder.
We recognized revenue of $2.5 million, $0.7 million and $0.9 million for flights and other services, including aircraft management, provided to Board members for the years ended December 31, 2021, 2020 and 2019, respectively. We incurred expenses of $0.1 million, $0.1 million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively, with the company of a stockholder for consultation services on employee benefits. We incurred expenses of $0, $37 thousand and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, with a company in which a Wheels Up executive and a member of the Board holds an ownership interest. We incurred expenses of $0.1 million, $0.2 million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively, for an immediate family member of a Wheels Up executive and a member of the Board who was a full-time employee. We incurred marketing expenses of $0.3 million, $0 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively, with a company where a member of the Board is an executive.
Employee Loans Receivable
In January 2016, Kenny Dichter, Chief Executive Officer, borrowed $5.0 million from Wheels Up. The borrower executed an interest bearing secured promissory note with a maturity date of January 17, 2025. The interest rate on the loan is 1.8% per annum, which is payable upon the maturity date. Based on our anticipation that the Board was ultimately going to decide to forgive the loan, a full reserve was previously recorded on the amount outstanding. Prior to the effectiveness of the registration statement on Form S-4 filed by Aspirational, which the SEC declared effective on June 23, 2021, the Board forgave the loan. As of December 31, 2020, a Gama senior executive had borrowed $0.1 million that was fully repaid in January 2021.

17.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(190,020)	$(78,641)	$(96,274)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	204,780,896	162,505,231	103,803,383
Basic and diluted net loss per share of Class A common stock	$(0.93)	$(0.48)	$(0.93)
There were no dividends declared or paid for the years ended December 31, 2021, 2020 or 2019.
Basic and diluted net loss per share were computed using the two-class method. The two-class method is an allocation formula that determines earnings or loss per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings or losses. Shares of unvested restricted stock are considered participating securities because these awards contain a non-forfeitable right to participate equally in any dividends prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. WUP restricted interests were converted into shares of restricted stock as of the Closing Date (see Note 3). All issued and outstanding shares of restricted stock, whether vested or unvested, are included in the weighted-average shares of Class A common stock outstanding beginning on the Closing Date.

WUP profits interests held by other members of MIP LLC, which comprise the non-controlling interests (see Note 15), are not subject to the net loss per share calculation until such time the vested WUP profits interests are actually exchanged for shares of Class A common stock.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2021	2020	2019
Warrants	12,521,494	—	—
Earnout Shares	9,000,000	—	—
RSUs	8,411,251	—	—
Stock options	16,633,852	16,283,779	9,769,252
Total anti-dilutive securities	46,566,597	16,283,779	9,769,252

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
Income Tax Expense
The components of income tax expense are as follows:

	Year Ended December 31,
	2021	2020	2019
Current income taxes
Federal	$—	$—	$—
State and local	75	—	—
Total current income taxes	75	—	—
Deferred income taxes
Federal	—	—	—
State and local	(17)	—	—
Total deferred income taxes	(17)	—	—
Income tax expense	$58	$—	$—

A reconciliation from the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Expected federal income taxes at statutory rate	21.0%	—%	—%
State and local income taxes	1.9	—	—
Permanent differences	—	—	—
Partnership earnings not subject to tax	(6.7)	—	—
Change in valuation allowance	(16.2)	—	—
Effective income tax rate	—%	—%	—%
The effective tax rate was 0.0% for the years ended December 31, 2021, 2020 and 2019. Our effective tax rate for the years ended December 31, 2021, 2020 and 2019 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. For the periods prior to the Business Combination, there is no income tax expense recorded as Wheels Up Partners Holdings LLC, as a partnership, is not subject to U.S. federal and most applicable state and local income taxes.
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets
Investment in partnership	$116,053	$—
Net operating loss carryforwards	20,655	—
Transaction costs	1,120	—
Tax credits	559	—
Deferred revenue	416	—
Equity-based compensation	293	—
Other	181	800
Total deferred tax assets	139,277	800
Valuation allowance	(138,652)	(800)
Deferred tax assets, net	$625	$—

Deferred tax liabilities
Other	$(608)	$—
Total deferred tax liabilities	$(608)	$—
Net deferred tax assets	$17	$—
As of December 31, 2021, our federal and state net operating loss carryforwards for income tax purposes were $54.6 million and $43.6 million, respectively. Additionally, we acquired $28.3 million and $19.3 million of federal and state net operating loss carryforwards, respectively, through the Business Combination, which may be subject to a 382 limitation. Of our total federal net operating losses, $77.3 million can be carried forward indefinitely, and the remainder will expire in 2027. Our state net operating losses will begin to expire in 2022.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of our deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies. As of December 31, 2021 and December 31, 2020, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of deferred tax assets will not be realized. Accordingly, a valuation allowance of $138.7 million has been established as of December 31, 2021. The $137.9 million increase in valuation allowance was the result of a charge to deferred tax expense of $37.3 million from operations and $100.6 million charge to additional paid in capital, primarily resulting from the Business Combination. If or when recognized, approximately $1.1 million of tax benefits related to the reversal of the valuation allowance on deferred tax assets as of December 31, 2021 will be credited directly to equity.
Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 31, 2021. Wheels Up Experience Inc. was formed in July 2021 and did not engage in any operations prior to the Business Combination. Additionally, although Wheels Up Partners Holdings LLC is treated as a partnership for federal and state income taxes purposes, it is still required to file annual federal, state and local income tax returns, which are subject to examination by the taxing authorities. The statute of limitations is generally open for years beginning after 2017 for U.S. federal and state jurisdictions for Wheels Up Partners Holdings LLC.

19.    WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 Public Warrants and 4,529,950 Private Warrants. Upon the Closing Date, Wheels Up assumed the Warrants. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Warrants become exercisable on the later of (i) 30 days after the completion of the Business Combination and (ii) 12 months from the closing of the Aspirational initial public offering on September 25, 2020 and expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.
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
In connection with the Business Combination, we filed a Registration Statement on Form S-1 that was declared effective by the SEC on August 24, 2021. This Registration Statement relates to the issuance of an aggregate of 12,521,494 shares of Class A common stock underlying the Warrants. As of December 31, 2021, there have not been any Warrants exercised and 12,521,494 remain outstanding.
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

20.    SUBSEQUENT EVENTS
On January 12, 2022, we entered into an agreement with Textron Financial Corporation to exercise our purchase option on 32 leased aircraft. The negotiated purchase price for all aircraft was $65.0 million and the sale was completed on February 22, 2022.
On January 27, 2022, we entered into an agreement to acquire Air Partner, a United Kingdom-based international aviation services group with operations in 18 locations across four continents. The all-cash transaction for Air Partner is valued at approximately $107.0 million. The deal is expected to close by the end of our first quarter 2022. The transaction has been approved by the boards of directors of both Wheels Up and Air Partner.
On February 4, 2022, we acquired Alante Air, a Scottsdale, Arizona based private jet charter business. The total purchase price for Alante Air was $14.6 million, which was paid in cash. The acquisition adds 12 Light jets to our controlled fleet. This acquisition will be accounted for as a business combination, and given the recent date of the acquisition, we have not finalized the determination of the fair value of the assets acquired and liabilities assumed.

On February 8, 2022 and February 16, 2022, respectively, we granted 1.9 million and 4.5 million RSUs that generally vest over a three-year service period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
As discussed elsewhere in this Annual Report, we completed the Business Combination on July 13, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. Management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Compliance & Disclosure Interpretations, Regulation S-K.
Changes in Internal Control over Financial Reporting
Prior to completion of the Business Combination, Aspirational management disclosed a material weakness in Aspirational’s internal control over financial reporting that was previously reported in their Form 10-K/A filed on May 6, 2021.
As a result of the Business Combination, Aspirational’s internal controls are no longer applicable to us. Post completion of the Business Combination, we are continuously engaged in the enhancement of our processes and internal controls over financial reporting. As we integrate our business and optimize processes, we continue to convert our business to a single instance of Netsuite and our Flight Management System to UP FMS. We are employing a phased implementation approach that will provide continued monitoring and assessment to maintain the effectiveness of internal control over financial reporting during and after the conversions. The conversions were not in response to any identified significant deficiency or material weakness in our internal control over financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, which were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
As of December 31, 2021, our directors and executive officers included the following:

Name	Age	Position
Executive Officers
Kenny Dichter	53	Chief Executive Officer and Chairman of the Board
Vinayak Hegde	52	President
Lee Applbaum	51	Chief Marketing Officer
Thomas W. Bergeson	59	Chief Operating Officer
Laura Heltebran	57	Chief Legal Officer
Jason Horowitz	50	Chief Business Officer
Eric Jacobs	54	Chief Financial Officer
Non-Employee Directors
David Adelman(2)(3)	49	Director
Timothy Armstrong(3)	51	Director
Chih Cheung(1)	50	Director
Marc Farrell(1)	39	Director
Admiral Michael Mullen(2)(4)	75	Director
Eric Phillips(4)(5)	50	Director
Brian Radecki(1)	50	Director
Susan Schuman(2)(3)	62	Director
Erik Snell(4)	44	Director
Ravi Thakran	58	Director
(1) Member of the Audit Committee.
(2) Member of the Nominating and ESG Committee.
(3) Member of the Compensation Committee.
(4) Member of the Safety and Security Committee.
(5) Mr. Phillips resigned as a director and member of the safety and security committee effective February 24, 2022 and the Board appointed Dwight James, age 48, to the Board and the safety and security committee effective the same date.
Executive Officers
Kenny Dichter
Mr. Dichter is the founder of Wheels Up and has been the Chief Executive Officer and Chairman of the Company since its inception in August 2013. Mr. Dichter has long been recognized as an entrepreneur with expertise in branding, marketing, public relations and advertising. Prior to founding Wheels Up, Mr. Dichter founded Marquis Jet in 2001 and pioneered the first ever fractional jet card program. Mr. Dichter served as Chief Executive Officer and as Chairman of the board of directors of Marquis Jet and successfully led Marquis Jet through its sale to Warren Buffett’s Berkshire Hathaway’s NetJets in November 2010. Among his other founding credits, in 2010, Mr. Dichter co-founded Tequila Avion, an ultra-premium tequila brand which was acquired by Pernod Ricard in 2014. Mr. Dichter is also a founding investor in Juice Press, an organic food and juice company with 86 locations in the U.S. Earlier in his career, Mr. Dichter co-founded Alphabet City, a sports marketing and music company that was sold to Robert Sillerman’s SFX Entertainment in 1998. Mr. Dichter is an active philanthropist and, in 2020, he spearheaded Meals Up with Wheels Up partners and ambassadors to fight food insecurity using the Wheels Up

Cares platform to support the efforts of Feeding America. Mr. Dichter is a spirited supporter of his alma mater, the University of Wisconsin-Madison. In 2019, he partnered with the Office of Admissions and Recruitment to launch the Fly High Fund, which supports outreach to students with diverse backgrounds to encourage them to attend. Mr. Dichter holds a Bachelor of Arts degree in Sociology from the University of Wisconsin-Madison.
Vinayak Hegde
Mr. Hegde has served as Wheels Up’s President since October 2021. Mr. Hegde has been with Wheels Up since May 2021, having previously served as Chief Marketplace Officer. Mr. Hegde served as the President and COO of Blink Health from July of 2020 through March 2021. Prior to this, he served as the Chief Marketing Officer of Airbnb Homes from September 2018 to July 2020. He was responsible for the growth and marketing of their global business, which grew to $4.8 billion in revenue and over $38 billion in bookings during his tenure. From October 2014 to September 2018, he served as Global Chief Marketing Officer at Groupon where he managed marketing, national sales and revenue management. He launched Groupon’s brand campaigns and growth strategy, which grew to service over 50 million customers worldwide with over 160 million Groupon app downloads. He led Groupon’s acquisition of LivingSocial.com, an online marketplace for users to buy and share things to do in their city, serving as President of Livingsocial.com after the transaction. He was Groupon’s VP of Computational and Growth Marketing from February 2012 to October 2014. Prior to Groupon, he spent twelve years with Amazon, managing global payments from 2000 through March 2006, and serving as General Manager for Amazon Smile, Amazon Goldbox, the CRM program and all social media channels from March 2006 through February 2012. Additionally, he led product and engineering for Amazon’s traffic and marketing organization. In February 2021, Mr. Hegde joined the board of directors of the Gannett Co., Inc. He holds a Bachelor of Engineering degree from National Institute of Technology, Karnataka, India.
Lee Applbaum
Mr. Applbaum has served as Wheels Up’s Chief Marketing Officer since October 2020. Mr. Applbaum has over 25 years of experience transforming iconic brands such as Patrón, Grey Goose, Target and Coca-Cola. In his role as Chief Marketing Officer, Mr. Applbaum leads all strategic marketing, brand positioning, and member experience initiatives. From November 2013 to August 2019, he served as Chief Marketing Officer of Patrón Spirits International AG and as Global Chief Marketing Officer of Patrón Tequila and Grey Goose Vodka from August 2018 to August 2019. He also served as Chief Marketing Officer of Surterra Wellness from September 2019 to October 2020. He has been recognized throughout his career as a brand builder and innovative marketer whose work has disrupted industries including his oversight of the successful $5.1 billion sale of Patrón to Bacardi in 2018. Mr. Applbaum holds a Bachelor of Business Administration degree in Marketing from the University of Texas at Austin and a Master of Business Administration degree from the University of Massachusetts at Amherst.
Lieutenant General, U.S. Air Force, Retired, Thomas W. Bergeson
Lieutenant General Bergeson has served as Wheels Up’s Chief Operating Officer since August 2020. As Chief Operating Officer, Lieutenant General Bergeson provides leadership across the operations team as Wheels Up continues to integrate its recent acquisitions of Mountain Aviation, Gama, WUPJ, Avianis and TMC. Lieutenant General Bergeson served in the U.S. Air Force for 35 years, serving as Commander, 7th Air Force, Osan Air Base, Republic of Korea; Commander, Air Component Command; Deputy Commander, U.S. Forces Korea; and Deputy Commander, United Nations Command, each from July 2016 to August 2020. His deep experience and expertise in global aviation and management includes more than 3,500 hours flown in various aircraft as a fighter pilot. He holds a Bachelor of Science degree from the U.S. Air Force Academy, a Master of Science degree in Aerospace Science from Embry-Riddle Aeronautical University, a Master of Arts degree in Airpower Art and Science from the School of Advanced Airpower Studies, Air University, Maxwell AFB, and completed the Program for Senior Executives in National and International Security, John F. Kennedy School of Government, Harvard University.
Laura Heltebran
Ms. Heltebran has served as Wheels Up’s Chief Legal Officer since December 2020. Ms. Heltebran oversees all legal affairs, corporate governance, M&A, privacy, IP, compliance and risk matters. From January 2017 to June 2020, she served as Senior Vice President and Deputy General Counsel of Hilton Worldwide where she was responsible for worldwide legal operations, litigation, compliance, employment, benefits and technology support. Ms. Heltebran also brings 25 years of experience as a legal executive for Fortune 500 technology companies, including serving as Senior Vice President and Deputy General Counsel of Hewlett Packard Enterprise from October 2015 to December 2016, Head of Americas Legal for CSC (now DXC Technologies) from June 2012 to October 2015 and Senior Vice President of Legal for Affiliated Computer Services (now Conduent) from December 2006 to June 2012. Ms. Heltebran holds a Bachelor of Arts degree from George Mason University and a Juris Doctor degree from the Antonin Scalia Law School, George Mason University.
Jason Horowitz
Mr. Horowitz has served as Wheels Up’s Chief Business Officer since August 2020. Mr. Horowitz focuses on corporate development, business strategy, mergers and acquisitions and opportunities within the capital markets to maximize the value of Wheels Up. Mr. Horowitz has been with Wheels Up since September 2013, having previously served as General Counsel from September 2013 to January 2017, Chief Administrative Officer from January 2017 to October 2017, and Chief Operating Officer from October 2017 to August 2020. Throughout his years at Wheels Up, he has played a key leadership role across the organization, including in raising capital and creating stakeholder value, helping to drive an enterprise value for Wheels Up in excess of $2.1 billion. Previously, Mr. Horowitz served as Senior Vice President — Business and Legal Affairs for CKX, Inc., a publicly traded diversified media company. Mr. Horowitz holds a Bachelor of Arts degree from the University of Pennsylvania, and a Juris Doctor degree from Fordham Law School.
Eric Jacobs
Mr. Jacobs has served as Wheels Up’s Chief Financial Officer since April 2018. As Chief Financial Officer, Mr. Jacobs oversees the finance and accounting, investor relations and strategic corporate development functions, including treasury and mergers and acquisitions. From January 2016 to November 2017, Mr. Jacobs served as Senior Vice President, Corporate Development of Cox Automotive, Inc. and from January 2009 to December 2015, as Executive Vice President, Chief Financial & Administrative Officer of Dealertrack Technologies, Inc., a publicly-traded company that was acquired by Cox Automotive, Inc., and collectively, the largest marketplace and leading provider of SaaS solutions to the U.S. retail automotive industry. Mr. Jacobs holds a Bachelor of Science degree in Business Administration from Rider University and a Juris Doctor degree from Rutgers School of Law-Newark.
Non-Employee Directors
David Adelman
Mr. Adelman has served as a member of the Board since October 2013. Mr. Adelman is a Philadelphia-based entrepreneur and active private investor. He is the co-founder and has served as the Vice Chairman of FS Investments, a leading manager of alternative investment funds with $24 billion of assets under management since December 2007. Mr. Adelman has also served as the Chief Executive Officer of Campus Apartments, a Philadelphia-founded firm that he built into a national leader in student housing development and management, with more than $2 billion in assets under management across 17 states, since 1997. Mr. Adelman also leads Darco Capital as its founder since March 2007 which has made over 50 investments in the venture capital and private equity spaces across multiple disciplines like fintech; sports & media; life sciences; and consumer-facing brands. Additionally, he has served as Co-Chair for the Jewish Federation of Greater Philadelphia since September 2020 and Vice Chair of University City District board of directors since September 1998, while also serving on the Penn Medicine Board of Trustees since September 2018. Mr. Adelman has served as a member of the board of directors of Actua Corporation since June 2011 and FS Credit Real Estate Income Trust since February 2019. He has previously served as a member of the board of directors of FS / KKR Capital Corp. from October 2007 to April 2018, FS / KKR Capital Corp. II from July 2011 to April 2018, FS Global Credit Opportunities Fund from January 2013 to 2018, and FS Energy & Power Fund from September 2010 to March 2018. Mr. Adelman is a past recipient of the “Entrepreneur of the Year” award from Ernst & Young in the real estate category for Greater Philadelphia and is a member of the Real Estate Roundtable and Young Presidents’ Organization. He received his Bachelor of Arts degree in Political Science from Ohio State University.

Timothy Armstrong
Mr. Armstrong has served as a member of the Board since April 2019. Mr. Armstrong is Founder and Chief Executive Officer of the Flowcode/dtx company, a direct-to-consumer enablement company he established in February 2019. From March 2009 to September 2018, Mr. Armstrong served as the Chair and Chief Executive Officer of AOL as well as the Chief Executive Officer of Oath (Verizon’s media brand portfolio, which included Yahoo! and AOL) after Verizon’s acquisition of AOL in May 2015. From 2000 to 2009, Mr. Armstrong served as President, Americas Operations and Senior Vice President of Google Inc. Before joining Google, Mr. Armstrong served as Vice President of Sales and Strategic Partnerships for Snowball.com and as Director of Integrated Sales and Marketing at Starwave’s and Disney’s ABC/ESPN Internet Ventures. Mr. Armstrong also has served on the board of directors of Booking Holdings (NASDAQ: BKNG) since January 2013 and of BrandFolder, Inc., a digital asset management and brand management software company since March 2019. Mr. Armstrong is the Chair of Trustees at Greenwich Academy and also serves as a trustee of the USA Olympic and Para-Olympic Foundation. Mr. Armstrong holds Bachelor’s degrees in Economics and Sociology from Connecticut College.
Chih Cheung
Mr. Cheung has served as a member of the Board since April 2016. Mr. Cheung is the co-founder and co-chairman of JAMM Active Limited, a producer of innovative performance fabrics for active apparel, serving since September 2015 and the managing partner of C2 Capital Limited, a family office focused on investments in consumer brands and health and wellness companies, serving since February 2009. He is also a Founding Managing Partner of SLP (SEA Logistic Partners), an industrial and logistic facility development and operation platform with a focus on Southeast Asia backed by GLP, a leading global provider of modern logistics facilities and technology-led solutions, serving since June 2020. Previously, Mr. Cheung was the non-executive chairman of RSI Apparel (China) Limited from March 2005 to December 2015, the non-executive chairman of Yucheng Technologies Limited (now known as Yusys Technologies Co, Ltd.) from December 2005 to February 2009, and the managing partner of Staples Asia Investments Limited from September 2004 to March 2009. He is also a former director of Li & Fung Limited, where he served July 2017 to May 2020, and The Taiwan Fund, Inc., where he served from April 2015 to May 2016. Mr. Cheung holds a Juris Doctor degree from Harvard Law School, a Master of Business Administration degree from Harvard Business School and a Master of Arts degree and a Bachelor of Arts degree from Harvard University.
Marc Farrell
Mr. Farrell has served as a member of the Board since July 2021. Mr. Farrell is the founder of Ten To One Rum and has served as its Chief Executive Officer since January 2019. Prior to launching Ten To One Rum, Mr. Farrell held a number of roles at Starbucks, serving as Vice President, E-Commerce Starbucks & Teavana from February 2016 to October 2016, Vice President, U.S. Retail Lobby and E-Commerce from October 2016 to January 2018, and Vice President, Global Retail and Beverage Innovation from January 2018 to October 2018. Mr. Farrell holds a Bachelor of Science degree from Massachusetts Institute of Technology, a Master of Philosophy degree from Cambridge University, and a Master of Business Administration degree from Harvard Business School.
Dwight James
Mr. James has served as a member of the Board since February 2022. Mr. James is a Senior Vice President at Delta, responsible for the company’s Customer Engagement and Loyalty and serves as the CEO of Delta Vacations, a wholly owned global subsidiary of Delta. Since 2009, he has held several senior executive roles at Delta, which include SVP, Pricing and Revenue Management, where he oversaw the company’s development, planning and execution of global revenue generation strategies. Mr. James also served as Delta’s SVP, International, in which he was responsible for the company’s international revenue and profit performance. As an expatriate based in Amsterdam, Netherlands, Mr. James led the profit and loss statement of Delta’s Europe, Middle East, Africa and India portfolio. Mr. James also served as the company’s Chief Economist and Revenue Forecaster after beginning his career at Delta as an executive in the Corporate Strategy group. Prior to Delta, Mr. James held executive roles with The Home Depot, Inc. in Strategy & Business Development and within the At Home Services division. Earlier in his career, he spent time as a management consultant with Deloitte Consulting in the Mergers & Acquisitions and

Corporate Restructuring practices, focused on Energy, Retail and Consumer Business companies. Mr. James serves on the Advisory Board Council of Cool Girls, Inc. In addition to his community work, he is on the Executive Committee of the Diversity, Equity & Inclusion Council at Delta. Mr. James also serves on the Board of Directors of Floor & Décor Holdings, Inc. (NYSE: FND), a leading multi-channel specialty retailer of hard surface flooring and related accessories, Virgin Red, the London-based consumer loyalty company of the Virgin Group. Mr. James earned his B.A. in Business Administration from Morehouse College and MBA from Duke University – The Fuqua School of Business.
Admiral Michael Mullen
Admiral Mullen has served as a member of the Board since April 2014. Since February 2013, Admiral Mullen has served as the President of MGM Consulting, LLC, which provides counsel to global clients on issues related to geopolitical developments, national security interests and strategic leadership. Since his retirement from the U.S. Navy in November 2011, Admiral Mullen served as a member of the board of directors of General Motors Company (NYSE:GM) from February 2013 to June 2018, Sprint from April 2014 to April 2019 and Bloomberg Philanthropies since June 2012. He actively supports and participates in a wide array of non-profit organizations dedicated to improving the growth, development, recovery and transition of military veterans and their family members. Admiral Mullen previously served as the 28th Chief of Naval Operations from 2005 to 2007, and as the 17th Chairman of the Joint Chiefs of Staff for Presidents George W. Bush and Barack Obama from 2007 to 2011. He led the military during a critical time of change and transition, overseeing the end of the combat mission in Iraq and the development and implementation of a new military strategy in Afghanistan. Admiral Mullen advanced the rapid fielding of innovative technologies, championed emerging and enduring global partnerships and promoted new methods for countering terrorism, all of which culminated in the killing of Osama bin Laden. He spearheaded the elimination of the “Don’t Ask, Don’t Tell” policy, ushering for the first time in U.S. military history, the open service of gay and lesbian men and women. Additionally, Admiral Mullen taught National Security Decision-making and Policy at the Woodrow Wilson School of International and Public Affairs at Princeton University from 2012 to 2018 and currently teaches Leadership at the U.S. Naval Academy, which he has done since 2019. Admiral Mullen is a Distinguished Graduate of the U.S. Naval Academy and a Distinguished Graduate of the Naval Postgraduate School, a Distinguished Alumni of Harvard Business School, and a Member of the National Academy of Engineering and a trustee at Caltech. Admiral Mullen also holds a Master’s Degree in Operations Research from the Naval Postgraduate School.
Eric Phillips
Mr. Phillips served as a member of the Board from July 2021 to February 2022. Since March 2020, Mr. Phillips has served as Senior Vice President of Airport Customer Service and Cargo for Delta. Supporting the largest business unit at Delta with more than 30,000 employees worldwide, Mr. Phillips is responsible for customer service activities in all airports Delta serves, including ticketing, gates, baggage services, SkyClubs, aircraft cleaning, as well as the transportation of cargo. Mr. Phillips began his career at Delta in 1998 and prior to his current role, served as Senior Vice President — Pricing and Revenue Management for more than six years, during which time he was responsible for the development, planning and execution of pricing and inventory management strategies across the entire Delta system, Delta’s digital retail channels, Delta.com and the FlyDelta app, as well as commercial systems development and corporate revenue forecasting. Between 1998 and 2013, Mr. Phillips held numerous positions across the commercial and finance divisions, including roles in Corporate Strategy, Business Development, Network Planning, Financial Planning and Analysis, Treasury Management, and Revenue Management. Mr. Phillips holds a Bachelor of Arts degree in Communications from Carroll College in Helena, Montana, and Master of Business Administration degree from the University of Notre Dame.
Brian Radecki
Mr. Radecki has served as a member of the Board since January 2017. Mr. Radecki currently serves as the Founder, Chief Executive Officer and member of the board of directors of Rapa Therapeutics, a clinical stage start-up biotechnology company spun out of the National Cancer Institute in September 2017. Mr. Radecki is also an active angel investor, with investments across several industries in companies at various stages of the corporate lifecycle. In addition, Mr. Radecki has been an investor and member of the board of directors of ACV Auctions Inc.

(NASDAQ: ACVA) since February 2021. Mr. Radecki also currently serves on the board of directors of Rosecliff Acquisition Corp I (NASDAQ: RCLF) after joining its board of directors in February 2021. From 1997 to 2016, Mr. Radecki held various senior operational and financial roles at CoStar Group Inc. (NASDAQ: CSGP), or CoStar, including serving as its Chief Financial Officer from 2007 to 2016. While at CoStar, Mr. Radecki helped lead the company’s initial public offering in 1998, along with subsequent equity offerings and several acquisitions. Prior to joining CoStar, Mr. Radecki served as Accounting Manager at Axent Technologies, Inc. Earlier in his career, Mr. Radecki worked at Azerty, Inc. and the public accounting firm, Lumsden & McCormick, LLP, both based in Buffalo, New York. Mr. Radecki received a Bachelor of Science degree in business administration and a dual degree in both accounting and finance from the State University of New York at Buffalo.
Susan Schuman
Ms. Schuman has served as a member of the Board since July 2021. Ms. Schuman previously served as a board observer to the Board beginning in April 2020. Ms. Schuman is the Executive Chair and Co-Founder of SYPartners LLC, a consultancy firm that partners with chief executive officers and their leadership teams undergoing business and cultural transformation, serving as its Chief Executive Officer from October 2000 to January 2020, and as its Executive Chair since January 2020 Ms. Schuman has also served as the Vice Chair of the kyu Collective since January 2020. Prior to SYPartners, Ms. Schuman was the General Manager of Studio Archetype, one of the first premier web design firms in the U.S. Prior, she spent 7 years at Apple Computer where she was Group Manager of Worldwide Product Marketing. Ms. Schuman has served on the board of directors of ViacomCBS Inc. (NASDAQ: VIAC) since September 2018 and IDEO since January 2018. Ms. Schuman received a Bachelor of Arts degree in Sociology and a minor in Art Therapy from the State University of New York at Buffalo.
Erik Snell
Mr. Snell has served as a member of the Board since July 2021. Mr. Snell currently serves as Senior Vice President — Operations & Customer Center (OCC), Operations Analytics and Subsidiary Airlines for Delta. Mr. Snell is responsible for the OCC and the direction of Delta’s worldwide flight operations. Mr. Snell’s responsibilities also include over-sight of the airline’s Operations Analysis & Performance (OAP) and Operations Decision Science (ODS) organizations, which seek to improve Delta’s operations and customer service performance through data-focused analysis, decision-making and tools. In addition, Mr. Snell is responsible for the Delta Connection portfolio of three regional airlines, including one wholly-owned subsidiary, Endeavor Air. Mr. Snell joined Delta in 2005 working in the airline’s finance department. He has since held numerous positions across the finance and operations divisions, including serving as Vice President of Delta Connection from December 2015 through March 2017, Vice President — OCC from April 2017 through August 2018 and as a Senior Vice President in operations since September 2018. Mr. Snell also previously held the roles of President of Delta Global Services and DPJ. Prior to Delta, Mr. Snell managed investment portfolios for individual clients at SunTrust Bank in Atlanta. Mr. Snell holds a Bachelor of Arts degree in Economics from Elon University and a Master of Business Administration degree in finance from Emory University.
Ravi Thakran
Mr. Thakran has served as a member of the Board since July 2021. Mr. Thakran has been the Chief Executive Officer and the Chairman of the board of directors of Aspirational since July 2020. Mr. Thakran currently serves as the Group Chairman of LVMH South and Southeast Asia and Australia/New Zealand, representing a portfolio of over 75 brands across multiple categories including wine and spirits, fashion and leather goods, perfumes and cosmetics, and watches and jewelry. He founded L Capital Asia in 2009, the Asian private equity venture of LVMH. L Capital (including L Capital Asia) merged with Catterton in 2016 to form L Catterton. Mr. Thakran serves as Chairman of the Board of Directors of R.M. Williams, an Australian luxury footwear and apparel brand. Mr. Thakran also served as a director on numerous public company boards, including SECOO China (Nasdaq: SECO), Future Lifestyle Fashions (NSE: FLFL), Mulsanne Group (HKSE: 1817), PVR Cinemas Ltd (NSE: PVR) and Clio Cosmetics Co Ltd (KOSDAQ: 237880). Mr. Thakran also currently serves as a director on numerous private company boards, including Arcadia s.r.l. (owner of Dondup brand) and CE LA VI. Prior to joining LVMH, Mr. Thakran held senior management positions at the Swatch Group, Nike and Tata Group, based in various global locations. Mr. Thakran holds an MBA from the India Institute of Management, Ahmedabad.

Family Relationships
There are no family relationships among any of our directors or executive officers.
Corporate Governance
We have structured our corporate governance in a manner we believe closely aligns with the interests of our stockholders. Notable features of this corporate governance include:
•independent director representation on our audit, compensation, nominating and ESG and safety and security committees, and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;
•at least one of our directors qualify as an “audit committee financial expert” as defined by the SEC; and
•implementing a range of other good corporate governance practices, including placing limits on the number of directorships held by its directors to prevent “overboarding” and implementing a director education program.
A copy of our Corporate Governance Guidelines is available on our investor website at www.investors.wheelsup.com, under the heading “Governance Documents.”
Director Independence
The Board determined that each of the directors other than Kenny Dichter, Eric Phillips (prior to his resignation), Dwight James, Erik Snell and Ravi Thakran qualify as independent directors, as defined under the listing rules of the NYSE. In addition, Wheels Up is subject to the rules of the SEC and the NYSE relating to the memberships, qualifications and operations of the audit committee, as discussed below.
Composition of the Board
The business and affairs of Wheels Up is managed under the direction of our Board. We have a classified board of directors, with three directors in Class I (Timothy Armstrong, Marc Farrell and Dwight James), four directors in Class II (Chih Cheung, Admiral Michael Mullen, Brian Radecki and Susan Schuman) and four directors in Class III (Ravi Thakran, Kenny Dichter, David Adelman and Erik Snell).
Board Leadership Structure
Our Board believes strongly in the value of an independent board of directors. Currently, over 60% of the members of our Board are independent. This includes all members of the audit committee, the compensation committee, and the nomination and ESG committee. In addition, all members of the safety and security committee are non-employee directors. We have established a Lead Independent Director role with broad authority and responsibility, as described further below. The non-employee members of the Board also meet regularly without management, which meetings are chaired by the Lead Independent Director. Mr. Adelman currently serves as Lead Independent Director, and Mr. Dichter currently serves as our Chief Executive Officer and Chairman of the Board.
The Board believes that it should maintain flexibility to select the Chairman of the Board and board leadership structure from time to time. Our policies do not preclude the Chief Executive Officer from also serving as Chairman of the Board. The Board believes that it is currently in our best interest and the best interest of its stockholders for Mr. Dichter to serve in both roles. The Board believes the role of Chief Executive Officer and Chairman of the Board, together with the role of the Lead Independent Director, provides an appropriate balance in the leadership of the Board. The role given to the Lead Independent Director helps ensure a strong independent and active Board. In light of Mr. Dichter’s knowledge of Wheels Up and its industry, and his experience successfully navigating our business, his ability to speak as Chief Executive Officer and Chairman of the Board provides strong unified leadership for Wheels Up.

The Lead Independent Director is elected by and from the independent directors. Each term of service in the Lead Independent Director position is one year, and the Lead Independent Director has the following roles and responsibilities which are set forth in the Boards’ corporate governance policies:
•authority to call meetings of non-employee directors and briefing the Chief Executive Officer on issues raised in executive sessions;
•presiding at all meetings of the Board at which the Chairman is not present, including executive sessions of the non-employee directors;
•supporting a strong Board culture, facilitating communication among directors and between the Board and management and consulting with the Chief Executive Officer and serving as a counterweight as appropriate; and
•serving as a liaison between the Chairman and the independent directors.
The Role of the Board of Directors in Risk Oversight
Our management is responsible for day-to-day risk management of Wheels Up, subject to oversight by the Board and its committees with regard to the major risks inherent in our business, including strategic, regulatory, compliance, operational, financial, reputational and cybersecurity risks, and the efforts of management to address and mitigate such risks.
The Board receives regular reports concerning our risk assessment and risk management from the audit committee, which meets periodically with our independent auditors, with our legal counsel and with management, to discuss our major financial risk exposures and the steps that management has taken to monitor and control such exposures. In addition to receiving regular reports from the audit committee related to financial risk exposures, the Board also reviews information regarding other risks through regular reports of its other committees, including information regarding compensation related risk from the compensation committee, and governance related risk from the nominating and ESG committee.
We believe the division of risk management responsibilities described above is an effective approach for addressing the risks that we face.
Meetings of the Board and Committees
Our Corporate Governance Guidelines provide that directors are expected to attend meetings of the Board, meetings of the committees of which they are members, and the annual meeting of stockholders. Following the Business Combination and through the end of our fiscal year, our Board met four times. In 2021, all of the incumbent directors, excluding one director for personal reasons, attended at least 75% of the aggregate number of meetings held by the Board and by each of the committees on which such director served during his or her tenure on the Board.
Board Committees
The standing committees of our Board consist of an audit committee, a compensation committee, a nominating and ESG committee and a safety and security committee, each of which operate under a written charter. Our Board may from time to time establish other committees, including special committees, to the extent the Board deems it necessary or advisable to address specific issues. Current copies of Wheels Up’s committee charters are posted on Wheels Up’s website, www.wheelsup.com/investors, as required by applicable SEC and the NYSE rules. The information on or available through such website is not deemed incorporated in, and does not form a part of, this Annual Report.
Our chief executive officer and other executive officers regularly report to the non-executive directors and the audit, compensation, nominating and ESG and safety and security committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of our Board provides appropriate risk oversight of our activities.

Audit Committee
We have an audit committee, consisting of Brian Radecki, who serves as the chairperson, Chih Cheung and Marc Farrell. Each member of the audit committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. In addition, each member of the audit committee is financially literate. Our Board determined Brian Radecki qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of the NYSE.
The purpose of the audit committee is to prepare the audit committee report required by the SEC included in our proxy statement and to assist our Board in overseeing and monitoring (i) the quality and integrity of our consolidated financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, (iv) the performance of our internal audit function and (v) the appointment, retention, compensation and performance of our independent registered public accounting firm.
Compensation Committee
We have a compensation committee, consisting of David Adelman, who serves as the chairperson, Tim Armstrong and Susan Schuman. Each proposed member of the compensation committee qualifies as an independent director under the NYSE corporate governance standards and at least two members of the compensation committee will be considered non-employee directors, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act.
The purpose of the compensation committee is to assist our Board in discharging its responsibilities relating to (i) setting our compensation program and compensation of our executive officers and directors, (ii) monitoring our incentive and equity-based compensation plans and (iii) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.
Nominating and ESG Committee
We have a nominating and ESG committee, consisting of Admiral Michael Mullen, who serves as the chairperson, David Adelman and Susan Schuman. Each member of the nominating and ESG committee qualifies as an independent director under the NYSE corporate governance standards.
The purpose of our nominating and ESG committee is to assist our Board in discharging its responsibilities relating to (i) identifying individuals qualified to become new Board members, consistent with criteria approved by the Board, (ii) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders, (iii) identifying Board members qualified to fill vacancies on any Board committee and recommending that the Board appoint the identified member or members to the applicable committee, (iv) reviewing and recommending to the Board corporate governance principles applicable to us, (v) overseeing the evaluation of the Board and management and (vi) handling such other matters that are specifically delegated to the committee by the Board from time to time.
Safety and Security Committee
We have a safety and security committee, consisting of Admiral Michael Mullen, who serves as the chairperson, Dwight James and Erik Snell. Prior to his resignation, Eric Phillips was a member of the safety and security committee.
The purpose of our safety and security committee is to assist our Board in discharging its responsibilities relating to (i) overseeing and consulting with management on our customer, employee and aircraft operating safety and security, (ii) reviewing current and proposed safety and security-related programs, policies and compliance matters, (iii) reviewing matters with a material effect on our flight safety operations and security and (iv) establishing and approving annual safety and security goals.

Code of Business Conduct and Ethics
Wheels Up has a code of business conduct that applies to all of its directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions. The code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. The code of ethics is available on Wheels Up’s website, www.wheelsup.com/investors. The information on or available through such website is not deemed incorporated in, and does not form a part of, this Annual Report. Wheels Up makes any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on its website rather than by filing a Current Report on Form 8-K.
Corporate Governance Guidelines
We believe in sound corporate governance practices and have adopted formal Corporate Governance Guidelines to enhance our effectiveness. Our Board adopted these Corporate Governance Guidelines in order to ensure that it has the necessary practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors with those of our stockholders. The Corporate Governance Guidelines set forth the practices our Board follows with respect to Board and committee composition and selection, Board meetings, and succession planning. The Corporate Governance Guidelines include the Board’s factors used in nominating or appointing director candidates, which include candidates who have the highest-level integrity, wisdom and mature judgment. A copy of our Corporate Governance Guidelines is available on our website, www.wheelsup.com/investors. The information on or available through such website is not deemed incorporated in, and does not form a part of, this Annual Report.
Compensation Committee Interlocks and Insider Participation
None of the members of the compensation committee is currently, or has been at any time, one of the Company’s executive officers or employees. None of the Company’s executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board of Directors or on our compensation committee.
Director Compensation
Non-employee directors receive varying levels of compensation for their services as directors and members of committees of our Board. Wheels Up determines director compensation in accordance with industry practice and standards. See Part III, Item 11. “Executive Compensation ― Director Compensation” for further discussion of the compensation paid by us to our directors in 2021.

ITEM 11. EXECUTIVE COMPENSATION
Overview
Wheels Up’s executive compensation program, policies and philosophies are designed to:
•attract, retain and motivate senior management leaders who are capable of advancing our mission and strategy and ultimately, creating and maintaining our long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute Wheels Up’s business strategy in an industry characterized by competitiveness and growth;
•reward senior management in a manner aligned with financial performance; and
•align senior management’s interests with Wheels Up’s equity owners’ long-term interests through equity participation and ownership.
The compensation committee of the Board sets our executive compensation philosophy and oversees compensation and benefits programs. The compensation committee oversees and determines the compensation of the executive officers. The compensation committee has the authority to establish the compensation mix it believes is appropriate for each named executive officer, as well as any performance measures, goals, targets and business objectives that may be applicable with respect to any component of such compensation mix. The compensation committee determines the benefits and severance arrangements, if any, that we make available to executive officers.
Named Executive Officers
This section discusses the material components of the executive compensation program for Wheels Up’s executive officers who are named in the “Summary Compensation Table” below. The Company’s named executive officers for the year ended December 31, 2021, which consist of our principal executive officer and our two most highly compensated executive officers, are:
• Kenny Dichter, our Chief Executive Officer and Chairman of the Board;
• Vinayak Hegde, our President; and
• Eric Jacobs, our Chief Financial Officer
Summary Compensation Table
The following table provides information regarding the compensation earned by the Company’s named executive officers for services rendered in all capacities during the years ended December 31, 2021 and 2020, respectively.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Plan Compensation ($)(4)	All Other Compensation ($)	Total ($)
Kenny Dichter	2021	950,000	—	—	—	1,710,000	6,845,783(5)	9,505,783
Founder & Chief Executive Officer	2020	842,212	175,000(6)	3,045,445(7)	—	1,900,000	893,309	6,855,966
Eric Jacobs	2021	480,769(8)	—	1,935,338	—	432,924	43,899(9)	2,892,930
Chief Financial Officer	2020	450,793	—	—	—	475,000	84,414	1,010,207
Vinayak Hegde	2021	312,692(10)	250,000(11)	5,379,070	4,373,729	346,483	27,094(12)	10,689,068
President
(1) Amounts listed for 2020 reflect a reduction in salary for Messrs. Dichter and Jacobs in the amount of 50% and 25%, respectively, for the period April 24, 2020 through July 17, 2020, implemented in conjunction with company-wide COVID-19 cost cutting initiatives. The annual base salary rates for such named executive officers for 2020, prior to giving effect to the aforementioned reductions, were $950,000 and $475,000, respectively.
(2) Amounts listed for 2021 represents the aggregate grant date fair value of restricted stock units granted to the named executive officer under the 2021 LTIP during 2021. Amounts listed for 2020 represents the aggregate grant date fair value of WUP profits interest and/or restricted interest awards granted to the named executive officer under the Wheels Up Partners Holdings LLC Equity Incentive Plan during 2020. Such amounts were calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC 718”) and using the assumptions contained in Note 14, Equity-Based Compensation of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. For details regarding the vesting conditions of the awards, see “— Outstanding Equity Awards at Year End” below.
(3) Amounts listed represents the aggregate grant date fair value of stock options granted to the named executive officer under the 2021 LTIP during 2021. Such amounts were calculated in accordance with ASC 718 and using the assumptions contained in Note 14, Equity-Based Compensation of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. For details regarding the vesting conditions of the award, see “— Outstanding Equity Awards at Year End” below.
(4) The amounts for 2021 and 2020 represents the amounts earned by our named executive officers upon the achievement of certain Company performance objectives approved by our Board for fiscal year 2021 and 2020, respectively. Except as required to comply with the limitations described under “Narrative to the Summary Compensation Table ― CARES Act Compensation Limitation,” these amounts were paid to the named executive officers during the first quarter of the subsequent fiscal year. Please see the description of the annual bonus program under “Bonuses and Non-Equity Incentive Plan Compensation” below.
(5) Includes the payment of premiums for life insurance in the amount of $76,500 per year, $79,200 to reflect the cost of a driver provided by the Company to Mr. Dichter and contributions by the Company to its 401(k) plan in the amount of $12,730. Mr. Dichter was awarded 250 hours of flight time on our aircraft in calendar year 2021, of which he used 244.9 hours. The amount presented above also reflects $1,119,913 of incremental cost to the Company with respect to Mr. Dichter’s use of 244.9 hours of flight time in 2021, 25 hours of which were upgraded to the next cabin level based on availability of aircraft at the time of flight. Any flight hours not utilized in the year in which granted may be carried over to subsequent years so long as the executive remains a paid member in good standing of the Wheels Up membership program. Mr. Dichter also incurred $184,185 of taxable income for use of 244.9 hours of flight time, calculated in accordance with the tax Standard Industry Fare Level (“SIFL”), which is not included in the amount presented. See “―Aircraft Use”. In addition, represents $5,557,440 representing the forgiveness of a loan, including accrued interest, prior to the effectiveness of the registration statement on Form S-4 filed by Aspirational, which the SEC declared effective on June 23, 2021. For additional information, see the section entitled “Narrative to the Summary Compensation Table ― Executive Loan.”
(6) Represents a signing bonus that was paid to Mr. Dichter in connection with the execution of his employment agreement with WUP dated April 17, 2020.
(7) On December 30, 2020, Mr. Dichter forfeited 888,475 WUP profits interests granted to him on April 29, 2020 under the Wheels Up Partners Holdings LLC Equity Incentive Plan. In accordance with the SEC’s rules, the amount disclosed reflects the full value of his awards received in 2020, inclusive of the forfeited interests.
(8) Reflects actual base salary paid to Mr. Jacobs during fiscal year 2021, based on an annualized salary of $475,000 from January 1, 2021 through September 13, 2021 and an annualized salary of $495,000 through the end of the fiscal year.
(9) Mr. Jacobs was awarded 55 hours of flight time on our aircraft in calendar year 2021, of which he used 7.8 hours. The amount presented above reflects $35,519 of incremental cost to the Company with respect to Mr. Jacob’s use of 7.8 hours of flight time in 2021. Any flight hours not utilized in the year in which granted may be carried over to subsequent years so long as the executive remains a paid member in good standing of the Wheels Up membership program. Mr. Jacobs also incurred $5,778 of taxable income for use of 7.8 hours of flight time, calculated in accordance with SIFL, which is not included in the amount presented. See “―Aircraft Use”. Additionally, Mr. Jacobs purchased $50,000 worth of discounted flight time during 2021. The discounted hourly rate paid by Mr. Jacobs had been previously approved by the Board, which the Company believes covers the aggregate incremental costs to Wheels Up. Accordingly, the amount above does not reflect any compensation to Mr. Jacobs for such purchased flight hours. The amount presented above also reflects contributions by the Company to its 401(k) plan in the amount of $8,380.
(10) Reflects actual base salary paid to Mr. Hegde during fiscal year 2021, based on an annualized salary of $475,000 from his start date through September 13, 2021, the date on which he was appointed President, and an annualized salary of $495,000 through the end of the fiscal year.
(11) Represents a signing bonus that was paid to Mr. Hegde in connection with the execution of his employment agreement with WUP dated April 17, 2021.
(12) Mr. Hegde was awarded 35 hours of flight time on our aircraft in calendar year 2021, of which he used 5.3 hours. The amount presented above reflects $21,911 of incremental cost to the Company with respect to Mr. Hegde’s use of 5.3 hours of flight time in 2021. Any flight hours not utilized in the year in which granted may be carried over to subsequent years so long as the executive remains a paid member in good standing of the Wheels Up membership program. Mr. Hegde also incurred $2,579 of taxable income for use of 5.3 hours of flight time, calculated in accordance with SIFL, which is not included in the amount presented. See “―Aircraft Use”. The amount presented above also reflects contributions by the Company to its 401(k) plan in the amount of $5,183.
Narrative Disclosure to Summary Compensation Table
Compensation Philosophy
Hiring and retaining officers and other key employees has been critically important to ensuring continuity and stability in order to grow the Wheels Up business. In the evolving and competitive business environment, Wheels Up must continually develop and refine its service while identifying and capitalizing on potential business opportunities. Wheels Up recognizes that its success is in large part dependent on its ability to attract and retain talented employees. Therefore, the Wheels Up executive compensation and benefits program has been designed to attract, retain and incentivize a highly talented and committed team of executive officers who share the Wheels Up vision and desire to work toward its goals. The Board historically has determined compensation for the executive officers, considering economic and business conditions, experience, internal pay equity and individual negotiations.
Primary Elements of Compensation
Base Salary. Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions and has been established by the Board considering each individual’s role, responsibilities, skills and experience.
Annual Incentive Bonuses. The Wheels Up annual cash bonus program is intended to reward the named executive officers for meeting objective or subjective performance goals during the year.
Long-Term Equity Incentives. The Wheels Up equity grant program is intended to align the interest of the named executive officers with those of its equity holders to motivate them to make important contributions to the performance of Wheels Up. For more information regarding the equity grant plans of Wheels Up prior to the Business Combination, see “— Wheels Up Equity Incentive Plan” and “— Wheels Up Option Plan” below. In addition, under the 2021 LTIP the named executive officers are entitled to receive equity incentive awards in accordance with the terms and conditions of such plan.

Retirement and Other Benefits. The named executive officers and key employees are eligible to participate in the Wheels Up employee benefit plans provided for other employees, such as a 401(k) plan, life insurance, group health insurance and short- and long-term disability insurance. Wheels Up does not have a defined benefit retirement plan.
CARES Act Compensation Limitation
As discussed elsewhere in this Annual Report, Wheels Up applied for government assistance under the Payroll Support Program from the Treasury as directed by the CARES Act. In connection with this Payroll Support Program assistance, Wheels Up agreed to limit the compensation that it pays to certain of its highly compensated employees, including the named executive officers, during any 12-consecutive month period prior to March 24, 2022. The maximum amount that may be paid to each named executive officer during the rolling 12-month period is approximately $9,571,474 for Mr. Dichter and approximately $4,561,229 for Mr. Jacobs; since Mr. Hegde was hired after the receipt of CARES Act assistance, he is not subject to any such limitation. Wheels Up monitors compliance with this limitation by reference to the amount of compensation Wheels Up pays to the executive each calendar month that Wheels Up would report in the summary compensation table for such month. No named executive officer exceeded his 12 consecutive month compensation limit as of the date of this Annual Report.
Aircraft Use
Wheels Up’s executive officers use its aircraft for flights that are integrally and directly related to their business duties. Given the nature of its business, Wheels Up also expects its executive officers to utilize its aircraft for personal benefit, as a way to help promote, increase and maintain the Wheels Up brand. Accordingly, Wheels Up allocates to its executive officers and members of the Board a specified number of hours per year of flight time. Executives and members of the Board are all required to pay the initiation fee to join the Wheels Up Core membership program and must remain a member in good standing, including payment of annual dues, in order to utilize the aforementioned hours of flight time. Flight time not utilized in the calendar year in which granted may be carried over to subsequent years so long as the executive or director remains a member of Wheels Up in good standing. For 2021, the aggregate incremental cost to the company of Wheels Up’s Chief Executive Officer’s personal use of its aircraft was $1,119,913. In addition, the aggregate incremental cost for the other named executive officers was $57,430. Wheels Up determines the incremental cost of the personal use of its corporate aircraft based on the variable operating costs to the company, which includes: (i) landing, ramp and parking fees and expenses; (ii) crew travel expenses; (iii) supplies and catering; (iv) aircraft fuel and oil expenses per hour of flight; (v) any customs, foreign permit and similar fees; (vi) crew travel; and (vii) passenger ground transportation. Because the aircraft are used primarily for business purposes, this methodology excludes fixed costs that do not change based on usage, such as the salaries of pilots and crew, purchase or lease costs of aircraft and costs of maintenance and upkeep. On occasion, Wheels Up executive officers may have family members and other guests accompany them on the aircraft when traveling for Wheels Up business; there is no incremental cost to Wheels Up for guests accompanying such executive officers on the aircraft for business travel. The executive officers incur taxable income for usage of their granted flight time, calculated in accordance with the tax Standard Industry Fare Level. Wheels Up does not grant bonuses to cover, reimburse or otherwise “gross-up” any income tax owed for personal travel on its aircraft. The executive officer may also pay for any personal travel in excess of the executive’s allotted hours, based on discounted hourly rates that have been approved by the Board and that cover the incremental costs to Wheels Up.
Employment Agreements
Wheels Up previously entered into employment agreements with each of its named executive officers. All such employment agreements provide for “at will” employment. Certain of the compensation paid to the named executive officers reflected in the Summary Compensation Table was provided pursuant to such employment agreements, which are summarized below.
Kenny Dichter. Pursuant to his employment agreement, dated April 17, 2020, Mr. Dichter is entitled to receive an initial base salary which is subject to annual review and further periodic increase by the Board. He is also entitled to earn an annual incentive bonus with a target amount equal to 200% of his base salary, subject to the satisfaction of certain performance metrics established by the Board. Mr. Dichter is also eligible to participate in the employee benefit plans available to Wheels Up employees, subject to the terms of those plans. In addition, Mr. Dichter is allocated flight time of up to 100 hours per year on mid-cabin aircraft and 150 hours per year on light-cabin aircraft; he may also purchase up to 150 additional flight hours per year on mid- and light-cabin aircraft at the prevailing rate and the terms available for purchase generally to other senior executives of Wheels Up and members of its Board. Upon execution of his employment agreement in April 2020, Mr. Dichter was also entitled to a signing bonus in a lump-sum amount of $175,000 and also received a grant of WUP profits interests. Mr. Dichter voluntarily forfeited 888,475 of such WUP profits interests to Wheels Up on December 30, 2020, so that the number of interests subject to such awards could be granted to other key employees of the company.
Mr. Dichter’s employment agreement provides that, in the event his employment is terminated by Wheels Up without “Cause” or by Mr. Dichter for “Good Reason” (as each such term is defined below), he will be entitled to receive the following severance payments and benefits: (i) an amount equal to two times the sum of (A) his then-current base salary (the “Base Salary Severance”) and (B) his target annual bonus (the “Severance Bonus”); and (ii) if Mr. Dichter elects to continue health care continuation coverage pursuant to COBRA or elects coverage under a different health plan, reimbursement for the lesser of (A) the cost of continuation coverage under COBRA and (B) the cost of coverage under a different health plan. Such payments and benefits will be payable to Mr. Dichter as follows: (i) the Base Salary Severance will be payable as salary continuation over the 24-month period following termination; (ii) the Severance Bonus will commence upon the first payroll period on or after March 15 of the year following the year of termination and will be payable in installments for such period that runs concurrently with the remaining period that Mr. Dichter is receiving the Base Salary Severance; and (iii) the health care reimbursement amount will be payable over the 24-month period following termination. In addition, Mr. Dichter will also be allocated 200 flight hours per year during the 24-month period following his termination. All such payments and benefits are conditioned upon Mr. Dichter’s execution and non-revocation of a general release of claims in Wheels Up’s favor within 60 days following his termination of employment.
For purposes of Mr. Dichter’s employment agreement, the term “Cause” means the occurrence of any of the following, which is not cured by Mr. Dichter (if capable of cure) within 30 days after his receipt of written notice from Wheels Up: (i) material dishonesty in the performance of Mr. Dichter’s duties or the failure, whether willful, intentional or grossly negligent, to perform his duties; (ii) willful misconduct in the connection with the performance of his duties; (iii) Mr. Dichter’s conviction of, or entering a plea of guilty or nolo contendere to, a crime that constitutes a felony or with respect to a misdemeanor involving moral turpitude; (iv) a material breach by Mr. Dichter of any material covenant or provision contained in his employment agreement or the “Employee Confidentiality Agreement and Restrictive Covenants” executed concurrently with the employment agreement; (v) Wheels Up, after reasonable investigation, finds that Mr. Dichter has violated any material policies of Wheels Up; (vi) a willful failure or refusal by Mr. Dichter to comply with a written directive from the Board; or (vii) a confirmed positive illegal drug test for Mr. Dichter. In addition, the term “Good Reason” means the occurrence of any of the following, which is not cured by Wheels Up (if capable of cure) within 30 days after its receipt of written notice from Mr. Dichter provided within 60 days of the existence of any such event: (i) a material breach by Wheels Up of any material covenant or provision of his employment agreement, or a breach of any equity award agreement, plan or related document that materially affects Mr. Dichter’s rights or benefits with respect to any equity award granted to him; (ii) any involuntary change in Mr. Dichter’s title or reporting relationships or any involuntary material diminution in his material duties, authorities or responsibilities; (iii) a reduction in Mr. Dichter’s base salary or target annual bonus opportunity; or (iv) the relocation of Mr. Dichter’s principal place of business outside of New York, New York or the state of New Jersey.
In the event that Mr. Dichter’s employment is terminated by Wheels Up without Cause or by Mr. Dichter for Good Reason, in either case, within the six months preceding or 12 months following a “Change in Control” of Wheels Up (as defined below), the aggregate Base Salary Severance and the Severance Bonus payments will be increased to three times the sum of his then-current base salary and target annual bonus, and such payments will be made over a period of 36 months instead of 24. All such payments and benefits are likewise conditioned upon Mr. Dichter’s execution and non-revocation of a general release of claims in Wheels Up’s favor. Under Mr. Dichter’s employment agreement, a “Change in Control” has the meaning ascribed to such term under WUP’s current limited liability company agreement.

If Mr. Dichter’s employment with Wheels Up is terminated due to death or “Disability” (as defined below), Wheels Up will pay to him or his legal representative, as applicable, in addition to any other accrued or vested payments or benefits, (i) base salary for three months following termination, (ii) a pro-rated annual bonus based on the number of days Mr. Dichter was employed during the applicable fiscal year and (iii) in the case of termination due to Disability, and to the extent permissible under the terms of Wheels Up’s benefit plans, either (A) the provision of all employee benefits that Mr. Dichter was receiving prior to termination for a period of 12 months after the date of termination or (B) reimbursement for the cost of COBRA health continuation coverage under COBRA. Under Mr. Dichter’s employment agreement, the term “Disability” is defined as any physical or mental disability where Mr. Dichter, in the good faith judgment of the Board, is unable substantially and competently to perform his duties for a period of 90 consecutive days or for 90 non-consecutive days during any six-month period.
In addition, Mr. Dichter has entered an Employee Confidentiality Agreement and Restrictive Covenants with Wheels Up that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Mr. Dichter’s employment and for 24 months thereafter.
Eric Jacobs. Pursuant to his employment agreement, dated April 5, 2018, Mr. Jacobs is entitled to receive an initial base salary which is subject to annual review and further periodic increase by the Board. He is also entitled to earn an annual incentive bonus with a target amount equal to 100% of his base salary, subject to the satisfaction of certain performance metrics established by the Board. Mr. Jacobs is also eligible to participate in the employee benefit plans available to Wheels Up employees, subject to the terms of those plans. In addition, Mr. Jacobs is allocated a minimum flight time of 15 hours per year on light-cabin aircraft and six hours per year on mid-cabin aircraft; he may also purchase additional flight hours up to 15 hours per year on light-cabin aircraft and six hours per year on mid-cabin aircraft at the prevailing rate and the terms available for purchase generally to other senior executives of Wheels Up and members of its Board.
Mr. Jacobs’ employment agreement provides that, in the event his employment is terminated by Wheels Up without “Cause” or by Mr. Jacobs for “Good Reason” (as each such term is defined below), he will be entitled to receive the following severance payments and benefits: (i) an amount equal to the sum of (A) his then-current base salary (the “Base Salary Severance”) and (B) the annual bonus that would have otherwise been payable to Mr. Jacobs (without regard to achievement of individual performance goals and with the weighting of Wheels Up and other performance goals proportionately increased, in determining the bonus amount) (the “Severance Bonus”); and (ii) if Mr. Jacobs elects to continue health care continuation coverage pursuant to COBRA or elects coverage under a different health plan, reimbursement for the lesser of (A) the cost of continuation coverage under COBRA and (B) the cost of coverage under a different health plan. Such payments and benefits will be payable to Mr. Jacobs as follows: (i) the Base Salary Severance will be payable as salary continuation over the 12-month period following termination; (ii) the Severance Bonus will commence upon the determination of executive bonuses by the Board for the year in which Mr. Jacobs is terminated and will be payable in installments for such period that runs concurrently with the remaining period that Mr. Jacobs is receiving the Base Salary Severance; and (iii) the health care reimbursement amount will be payable over the 12-month period following termination. All such payments and benefits are conditioned upon Mr. Jacob’s execution and non-revocation of a general release of claims in Wheels Up’s favor within 60 days following his termination of employment. The terms “Cause” and “Good Reason” each have the same definitions under Mr. Jacobs’ agreement as those described above with respect to Mr. Dichter’s employment agreement.
If Mr. Jacobs’ employment with Wheels Up is terminated due to death or “Disability” (as defined below), Wheels Up will pay to him or his legal representative, as applicable, in addition to any other accrued or vested payments or benefits, (i) base salary for three months following termination, (ii) a pro-rated annual bonus based on the number of days Mr. Jacobs was employed during the applicable fiscal year and (iii) in the case of termination due to Disability, and to the extent permissible under the terms of Wheels Up’s benefit plans, the provision of all employee benefits that Mr. Jacobs was receiving prior to termination for a period of six months after the date of termination. The term “Disability” has the same definition under Mr. Jacobs’ agreement as that term is described above with respect to Mr. Dichter’s employment agreement.

In addition, Mr. Jacobs has entered an Employee Confidentiality Agreement and Restrictive Covenants with Wheels Up that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Mr. Jacobs’ employment and for 12 months thereafter.
Vinayak Hegde. Pursuant to his employment agreement, dated April 27, 2021 and subsequently amended on February 28, 2022, Mr. Hegde is entitled to receive an initial base salary, which is subject to annual review and further periodic increase by the Board. Upon execution of his employment agreement in April 2021, Mr. Hegde was entitled to a signing bonus in a lump-sum amount of $250,000 and within 30 days from the effective date of the amendment to his employment agreement he is entitled to a one-time cash bonus equal to $25,846. He is also entitled to earn an annual incentive bonus with a target amount equal to 125% of his base salary, subject to the satisfaction of certain performance metrics established by the Board. During the first 12 months of Mr. Hegde’s employment, his annual bonus is guaranteed at the target bonus level of 100% between May 5, 2021 and October 4, 2021 and 125% from October 5, 2021 and May 5, 2022. Mr. Hegde is also eligible to participate in the employee benefit plans available to Wheels Up employees, subject to the terms of those plans. In addition, Mr. Hegde is allocated a minimum flight time of 20 hours per year on light-cabin aircraft and 15 hours per year on mid-cabin aircraft; he may also purchase additional flight hours up to 15 hours per year on light-cabin aircraft and six hours per year on mid-cabin aircraft at the prevailing rate and the terms available for purchase generally to other senior executives of Wheels Up and members of its Board. Commencing January 1, 2022, Mr. Hegde is allocated a minimum flight time of 15 hours per year on light-cabin aircraft and 50 hours per year on mid-cabin aircraft in accordance with the Company’s executive flight hour plan; he may also purchase additional flight hours up to 15 hours per year on light-cabin aircraft and 50 hours per year on mid-cabin aircraft at the prevailing rate and the terms available for purchase generally to other senior executives of Wheels Up. In addition, the Company is obligated to recommend to the Compensation Committee that Mr. Hegde be granted a one-time equity award of 1,377,411 restricted stock units under the 2021 LTIP. The Compensation Committee approved such award on February 8, 2022 and vests in equal, annual installments over a three-year period on each anniversary of the grant date.
Mr. Hegde’s employment agreement provides that, in the event his employment is terminated by Wheels Up without “Cause” or by Mr. Hegde for “Good Reason” (as each such term is defined below), he will be entitled to receive the following severance payments and benefits: (i) an amount equal to the sum of (A) his then-current base salary (the “Base Salary Severance”) and (B) the annual bonus that would have otherwise been payable to Mr. Hegde (without regard to achievement of individual performance goals and with the weighting of Wheels Up and other performance goals proportionately increased, in determining the bonus amount) (the “Severance Bonus”); and (ii) if Mr. Hegde elects to continue health care continuation coverage pursuant to COBRA or elects coverage under a different health plan, reimbursement for the lesser of (A) the cost of continuation coverage under COBRA and (B) the cost of coverage under a different health plan. Such payments and benefits will be payable to Mr. Hegde as follows: (i) the Base Salary Severance will be payable as salary continuation over the 12-month period following termination; (ii) the Severance Bonus will commence upon the determination of executive bonuses by the Board for the year in which Mr. Hegde is terminated and will be payable in installments for such period that runs concurrently with the remaining period that Mr. Hegde is receiving the Base Salary Severance; and (iii) the health care reimbursement amount will be payable over the 12-month period following termination. All such payments and benefits are conditioned upon Mr. Hegde’s execution and non-revocation of a general release of claims in Wheels Up’s favor within 60 days following his termination of employment. The terms “Cause” and “Good Reason” each have the same definitions under Mr. Hegde’ agreement as those described above with respect to Mr. Dichter’s employment agreement.
If Mr. Hegde’s employment with Wheels Up is terminated due to death or “Disability” (as defined below), Wheels Up will pay to him or his legal representative, as applicable, in addition to any other accrued or vested payments or benefits, (i) base salary for three months following termination, (ii) a pro-rated annual bonus based on the number of days Mr. Hegde was employed during the applicable fiscal year and (iii) in the case of termination due to Disability, and to the extent permissible under the terms of Wheels Up’s benefit plans, the provision of all employee benefits that Mr. Hegde was receiving prior to termination for a period of six months after the date of termination. The term “Disability” has the same definition under Mr. Hegde’s agreement as that term is described above with respect to Mr. Dichter’s employment agreement.

In addition, Mr. Hegde has entered an Employee Confidentiality Agreement and Restrictive Covenants with Wheels Up that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Mr. Hegde’s employment and for 12 months thereafter.
Executive Loan
In 2016, the Board determined to incentivize Mr. Dichter with additional equity in connection with his continued retention as Chief Executive Officer of Wheels Up. Rather than provide newly issued equity interests, which would have been dilutive to Wheels Up’s equityholders, the Board approved a loan to fund Mr. Dichter’s purchase of outstanding equity interests from a founding executive who was departing Wheels Up. The unpaid principal amount of the loan had an interest rate per annum equal to 1.81%. Prior to the effectiveness of the registration statement on Form S-4 filed by Aspirational, which the SEC declared effective on June 23, 2021, the Board forgave the loan. The amount of forgiveness resulted in Mr. Dichter recognizing approximately $5.5 million of compensation, and Mr. Dichter, at the time of such forgiveness, paid to Wheels Up approximately $2.5 million so that the company could satisfy its tax withholding obligations with respect to such compensation.
WUP Equity Incentive Plan
WUP adopted the Wheels Up Partners Holdings LLC Equity Incentive Plan in 2015 (the “WUP Equity Incentive Plan”), of which the last amended and restated version thereof (the Wheels Up Partners Holdings LLC Equity Incentive Plan VIII) was adopted in April 2020. The WUP Equity Incentive Plan has a term of ten years from the date of adoption. Effective as of the consummation of the Business Combination, the WUP board of directors determined not to make any further awards under the WUP Equity Incentive Plan, but all outstanding awards will continue to be governed by their existing terms.
The WUP Equity Incentive Plan provided for the grant of (i) membership interests in the form of “profits interests” in Wheels Up MIP LLC (“MIP LLC”), a single-purpose entity formed for the purpose of administering and effectuating the WUP Equity Incentive Plan, (ii) membership interests in the form of restricted interests in Wheels Up MIP RI LLC (“MIP RI LLC”), another single-purpose entity formed for the purpose of administering and effectuating the plan or (iii) membership interests or other equity or equity-based awards in WUP, including without limitation, profits interests, restricted interests, options or phantom equity.
The WUP Equity Incentive Plan was administered by the WUP board of directors and its compensation committee, which had the authority to select, from among the individuals eligible for awards, the individuals to whom awards may be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the WUP Equity Incentive Plan. The Board currently has the authority to amend, suspend or terminate the WUP Equity Incentive Plan; provided that no such action affects or materially impairs the rights of a participant under an outstanding equity award without the consent of such participant. Employees, directors and consultants of WUP were eligible to participate in the WUP Equity Incentive Plan.
With respect to profits interest awards granted to eligible participants under the WUP Equity Incentive Plan, such equity awards consisted of membership interests in MIP LLC, which provided the participant with the right to participate in distributions to the extent such distributions were attributable to income and growth of the value of MIP LLC, and indirectly attributable to income and growth of the value of WUP, after the date of issuance. With respect to such profits interest awards, the threshold value of WUP, above which the participant had the right to participate (the “Participation Threshold”), was equal to the equity value of WUP as of the date of issuance of such profits interests, as determined by the WUP board of directors. Concurrently with the issuance of such profits interest award to an eligible participant, WUP issued to MIP LLC common interests in WUP that were designated as “profits interests” in WUP (and therefore only represented the right to participate in distributions attributable to the income and growth of WUP over the Participation Threshold for such MIP LLC profits interest). Each profits interest award agreement set forth the vesting schedule of the profits interest award and other applicable terms and conditions.

Similar to the profits interest awards, restricted interest awards granted to participants under the Wheels Up Equity Incentive Plan were comprised of restricted interests in MIP RI LLC, and concurrently with such issuance, WUP issued to MIP RI LLC common interests in WUP that were designated as “restricted interests.” Each restricted interest award agreement set forth the vesting schedule of the restricted interest award (including both service- and performance-based vesting criteria), as well as other applicable terms and conditions.
The treatment of outstanding WUP profits interests and WUP restricted interests under the WUP Equity Incentive Plan in the Business Combination is described in Note 3, Business Combination of the Notes to Consolidated Financial Statements included herein.
All awards granted under the WUP Equity Incentive Plan are subject to the terms and conditions of the WUP limited liability company agreement, as well as the limited liability company agreement of MIP LLC or MIP RI LLC, as applicable, to which each recipient of an award must become a party as a condition of receipt of a WUP profits interest or WUP restricted interest award. Such agreements govern the treatment of awards under events such as a change of control, initial public offering (including the Business Combination), liquidation or dissolution of WUP and contain certain other terms related to distributions and other payment mechanics affecting each such award.
WUP Option Plan
WUP adopted the Wheels Up Partners Holdings LLC Option Plan in 2016 (the “WUP Option Plan”), which was last amended in December 2020. The WUP Option Plan has a term of ten years from the date of adoption. Effective as of the consummation of the Business Combination, the Board determined not to make any further awards under the WUP Option Plan, but all outstanding awards will continue to be governed by their existing terms. Any future awards will be granted under the 2021 LTIP. For more information regarding the treatment of outstanding WUP options under the WUP Option Plan in the Business Combination, see Note 3, Business Combination of the Notes to Consolidated Financial Statements included herein.
The WUP Option Plan was administered by the WUP board of directors and its compensation committee, which had the authority to select, from among the individuals eligible for awards, the individuals to whom awards may be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the WUP Option Plan. The Board has the authority to amend, suspend or terminate the WUP Option Plan; provided that no such action affects or materially impairs the rights of a participant under an outstanding option award without the consent of such participant. Employees, directors and consultants of WUP were eligible to participate in the WUP Option Plan.
The WUP Option Plan provided for the award of options to purchase common interests in WUP. The exercise price for each option award under the WUP Option Plan was no less than the fair market value of a common interest of WUP as of the date of grant. Each option award agreement set forth the vesting schedule of the option and other applicable terms and conditions, including the extent to which a vested option may be exercisable following termination of the recipient’s service relationship. In the event of certain changes in corporate structure (such as a stock split, recapitalization, merger or reorganization), WUP’s board of directors could make appropriate adjustments to prevent diminution or enlargement of the benefits or potential benefits under the WUP Option Plan, including adjusting the aggregate number of common interests reserved for issuance thereunder, common interests subject to outstanding options and exercise prices of outstanding options. In the event of a transaction such as a merger or sale of all or substantially all of Wheels Up’s assets, the Board could take any number of actions, including, (i) the assumption or substitution of outstanding awards by the surviving entity, (ii) immediate exercisability of outstanding options and (iii) settlement of the intrinsic value of outstanding vested options in cash or cash equivalents or equity followed by the cancellation of all such options (whether or not then vested or exercisable).

Wheels Up 2021 LTIP
Wheels Up adopted the 2021 LTIP effective January 31, 2021. The 2021 LTIP is administered by the Board and its compensation committee, which has the authority to select, from among the individuals eligible for awards, the individuals to whom awards may be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award, subject to the provisions of the 2021 LTIP. The Board has the authority to amend, suspend or terminate the 2021 LTIP; provided that no such action affects or materially impairs the rights of a participant under an outstanding award without the consent of such participant. Eligible employees and key non-employees of Wheels Up are eligible to participate in the 2021 LTIP. The long-term incentive awards under the 2021 LTIP may consist of: incentive options, non-statutory options, restricted stock, restricted stock units, rights, dividend equivalents, other stock-based awards, performance awards, cash awards or any combination of the foregoing, as the Board and its compensation committee may determine.
Outstanding Equity Awards at Year End
The following table provides information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2021:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Share or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Kenny Dichter	—	—	—	—	3,096,199(3)	14,366,363	2,365,018(4)	10,973,684
Eric Jacobs	—	—	—	—	—	—	1,266,078(4)	5,874,602
	—	—	—	—	—	—	258,735(5)	1,200,530
Vinayak Hegde	153,464	767,321(6)	$10.00	7/13/2031	—	—	258,735(5)	1,200,530
	—	—	—	—	—	—	383,660(7)	1,780,182
(1) Represents the market value of WUP profits interests, based on the closing price per share of our Class A common stock on December 31, 2021, which was $4.64.
(2) Represents the market value of WUP restricted interests and restricted stock units, based on the closing price per share of our Class A common stock on December 31, 2021, which was $4.64.
(3) Represents unvested WUP profits interest awards, granted to Mr. Dichter on April 29, 2020, 1,752,623 and 1,343,576 are scheduled to vest on January 11, 2022 and 2023, respectively, subject to continued service through each such vesting date.
(4) Represents WUP restricted interest awards granted to Messrs. Dichter and Jacobs that are only earned subject to the satisfaction of both (i) service-based vesting and (ii) the occurrence of the first to occur of (A) a “Change of Control” of WUP or (B) a specified time period following an “Initial Public Offering” (as such terms are defined in the applicable restricted interest award agreement). The vesting commencement date for the service-based vesting component of all restricted interest awards granted to Messrs. Dichter and Jacobs was December 11, 2019, with 75% of the restricted interests vesting with respect to the service-based vesting component in three equal installments on December 11, 2020, July 13, 2021 and August 24, 2021, and the remaining 25% of such interests scheduled to vest with respect to the service-based vesting component on August 23, 2022, subject to continued service through such vesting date. Due to the Business Combination, the “second vesting sub-condition” (as defined in the respective award agreement) applicable to the restricted interest awards is satisfied upon the later to occur of (i) six months after the consummation of the Business Combination or (ii) 30 days after the expiration of any lock-up period applicable to senior management of WUP in connection with the Business Combination, subject to continued service through such date, in addition to any service-based vesting component. The “second vesting sub-condition” was satisfied on February 8, 2021, which was 30 days after the expiration of the lock-up period in connection with the Business Combination.
(5) Represents the unvested portion of RSU awards, granted to Messrs. Jacobs and Hegde on September 17, 2021, which are scheduled to vest in three equal installments on September 17, 2022, 2023 and 2024, subject to continued service through each such vesting date.

(6) Represents the unvested and unexercisable portion of options granted to Mr. Hegde on September 17, 2021, which are scheduled to vest quarterly in equal installments on February 5, 2022, May 5, 2022, August 5, 2022, November 5, 2022, February 5, 2023, May 5, 2023, August 5, 2023, November 5, 2023, February 5, 2024 and May 5, 2024.
(7) Represents the unvested portion of RSU awards, granted to Mr. Hegde on September 17, 2021, which are scheduled to vest quarterly in equal installments on February 5, 2022, May 5, 2022, August 5, 2022, November 5, 2022, February 5, 2023, May 5, 2023, August 5, 2023, November 5, 2023, February 5, 2024 and May 5, 2024
Potential Payments Upon Termination or Change of Control
The employment agreements with each of the named executive officers provide for certain severance payments and benefits upon a termination by Wheels Up without “Cause,” by the named executive officer for “Good Reason” or due to death or “Disability” (as each such term is defined in the applicable employment agreement). For more information regarding these severance payments and benefits, see “Narrative to the Summary Compensation Table — Employment Agreements” above.
Pursuant to the award agreements governing each of the awards held by the named executive officers, in the event such named executive officer is terminated by Wheels Up without “Cause” (as defined in the applicable stock option or WUP profits interest award agreement), any stock options or WUP profits interest granted under the WUP Option Plan or WUP Equity Incentive Plan that are scheduled to vest within six months following the date of such termination will vest as if no such termination has occurred. Additionally, upon the occurrence of a “Change of Control” of Wheels Up, certain stock options, restricted stock units or WUP profits interests that are unvested at such time will become fully vested and exercisable, as applicable, upon such Change of Control if (i) the named executive officer is performing services for Wheels Up at all times from the grant date through the Change of Control or (ii) the named executive officer was terminated by Wheels Up without Cause following the announcement of a Change of Control and such transaction closes within six months following the date of termination.
Pursuant to the terms of the award agreements with Messrs. Dichter and Jacobs, upon a “Change of Control” of Wheels Up (as defined in the WUP restricted interest award agreement), any then-unvested WUP restricted interest will accelerate, and the service-based vesting component will be deemed satisfied to the extent the named executive officer has remained employed with Wheels Up at all times from the grant date though such Change of Control. In addition, if a named executive officer’s employment is terminated at any time by Wheels Up without “Cause,” by the named executive for “Good Reason” or due to death or “Disability” (as each such term is defined in the restricted interest award agreement), any WUP restricted interest that would have otherwise become vested with respect to the service-based vesting component within 24 months following the date of termination had the named executive remained employed through such period shall accelerate and become vested upon the date of termination. To the extent that the performance-based vesting component has already been satisfied, then the WUP restricted interest will therefore be deemed fully vested as of such date of termination. To the extent that the performance-based vesting condition has not been satisfied as of the effective date of termination, then the accelerated interests will continue to remain outstanding for a period of seven years following termination, and, upon the satisfaction of the performance-based vesting condition at any time during such seven-year period, will thereafter be deemed fully vested. If the performance-based vesting condition is not satisfied within the seven-year period following termination, however, all WUP restricted interests (including any accelerated portion thereof) will automatically be forfeited for no consideration on the seventh anniversary of the effective date of the named executive officer’s termination of employment.
Director Compensation
The board of directors of Wheels Up approved the following non-employee director compensation program for certain non-employee members of the Board that became effective upon the Closing of the Business Combination. This program is intended to provide a total compensation package that enables Wheels Up to attract and retain qualified and experienced individuals to serve as directors and to align the directors’ interests with those of Wheels Up’s stockholders. The Board expects to review director compensation periodically to ensure that director compensation remains competitive such that Wheels Up is able to recruit and retain qualified directors.
Under such non-employee director compensation program, Wheels Up will reward directors in the form of a combination of cash retainer fees, equity incentive awards granted under the 2021 LTIP and flight hours, as set forth below. Directors who are employees of Wheels Up or appointed by Delta will not be eligible to receive any compensation for their service on the Board, and, as such, any reference to director compensation entitlements below will be deemed to exclude such directors.
With respect to cash retainers, each non-employee director will be eligible to receive an annual cash retainer in the amount of $50,000 for general availability and participation in meetings and conference calls of the Board. Additional amounts will also be payable for services performed as the Lead Director or for serving as a chair of a Board committee, as set forth below.
Additional Annual Retainers for the Lead Director and Board Committee Chairs:
Lead Director...............................................................................................................................................$35,000
Audit Committee Chair............................................................................................................................... $12,000
Compensation Committee Chair..................................................................................................................$10,000
Nominating and ESG Committee Chair...................................................................................................... $10,000
Safety and Security Committee Chair..........................................................................................................$10,000
All cash retainers will be paid within 30 days after the Company’s annual meeting of stockholders (the “Annual Meeting”), or in the case of the period between the Closing and first Annual Meeting, within 30 days after the Closing. Lead Director and Committee Chair retainers are in addition to the annual retainer for Board membership. No additional compensation will be paid for attending individual committee meetings of the Board. Unless otherwise determined by the Board, such fees will be prorated for any partial year of service.
With respect to equity retainers, each non-employee director will be eligible to receive an annual award of RSUs having an aggregate fair market value (as determined in accordance with the 2021 LTIP) of $175,000 as of the date of grant. With respect to the year of service commencing as of the Closing, each non-employee director will receive such RSU award as soon as administratively practicable after such date, subject to compliance with applicable securities laws. Each RSU award will vest in full upon the earlier of (i) the first anniversary of the date of grant or (ii) the date of the next Annual Meeting.
With respect to flight hours, each non-employee director will be entitled to annual flight hours having a value equal to $71,750, which is equivalent to 25 flight hours at $2,870 per hour. Five additional flight hours will also be awarded to the Lead Director and to each chair of a Board committee. In order to receive a grant of flight hours, each director must be a Wheels Up Core member in good standing at the time of such grant. The annual period for grants of flight hours will commence on the date of the Annual Meeting and end on the day immediately preceding the next Annual Meeting; provided that the first annual period commenced on the Closing. Members of the Board may also purchase additional flight hours or acquire any other Wheels Up products or services, in each case, at a price to be determined by the Board, but not less than the then-current direct operating cost to the Company.
In addition, Wheels Up’s policy is to reimburse directors for reasonable and necessary out-of-pocket expenses incurred in attending Board and committee meetings or performing other services in their capacities as directors. For purposes of attending Board or committee meetings, directors may also use Company aircraft or receive reimbursement for commercial air travel.
Board Aircraft Services
Given the nature of its business, Wheels Up expects its directors to utilize its services for personal benefit, as a way to help promote, increase and maintain the Wheels Up brand. Accordingly, Wheels Up allows all directors to acquire Wheels Up’s products and services at a price determined by the Board, but at amounts Wheels Up calculates to be not less than the then-current direct operating cost to Wheels Up. The Board has authorized Wheels Up to offer directors a reduced commission for its services in connection with the purchase of aircraft, equal to 50% of the then-current commission. In addition, the Board authorized Wheels Up to offer aircraft management services to directors. In connection with such services, a director who directly or indirectly owns an aircraft may lease such aircraft to the

Company under a standard aircraft lease agreement and aircraft services agreement with the Company. Subject to regular review by the Board, the director will receive approximately 90% of the net proceeds of any flights chartered on such aircraft, after expenses for such flight, but before maintenance and other service costs dues under the services agreement. There is no incremental cost to the Company for such services.
2021 Director Compensation Table
The following table provides information concerning the compensation of each director of the Board who did not serve as a named executive officer of Wheels Up during the year ended December 31, 2021. None of the non-employee directors received any compensation for their service on the WUP board of directors in fiscal year 2021 prior to the consummation of the Business Combination, and directors designated by Delta did not receive any compensation for their service as directors.

Name(1)	Fees earned or paid in cash ($)	RSU Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
David Adelman	95,000	130,900	27,231(4)	253,131
Timothy Armstrong	—	130,900	58,457	189,357
Chih Cheung	50,000	130,900	236,421	417,321
Marc Farrell	50,000	130,900	—	180,900
Admiral Michael Mullen	70,000	130,900	129,168	330,068
Eric Phillips	—	—	—	—
Brian Radecki	62,000	130,900	80,130	273,030
Erik Snell	—	—	—	—
Susan Schuman	50,000	130,900	117,671	298,571
Ravi Thakran	—	130,900	—	130,900
(1) In connection with the consummation of the Business Combination, David Adelman, Timothy Armstrong, Chih Cheung, Marc Farrell, Admiral Michael Mullen, Eric Phillips, Brian Radecki, Erik Snell and Susan Schuman were elected to the Board. Eric Phillips resigned from the Board on February 24, 2022.
(2) Represents the aggregate grant date fair value of RSUs granted under the 2021 LTIP, calculated in accordance with ASC 718 and using the assumptions contained in Note 14, Equity-Based Compensation of the Notes to Consolidated Financial Statements included herein. Each RSU was awarded to the applicable director on September 17, 2021 and is scheduled to vest on September 17, 2022, subject to continued service through the vesting date. As of December 31, 2021, the directors held the following equity awards under the Wheels Up Equity Incentive Plan, Wheels Up Option Plan or 2021 LTIP, as applicable: David Adelman, 172,645 WUP profits interests, 69,058 WUP options and 17,500 RSUs; Timothy Armstrong, 34,529 WUP profits interests, 46,039 WUP options and 17,500 RSUs; Chih Cheung, 115,097 WUP profits interests, 46,039 WUP options and 17,500 RSUs; Marc Farrell, 17,500 RSUs; Admiral Michael Mullen, 57,548 WUP profits interests, 57,548 WUP options and 17,500 RSUs; Brian Radecki, 126,607 WUP profits interests, 80,568 WUP options and 17,500 RSUs; Susan Schuman, 34,529 options and 17,500 RSUs; and Ravi Thakran, 17,500 RSUs. Messrs. Phillips and Snell held no equity awards in Wheels Up as of such date.
(3) The amount presented above reflect the incremental cost to the Company with respect to each director’s use of hours of flight time in 2021, as set forth in the table below. Any hours not utilized in the year in which granted may be carried over to subsequent years so long as the director remains a paid member in good standing of the Wheels Up membership program. For more information, see “— Aircraft Use” above.

Name	2021 Used Flight Hours	2021 Awarded Flight Hours
David Adelman	6.5	35
Timothy Armstrong	15.7	25
Chih Cheung	46.7	25
Marc Farrell	—	25
Admiral Michael Mullen	25.3	35
Eric Phillips	—	—
Brian Radecki	24.0	30

Erik Snell	—	—
Susan Schuman	21.2	25
Ravi Thakran	—	25
(4) Mr. Adelman purchased $450,000 worth of discounted flight time during 2021. The discounted hourly rate paid by Mr. Adelman had been previously approved by the Board, which the Company believes covers the aggregate incremental costs to Wheels Up. Accordingly, the amount above does not reflect any compensation to Mr. Adelman for such purchased flight hours. For more information, see “— Aircraft Use” above. In addition, an affiliate of Mr. Adelman entered into an Exclusive Aircraft Lease Agreement and Aircraft Services Agreement with Gama, pursuant to which Gama leases an aircraft for such entity and provides standard maintenance and service for such aircraft. There is no incremental cost to the Company for such services, so, the amount above does not reflect any compensation to Mr. Adelman for such services. For more information, see “— Board Aircraft Services” above.
None of Aspirational’s directors received any cash compensation for services rendered to Aspirational. However, upon the consummation of the Business Combination, Aspirational paid each of the independent directors $3,125 per month in the aggregate for each month of his or her services to Aspirational.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information known to Wheels Up regarding the beneficial ownership of our Class A common stock as of March 4, 2022 by:
•each person who is known to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock;
•each of Wheels Up’s current executive officers and directors;
•all executive officers and directors of Wheels Up as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
The beneficial ownership percentages set forth in the table below are based on 244,152,189 shares of our Class A common stock issued and outstanding as of March 4, 2022. The following table excludes an aggregate of 12,521,467 shares of our Class A common stock issuable upon the exercise of public warrants or private placement warrants.
Unless otherwise indicated, Wheels Up believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock	Percentage of Outstanding Class A Common Stock (2)
5% Holders
Delta Air Lines, Inc.(3)	52,000,995	21.3%
Entities affiliated with Fidelity(4)	17,533,978	7.2%
Funds and accounts managed by T. Rowe Price(5)	13,633,936	5.6%
Directors and Executive Officers
Kenny Dichter(6)	20,516,093	8.2%
Eric Jacobs(7)	2,626,154	1.1%
Vinayak Hegde(8)	345,294	*
Erik Snell	—	—
Dwight James	—	—
Admiral Michael Mullen(9)	125,920	*
Brian Radecki(10)	250,904	*
Chih Cheung(11)	129,485	*
David Adelman(12)	1,661,761	*
Marc Farrell	—	—
Susan Schuman(13)	17,265	*
Timothy Armstrong(14)	1,091,523	*
Ravi Thakran(15)	3,082,339	1.3%
All Wheels Up directors and executive officers as a group (18 individuals)(16)	33,853,036	13.1%
*Indicates less than one percent of the outstanding shares of our Class A common stock.

(1) Unless otherwise noted, the business address of each of those listed in the table above is c/o Wheels Up Experience Inc., 601 West 26th Street, New York, NY 10001.
(2) The beneficial ownership of Wheels Up as of March 4, 2022, is based on the shares of our Class A common stock outstanding as of such date plus, with respect to each beneficial owner, the number of shares of our Class A common stock such person had the right to acquire within 60 days of March 4, 2022.
(3) The address of Delta Air Lines, Inc. is Delta Air Lines, Inc., General Offices — Dept. 830, 1030 Delta Boulevard, Atlanta, Georgia 30354.
(4) Includes 6,070,061 shares of Class A common stock held of record by Mag & Co fbo Fidelity Growth Company Commingled Pool, 1,680,305 shares of Class A common stock held of record by Mag & Co fbo Mt. Vernon Street Trust: Fidelity Series Growth Company Fund, 6,071,208 shares of Class A common stock held of record by Powhattan & Co., LLC fbo Fidelity Mt. Vernon Street Trust: Fidelity Growth Company Fund, 810,477 shares of Class A common stock held of record by Booth & Co fbo Fidelity Securities Fund: Fidelity OTC Portfolio, 1,113,277 shares of Class A common stock held of record by M. Gardiner & Co fbo Fidelity Securities Fund: Fidelity Blue Chip Growth Fund, 38,332 shares of Class A common stock held of record by Mag & Co fbo Fidelity Blue Chip Growth Commingled Pool, 2,337 shares of Class A common stock held of record by Booth & Co fbo Fidelity Securities Fund: Fidelity Flex Large Cap Growth Fund, 961,536 shares of Class A common stock held of record by Mt. Vernon Street Trust: Fidelity Growth Company K6, 122,096 shares of Class A common stock held of record by Booth & Co fbo Fidelity Securities Fund: Fidelity Blue Chip Growth K6 Fund, 3,064 shares of Class A common stock held of record by THISBE & Co: fbo Fidelity Blue Chip Growth Institutional Trust, 132,086 shares of Class A common stock held of record by WAVECHART + Co fbo Fidelity Securities Fund: Fidelity Series Blue Chip Growth Fund and 88,809 shares of Class A common stock held of record by FLAPPER CO fbo Target Date Blue Chip Growth Commingled Pool. These accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company, LLC (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company, LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of each of the foregoing entities is 245 Summer Street, Boston, MA 02210.
(5) Includes 10,493,356 shares of Class A common stock held of record by T. Rowe Price New Horizons Fund, Inc., 1,086,991 shares of Class A common stock held of record by T. Rowe Price New Horizons Trust, 53,782 shares of Class A common stock held of record by T. Rowe Price U.S. Equities Trust and 2,000,000 shares allocated by T. Rowe Price Associates, Inc., as adviser or sub-adviser, among T. Rowe Price Small-Cap Value Fund, Inc., T. Rowe Price U.S. Small-Cap Value Equity Trust, T. Rowe Price U.S. Equities Trust and MassMutual Select Funds — MassMutual Select T. Rowe Price Small and Mid-Cap Blend Fund. The address of each of the foregoing entities is c/o T. Rowe Price Associates, Inc., 100 East Pratt Street Baltimore, Maryland 21202.
(6) Includes (i) 13,153,435 shares of Class A common stock held directly, of which 591,256 shares are subject to a lapsing right of forfeiture as of March 4, 2022 and (ii) 7,362,658 shares of Class A common stock representing shares issuable upon the exchange of WUP profits interests which will be exchangeable within 60 days of March 4, 2022 for shares of Class A common stock. The actual number of shares of Class A common stock received upon exchange of such WUP profits interests will depend on the trading price of our Class A common stock at the time of such exchange. Mr. Dichter’s reported beneficial ownership does not include shares of Class A common stock or shares of Class A common stock underlying WUP options held by members of his family as to which Mr. Dichter disclaims beneficial ownership.
(7) Includes (i) 821,417 shares of Class A common stock held directly, of which 316,250 shares are subject to a lapsing right of forfeiture as of March 4, 2022 and (ii) 1,804,737 shares of Class A common stock representing shares issuable upon the exchange of WUP profits interests which will be exchangeable within 60 days of March 4, 2022 for shares of Class A common stock and disregarding, any limits on exchangeability resulting from applicable lock-up restrictions. The actual number of shares of Class A common stock received upon exchange of such WUP profits interests will depend on the trading price of our Class A common stock at the time of such exchange.
(8) Includes 115,098 shares of Class A common stock issuable upon the settlement of restricted stock units which will be exchangeable within 60 days of March 4, 2022 for shares of Class A common stock and 230,196 shares of Class A common stock underlying options, which may be exercised within 60 days of March 4, 2022 for shares of Class A common stock.
(9) Includes (i) 30,965 shares of Class A common stock held directly, (ii) 48,916 shares of Class A common stock representing shares issuable upon the exchange of WUP profits interests which will be exchangeable within 60 days of March 4, 2022 for shares of Class A common stock and (iii) 46,039 shares of Class A common stock underlying WUP options, which may be exercised within 60 days of March 4, 2022 for shares of Class A common stock. The actual number of shares of Class A common stock received upon exchange of such WUP profits interests will depend on the trading price of our Class A common stock at the time of such exchange. Does not include 5,000 shares of A common stock acquired as a PIPE Investment by The 2019 Michael G. Mullen Irrevocable Trust dated October 24, 2019 (the “Mullen Trust”), of which the spouse of Admiral Mullen is the sole trustee. Admiral Mullen disclaims beneficial ownership of the shares held by the Mullen Trust, as to which Admiral Mullen does not exercise voting or dispositive power.
(10) Includes (i) 86,890 shares of Class A common stock held directly, (ii) 112,220 shares of Class A common stock representing shares issuable upon the exchange of WUP profits interests which will be exchangeable within 60 days of March 4, 2022 for shares of Class A common stock and (iii) 51,794 shares of Class A common stock underlying WUP options, which may be exercised within 60 days of March 4, 2022 for shares of Class A common stock. The actual number of shares of Class A common stock received upon exchange of such WUP profits interests will depend on the trading price of our Class A common stock at the time of such exchange.
(11) Includes (i) 106,465 shares of Class A common stock representing shares issuable upon the exchange of WUP profits interests which will be exchangeable within 60 days of March 4, 2022 for shares of Class A common stock, disregarding any limits on exchangeability resulting from applicable lock-up restrictions and (ii) 23,019 shares of Class A common stock underlying WUP options, which may be exercised within 60 days of March 4, 2022 for shares of Class A common stock. The actual number of shares of Class A common stock received upon exchange of such WUP profits interests will depend on the trading price of our Class A common stock at the time of such exchange.
(12) Includes (i) 1,071,851 shares of Class A common stock held by Darco Wheels Up, LLC, an entity controlled by Mr. Adelman, (ii) 400,000 shares of Class A common stock held by Darco Capital LP, an entity controlled by Mr. Adelman, (iii) 155,381 shares of Class A common stock representing shares issuable upon the exchange of WUP profits interests which will be exchangeable within 60 days of March 4, 2022 for shares of Class A common stock and (iv) 34,529 shares of Class A common stock underlying WUP options, which may be exercised within 60 days of March 4, 2022 for shares of Class A common stock. The actual number of shares of Class A common stock received upon exchange of such WUP profits interests will depend on the trading price of our Class A common stock at the time of such exchange.
(13) Includes 17,264 shares of Class A common stock underlying WUP options, which may be exercised within 60 days of March 4, 2022 for shares of Class A common stock.
(14) Includes (i) 1,007,710 shares of Class A common stock held by Polar Capital Group, LLC, an entity controlled by Mr. Armstrong, (ii) 9,000 shares of Class A common stock held by Armstrong Family Investment, LLC, an entity controlled by Mr. Armstrong, (iii) 51,794 shares of Class A common stock representing shares issuable upon the exchange of WUP profits interests which will be exchangeable within 60 days of March 4, 2022 for shares of Class A common stock and (iv) 23,019 shares of Class A common stock underlying WUP options, which may be exercised within 60 days of March 4, 2022 for shares of Class A common stock. The actual number of shares of Class A common stock received upon exchange of such WUP profits interests will depend on the trading price of Class A common stock at the time of such exchange.
(15) Includes (i) 1,746,004 shares of Class A common stock formerly held by the Sponsor and (ii) 1,336,335 shares of Class A common stock underlying the private placement warrants formerly held by the Sponsor.
(16) For purposes of computing the percentage of outstanding shares held by each person or group named above, any shares which that person or persons has or have the right to acquire within 60 days of March 4, 2022, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Other than compensation arrangements, including employment arrangements, with Wheels Up’s directors and executive officers, including those discussed in “Executive Compensation” and “Director Compensation,” the following is a description of each transaction since January 1, 2020 in which:
•Wheels Up or Aspirational was a party or will be a party;
•the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of Wheels Up’s total assets at year-end for the last two completed fiscal year; and
•any of Wheels Up’s directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.
Registration Rights Agreement
In connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, we, the Sponsor, certain WUP equityholders, Aspirational’s independent directors and the other parties thereto entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which we agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Class A common stock and other equity securities of Wheels Up that are held by the parties thereto from time to time, subject to the restrictions on transfer therein.
The Registration Rights Agreement amended and restated the registration rights agreement that was entered into by Aspirational, the Sponsor and the other parties thereto in connection with Aspirational’s initial public offering. The Registration Rights Agreement will terminate on the earlier of (i) the tenth anniversary of the date of the Registration Rights Agreement or (ii) with respect to any party thereto (other than Wheels Up), on the date that such party no longer holds any Registrable Securities (as defined therein).
Indemnification Agreements
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
Seventh Amended and Restated Limited Liability Company Agreement
Concurrently with the completion of the Business Combination, the existing Sixth Amended and Restated Limited Liability Company Agreement of WUP was amended and restated in its entirety to become the Seventh Amended and Restated Limited Liability Company Agreement (the “A&R LLCA”). We refer to the unitholders of WUP after the Business Combination as the “unitholders.” The unitholders initially include Wheels Up, Wheels Up Blocker Sub, Wheels Up MIP LLC and Wheels Up MIP RI LLC.
Units
Under the A&R LLCA, the outstanding equity interests of WUP consists of (i) a single class of common units (the “Surviving Entity Common Units”), (ii) a single class of PI Units (the “Wheels Up PI Units”), which are subdivided into separate series designations which correspond to the respective series designations of WUP Profits Interests issued and outstanding as of immediately prior to the Effective Time and (iii) a single class of EO Units (the “Wheels Up EO Units”).

The Surviving Entity Common Units are held entirely by Wheels Up and Wheels Up Blocker Sub, in an aggregate number equal to the aggregate number of shares of Class A common stock that is outstanding from time to time. The Wheels Up PI Units are held entirely by Wheels Up MIP LLC and are subject to substantially the same terms and conditions as were applicable to the WUP Profits Interest Awards immediately prior to the Effective Time that were converted into such units in connection with the Business Combination. Each Wheels Up PI Unit has a participation threshold (or “hurdle amount”) applicable to it that was determined on a basis to maintain the intrinsic value of related WUP Profits Interests Award immediately prior to the Effective Time. Wheels Up EO Units are held by Wheels Up MIP LLC and Wheels Up MIP RI LLC, and correspond to the pro rata amount of Earnout Shares that correspond to the holders of WUP Profits Interest Awards and WUP Restricted Interest Awards based on the number of such awards relative to the total outstanding interests of WUP as of immediately prior to the Effective Time, and subject to the same terms and conditions upon issuance as are applicable to the corresponding WUP Profits Interest Awards and WUP Restricted Interest Awards, respectively.
Exchange Rights
Pursuant to the terms and conditions of the operating agreements of Wheels Up MIP LLC and Wheels Up MIP RI LLC, the members of Wheels Up MIP LLC and Wheels Up MIP RI LLC may redeem their vested profits interests and EO interests in such entity, as applicable, for the vested Wheels Up PI Units and/or Wheels Up EO Units held by such entity corresponding thereto (such right, the “redemption right”). In accordance with the terms of the A&R LLCA, once redeemed, such vested Wheels Up PI Units and Wheels Up EO Units are exchangeable by such holder for shares of Class A common stock as follows (each, an “exchange right”): (i) each vested Wheels Up PI Unit is exchangeable for a number of shares of Class A common stock having an aggregate value equal to the intrinsic value of such Wheels Up PI Unit as of such date, which intrinsic value equals the then-current value of the Class A common stock less the hurdle amount per share for the particular Wheels Up PI Unit and (ii) each vested Wheels Up EO Unit is exchangeable for its pro rata portion of the applicable Earnout Shares to which such Wheels Up EO Units relates, after giving effect to any forfeiture or cancellation of Wheels Up PI Units and Wheels Up RI Units through the date the applicable Earnout Shares vested and become issuable to the WUP equityholders, unless, in each case, Wheels Up elects to exercise a right to instead pay an amount in cash to exchanging WUP award holders equal to the value of the Class A common stock that would otherwise have been delivered upon consummation of the applicable exchange. Pursuant to the terms and conditions of the operating agreements of Wheels Up MIP LLC and Wheels Up MIP RI LLC, a redemption right may only be exercised if the subsequent exchange right is immediately exercised. On the tenth anniversary of the Closing, all vested Wheels Up PI Units will be exchanged for Class A common stock, to the extent not previously exchanged.
Wheels Up is obligated to facilitate an exercise of an exchange right with respect to any vested Wheels Up PI Units or Wheels Up EO units by contributing to WUP Class A common stock or cash to be used to acquire the tendered units.
The holders of vested profits interests and EO interests in Wheels Up MIP LLC and Wheels Up MIP RI LLC are permitted to exercise their redemption rights and exchange rights at any time and from time to time, subject to applicable vesting requirements and lock-up restrictions. In addition, the exchange rights are subject to certain limitations and restrictions intended to ensure that WUP continues to be treated as a partnership for U.S. federal income tax purposes, including certain limitations that are only applicable during the remainder of 2021.
Management
WUP is managed by Wheels Up, as its managing member, which has full and complete charge of all affairs of WUP. As managing member, Wheels Up may appoint officers of WUP.
Transfer of Securities
Except in connection with the exercise of an exchange right, no unitholder is permitted to transfer its units in WUP without the prior written consent of Wheels Up, as WUP’s managing member.

Distributions and Allocations
Under the A&R LLCA, we have the right to determine when distributions will be made to the unitholders and the amount of any such distributions. If we authorize a distribution, such distribution will generally be made to the unitholders on a pro rata basis in accordance with the respective number of units they hold, subject to adjustments in certain circumstances to take into account the hurdle rates applicable to then-outstanding Wheels Up PI Units.
WUP will allocate its net income or net loss for each year to the unitholders pursuant to the terms of the A&R LLCA, and its unitholders, including Wheels Up, will generally incur U.S. federal, state and local income taxes on their share of any taxable income of WUP. Net income and losses of WUP generally will be allocated to unitholders on a pro rata basis in accordance with the respective number of units they hold, subject to requirements under U.S. federal income tax law that certain items of income, gain, loss or deduction be allocated disproportionately in certain circumstances. To the extent WUP has available cash, we intend to cause WUP to make generally pro rata distributions to its unitholders in an amount generally intended to allow the WUP unitholders to satisfy their respective income tax liabilities with respect to their allocable share of the income of WUP, based on certain assumptions and conventions, provided that the distribution will be sufficient to allow them to satisfy their respective actual tax liabilities.
Issuance of Equity
The A&R LLCA provides that at any time Wheels Up issues a share of Class A common stock or any other equity security, the net proceeds received by Wheels Up with respect to such issuance, if any, will be concurrently invested in WUP, and WUP will issue to Wheels Up one common unit or other economically equivalent equity interest. Conversely, if at any time, any shares of Class A common stock are redeemed, repurchased or otherwise acquired by us, WUP will redeem, repurchase or otherwise acquire an equal number of common units held by Wheels Up, upon the same terms and for the same price, as the shares of Class A common stock are redeemed, repurchased or otherwise acquired.
Wheels Up and MIP LLCs Expenses
Pursuant to the A&R LLCA, WUP is required to pay, or cause to be paid, all costs, fees, operating expenses and other expenses of Wheels Up (including the costs, fees and expenses of attorneys, accountants or other professionals and the compensation of all personnel providing services to the Company) incurred in pursuing and conducting, or otherwise related to, its activities, including in its capacity as managing member of WUP. In addition, WUP or Wheels Up is responsible for the ordinary and reasonable expenses incurred by Wheels Up MIP LLC and Wheels Up MIP RI LLC in connection with their continued existence and administration.
Dissolution
WUP will be dissolved only upon the first to occur of (i) an election by us to dissolve WUP, which election shall require the written consent of the holders of a majority of the profits interests then outstanding in Wheels Up MIP LLC and the written consent of the holders of a majority of the equity interests then outstanding in Wheels Up MIP RI LLC, (ii) WUP ceases to have any remaining members and (iii) the entry of a decree of judicial dissolution.
Executive Officer and Director Flight Purchases
We allocate to our executive officers and certain of our non-employee director a specified number of hours per calendar year of flight time. For additional information, see the section entitled “Executive Compensation — Narrative Disclosure to Summary Compensation Table — Aircraft Use” and “Executive Compensation — Director Compensation.”
Pre-Business Combination Related Person Transactions of WUP
Delta Equity Purchase Agreement
On January 17, 2020, WUP acquired DPJ, now known as WUPJ, from Delta pursuant to an Equity Purchase Agreement, dated as of December 11, 2019 (the “DPJ Purchase Agreement”). WUP acquired 100% of the outstanding equity of DPJ in exchange for the issuance to Delta of Class E Preferred Interests to Delta constituting 26.1% of the fully-diluted equity of WUP as of the time of issuance. The DPJ Purchase Agreement included a customary post-closing working capital and net cash adjustment. It also included customary representations and warranties and provided for indemnification by each party of certain identified fundamental representations and warranties, and Delta agreed to indemnify WUP for losses arising out of certain known incidents and pending litigation matters in existence prior to the acquisition. In connection with the closing of the acquisition of DPJ, WUP amended and restated WUP’s organizational documents to provide Delta with representation on WUP’s board of directors and certain other governance rights.
Commercial Arrangements with Delta
In connection with the closing of the acquisition of DPJ, WUP entered into a series of agreements constituting Wheels Up’s strategic partnership relationship with Delta. See the section entitled “Business — Our Strategic Outlook — Strategic Relationship with Delta” for a description of the benefits provided to Wheels Up’s customers through such relationship.
WUP’s strategic partnership relationship with Delta is set forth in the following agreements: (i) the CCA, (ii) the Program Participation Agreement (the “PPA”) and (iii) the Corporate Agreement (the “CA”).
The CCA contemplates that Wheels Up will work together with Delta each year to develop an annual joint marketing and communications plan that focuses on mutual revenue and brand goals, influence/ambassador partnerships and co-branded event opportunities, and that Delta and WUP will provide certain benefits to the other’s customers and share certain data.
The CCA also contemplates that WUP will provide certain in-kind benefits to Delta, measured on an annual basis. Examples of such in-kind benefits include Wheels Up members’ purchasing Delta products and services above a certain level and access for certain Delta customers to Wheels Down marketing activities, events and member experiences. WUP was required to use its commercially reasonable efforts to provide an unspecified amount of such benefits during 2021, and Delta was required to cooperate with such efforts. Such minimum levels were established by considering the impact of the COVID-19 pandemic on travel demand and in-person gatherings and the pace of industry recovery therefrom, measured against minimum levels to which WUP and Delta agreed to prior to the COVID-19 pandemic.
Subject to certain termination rights, the initial term of the CCA extends until January 2027 and automatically renews for two successive three-year terms unless either party notifies the other of its intent not to renew at least one year prior to the expiration of the then-current term.
Under the PPA, Wheels Up purchases miles in the SkyMiles Program from Delta to offer to Wheels Up’s customers as incentives, and Delta offers its SkyMiles Program members the opportunity to redeem miles for Wheels Up memberships and other Wheels Up products and services, which are paid for by Delta. Delta also provides complimentary Medallion status in its SkyMiles Program or, in certain cases, points in Delta’s SkyBonus® Program, to Wheels Up’s members that spend a certain minimum amount on Wheels Up’s products and services during a given calendar year. Wheels Up offers Delta SkyMiles 360 and certain other elite status SkyMiles Program members certain free and discounted Wheels Up memberships. During the term of the PPA and in certain cases for six months thereafter, Wheels Up is not permitted to enter into a marketing or enhanced benefits agreement or relationship with certain other commercial air carriers and Delta is not permitted to enter into a marketing or enhanced benefits agreement or relationship with any other U.S. private jet charter provider operating aircraft using 19 or fewer seats. The PPA will terminate upon the termination or expiration of the CCA, and Wheels Up may reduce or eliminate its obligation to provide SkyMiles to Wheels Up’s customers beginning in January 2023.
Pursuant to the CA, Delta provides Wheels Up with a corporate incentive program under which Wheels Up may purchase tickets at a discounted rate for certain flights operated by Delta and its codeshare partners for use by Wheels Up’s pilots and employees who are traveling for Wheels Up business. Wheels Up is required to provide Delta with corporate travel data that Delta may use to determine the terms of the discounts and to perform its obligations under the CA. Delta is permitted to modify the discounted rates on an annual basis by providing Wheels

Up with notice. If Wheels Up rejects any such modifications, Wheels Up can terminate the CA. The CA will automatically terminate upon the termination or expiration of the CCA.
In connection with the closing of the DPJ Purchase Agreement, Wheels Up also entered into an Executive Benefits Letter Agreement (the “Benefits Letter”) and a Transition Services Agreement (the “TSA”).
Under the Benefits Letter, certain persons currently and previously affiliated with Delta may purchase flights from Wheels Up at the incremental cost of the flights. In addition, Delta provides certain Wheels Up executives and employees with Delta 360 and SkyMiles Medallion benefits.
Under the TSA, Delta provides WUPJ with certain services that were previously provided by Delta when it owned WUPJ on a transitional basis for a limited period following the acquisition of DPJ by WUP. These services include information technology transition, human resources, payroll, sales and marketing and operational support services, the provision of certain no cost business travel to WUPJ leadership and pilots based on the number of segments flown for such purposes during 2019, and continuation of leisure travel flight privileges to legacy DPJ employees. All services provided pursuant to the TSA are or were to be provided for a period up to six, 12 or 24 months following the closing of the DPJ acquisition. Other than the following services, all services that were provided pursuant to the TSA have expired: (i) access to the system utilized for scheduling travel for WUPJ pilots, (ii) certain human resources and payroll services and (iii) the provision of certain business travel for WUPJ pilots. All services provided pursuant to the TSA are provided by Delta free of charge, except that WUPJ is responsible for certain third-party costs that it has historically paid.
Delta Subleases
WUPJ is party to two sublease agreements with Delta relating to the properties at Cincinnati/Northern Kentucky International Airport. Under the subleases, WUPJ pays Delta monthly rental fees, monthly utilities fees and certain other fees. The term of the sublease at 82 Comair Boulevard continues until December 30, 2025, and the term of the sublease at 87 Comair Boulevard continues until September 29, 2030.
Delta Investor Rights Letter
On February 1, 2021, WUP, Aspirational and Delta entered into the Delta Investor Rights Letter providing Delta with certain governance rights relating to Wheels Up post-Closing. The Delta Investor Rights Letter became effective upon the closing of the Business Combination. Pursuant to the Delta Investor Rights Letter, subject to certain conditions, Delta was entitled to designate two members of our Board at closing of the Business Combination, and to thereafter nominate (and if such director is not elected, to appoint, subject to certain limitations) two directors to the Board, with one such individual to serve as a Class I director and the other to serve as a Class III director. Directors designated by Delta do not receive any compensation for their service as directors. Eric Phillips and Erik Snell were Delta’s initial director designees under the Delta Investor Rights Letter to serve as of closing of the Business Combination. If Delta ceases to own at least 50% of the shares of Wheels Up common stock that it owned as of closing of the Business Combination, Delta will no longer have the right to nominate (or appoint, if applicable) one such director. If Delta ceases to own at least 25% of the shares of Common Stock that it owned as of closing of the Business Combination, Delta will no longer have any nomination (or appointment) rights. Wheels Up and Aspirational have agreed that, following the closing of the Business Combination, for so long as Delta continues to own at least 25% of the shares of Wheels Up common stock that it owns as of closing of the Business Combination or has a designated representative serving on the Board, Wheels Up will not, without the consent of Delta, issue any equity or equity-linked securities to certain domestic commercial air carriers or any of their respective subsidiaries or parent entities. Wheels Up and Aspirational have also agreed that, following the closing of the Business Combination, for so long as Delta continues to own at least 25% of the shares of Wheels Up common stock that it owns as of the closing of the Business Combination, Wheels Up will consult with Delta in hiring or terminating the employment of certain senior employees with responsibility for flight operations, safety, maintenance and quality control. If Wheels Up’s strategic partnership agreement with Delta is terminated by either party in accordance with its terms, Delta’s right to nominate (or appoint, if applicable) a second director, if applicable, and the right to consult with Wheels Up on the hiring and termination of certain employees with responsibility for flight operations, safety, maintenance and quality control will also terminate.

Reimbursement of Blocker-Related Expenses
In connection with the issuance of WUP Class B preferred interests, we entered into expense reimbursement letters with each of T. Rowe Price Associates, Inc. (“T. Rowe”) and certain investment funds managed Fidelity (collectively, “Fidelity”) pursuant to which we agreed to reimburse each of T. Rowe and Fidelity for reasonable out-of-pocket fees and expenses, including legal fees, incurred by them in connection with the administration, compliance and maintenance of their respective Blockers, on an annual basis. The Blockers maintained by T. Rowe and Fidelity ceased to exist following the Business Combination as a result of the Blocker Mergers.
PIPE Investment
Certain of Wheels Up’s directors and entities affiliated with Wheels Up’s directors, and Wheels Up equityholders that are the beneficial owner of more than 5% of Wheels Up common stock entered into subscription agreements with Aspirational, pursuant to which such persons subscribed for shares of Wheels Up Class A common stock in connection with the PIPE Investment. The following table sets forth information regarding the identity of such persons and the amount of Wheels Up Class A common stock subject to their applicable Subscription Agreement:

Name	Position	Amount of Subscription/Shares of Wheels Up Class A common stock
360 Capital Investments, LLC (affiliated with Brian Radecki)	Director	$500,000/50,000
Entities Affiliated with Chih Cheung	Director	$500,000/50,000
Persons/entities affiliated with or related to Tim Armstrong	Director	$250,000/25,000
Entities Affiliated with Fidelity	5% Stockholder	$45,000,000/4,500,000
Funds and accounts managed by T. Rowe Price	5% Stockholder	$20,000,000/2,000,000
Family Member
During 2020, an immediate family member of a Wheels Up executive and a member of the Board was employed as a full-time employee. This family member ended employment with Wheels Up in July 2021.
Pre-Business Combination Related Person Transactions of Aspirational
Founder Shares
Prior to Aspirational’s initial public offering, the Sponsor purchased 6,468,750 Aspirational Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.004 per share (the “founder shares”) and transferred 25,000 of such shares to each of Aspirational’s independent directors at their original per-share purchase price. On October 2, 2020, as a result of the underwriters’ election to partially exercise their over-allotment option, 475,092 Aspirational Class B ordinary shares were forfeited, resulting in an aggregate of 5,993,658 Aspirational Class B ordinary shares issued and outstanding, in order to maintain the ownership of founder shares of 20% of the issued and outstanding ordinary shares of Aspirational on such date.
These founder shares were identical to the Aspirational Class A ordinary shares included in the units sold in Aspirational’s initial public offering, except that (i) the founder shares were subject to certain transfer restrictions, (ii) the holders of the founder shares agreed pursuant to a letter agreement to waive (x) their redemption rights with respect to the founder shares and public shares held by them in connection with the completion of a business combination, (y) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend Aspirational’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial business combination or to redeem 100% of Aspirational’s public shares if it did not complete its initial business combination by September 25, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (z) their rights to liquidating distributions from the trust account with respect to the founder shares if Aspirational failed to complete a business combination by September

25, 2022, (iii) the founder shares were automatically convertible into Aspirational Class A ordinary shares at the time of the initial business combination and (v) the founder shares were entitled to registration rights.
In connection with the Business Combination, upon the Domestication, each of the 5,993,658 founder shares converted automatically, on a one-for-one basis, into a share of our Class A common stock.
Private Warrants
Simultaneously with the consummation of the initial public offering of Aspirational, the Sponsor purchased 4,333,333 warrants to purchase one Aspirational Class A ordinary share at an exercise price of $11.50 at a price of $1.50 per warrant, or $6.5 million in the aggregate, in a private placement. On October 2, 2020, as a result of the underwriters’ election to partially exercise their over-allotment option, the Sponsor purchased 196,617 Private Warrants at a price of $1.50 per warrant, bringing the aggregate purchase price for the founder Private Warrants to $6.8 million.
Each Private Warrant entitles the holder to purchase one share of Class A common stock for $11.50 per share. A portion of the proceeds from the sale of the Private Warrants was placed in the trust account of Aspirational. The Private Warrants are not redeemable by us so long as they are held by the Sponsor or its permitted transferees other than pursuant to Section 6.2 of the Warrant Agreement and only if the Reference Value (as defined in the Warrant Agreement) was equal to or exceeded $18.00 per share. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units that were sold as part of the initial public offering of Aspirational. The Sponsor, or its permitted transferees, has the option to exercise the Private Warrants for cash or on a cashless basis.
The Private Warrants are identical to the warrants included in the units sold in the initial public offering of Aspirational except that the Private Warrants: (i) are not redeemable by us other than pursuant to Section 6.2 of the Warrant Agreement and only if the Reference Value is equal to or exceeds $18.00 per share, (ii) may be exercised for cash or on a cashless basis so long as they are held by the Sponsor or any of its permitted transferees and (iii) are entitled to registration rights (including the shares issuable upon exercise of the Private Warrants). Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Warrants, including the Class A common stock issuable upon exercise of the Private Warrants (except to certain permitted transferees), until 30 days after the completion of the Business Combination.
In connection with the Business Combination, each of the 4,529,950 Private Warrants converted automatically into a warrant to acquire one share of our Class A common stock pursuant to the Warrant Agreement.
Registration Rights
The holders of the founder shares, Private Warrants, and any warrants that could have been issued upon the conversion of working capital loans (and any Aspirational Class A ordinary shares that were issuable upon the exercise of the Private Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) were entitled to registration rights pursuant to a registration rights agreement signed September 25, 2020 (which has been amended and restated in connection with the Business Combination) requiring Aspirational to register such securities for resale (in the case of the founder shares, only after conversion to Aspirational Class A ordinary shares). The holders of these securities were entitled to make up to three demands, excluding short form demands, that Aspirational register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of Aspirational’s initial business combination and rights to require Aspirational to register for resale such securities pursuant to Rule 415 under the Securities Act.
In connection with the Business Combination, the registration rights agreement was amended and restated. For additional information, see the section above entitled “― Registration Rights Agreement.”

Related Party Note and Advances
On July 15, 2020, Aspirational issued a promissory note (the “IPO Promissory Note”) to the Sponsor, pursuant to which Aspirational could borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 and (ii) the completion of the initial public offering. The outstanding balance under the IPO Promissory Note of $100,349 was repaid at the closing of the initial public offering on September 25, 2020.
On March 8, 2021, Aspirational issued a Promissory Note to the Sponsor, pursuant to which Aspirational borrowed an aggregate principal amount of $100,000. On April 30, 2021, Aspirational issued an additional Promissory Note to the Sponsor, pursuant to which Aspirational borrowed an aggregate principal amount of $150,000. The Promissory Notes were unsecured, bore interest at a rate equal to 2.75% per annum and were repaid upon the completion of the Business Combination.
Administrative Services Agreement
Aspirational agreed, commencing on September 23, 2020, to pay the Sponsor $10,000 per month for office space, administrative and support services. Such Administrative Services Agreement was assigned from the Sponsor to Turmeric Capital Singapore Pte Ltd on December 31, 2020. Upon completion of the Business Combination, Aspirational ceased paying these monthly fees.
Support Services Agreement
Aspirational agreed, commencing on September 23, 2020, to pay Turmeric Capital Singapore Pte Ltd, an affiliate of Ravi Thakran, the Company’s director and the Chief Executive Officer and Chairman of Aspirational prior to the Business Combination, $10,000 per month for support services, including accounting, book and record keeping and cash management services. Upon completion of the Business Combination, Aspirational ceased paying these monthly fees.
Financial Advisor Related to Public Offering and the Business Combination
In connection with Aspirational’s initial public offering and the Business Combination, Connaught (UK) Limited acted as a financial advisor to Aspirational. Connaught (UK) Limited was an affiliate of an indirect minority member of the Sponsor but was not an affiliate of Aspirational or the Sponsor or any of their respective directors or officers and is not an affiliate of Wheels Up or any of its directors or officers.
Related Party Deferred Payments
Aspirational paid each of its independent directors $3,125 per month in the aggregate for his or her service to Aspirational. The fees were deferred and were paid upon the consummation of the Closing.
Policies and Procedures for Related Person Transactions
The Board adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which Wheels Up or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:
•any person who is, or at any time during the applicable period was, one of Wheels Up’s executive officers or directors;
•any person who is known by Wheels Up to be the beneficial owner of more than 5% of Wheels Up voting stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of Wheels Up’s voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of Wheels Up’s voting stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.
Wheels Up has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its audit committee charter, the audit committee has the responsibility to review related party transactions.
All of the transactions described in this section as having been entered into prior to the Closing, were entered into prior to the adoption of this policy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees incurred for Grant Thornton LLP (“Grant Thornton”), our independent registered public accounting firm for the years ended December 31, 2021 and 2020. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees.

	Year Ended December 31,
	2021	2020
Audit fees	$916,900	$754,784
Audit-related fees	607,910	—
Tax fees	874,430	714,378
All other fees	—	—
Total	$2,399,240	$1,469,162
Audit fees. Consist of fees incurred for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements.
Audit-related fees. Consist of fees billed by Grant Thornton for professional services rendered for audit-related services in connection with the consolidated financial statements incorporated in the SEC filings to facilitate the Business Combination for the year ended December 31, 2021. There were no fees billed by Grant Thornton for professional services rendered for audit-related services for the year ended December 31, 2020.
Tax fees. Consist of fees billed by Grant Thornton for tax compliance services for the years ended December 31, 2021 and 2020.
All other fees. There were no fees billed by Grant Thornton for professional services rendered for other compliance purposes for the years ended December 31, 2021 and 2020.
The audit committee has established pre-approval policies and procedures, pursuant to which the audit committee approved the foregoing audit and tax services provided by Grant Thornton in 2021 and 2020 consistent with the audit committee responsibility for engaging our independent auditors. The audit committee also considered whether the non-audit services rendered by our independent registered public accounting firm are compatible with an auditor maintaining independence. The audit committee has determined that the rendering of such services is compatible with Grant Thornton maintaining its independence.

Change in Auditor
Dismissal of independent registered public accounting firm
On July 13, 2021, the audit committee of the Board dismissed Marcum LLP (“Marcum”), the independent registered public accounting firm of Aspirational, Wheels Up’s legal predecessor, prior to the Business Combination, as the Company’s independent registered public accounting firm following completion of the review of the quarter ended June 30, 2021, which consists only of the accounts of Aspirational prior to the Business Combination.
The report of Marcum on the financial statements of Aspirational as of December 31, 2020, and for the period from July 7, 2020 (inception) through December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles, except for an explanatory paragraph in such report regarding substantial doubt about Aspirational’s ability to continue as a going concern.
During the period from July 7, 2020 (inception) through December 31, 2020 and the subsequent interim period through July 13, 2021, there were no disagreements between Aspirational and Marcum on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreements in its reports on Aspirational’s financial statements for such period.
During the period from July 7, 2020 (inception) through December 31, 2020 and the subsequent interim period through July 13, 2021, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act), other than the material weakness in internal controls identified by management related to the accounting treatment of (i) the redeemable warrants that were included in the units issued by Aspirational in its initial public offering (the “IPO”) and (ii) the redeemable warrants that were issued to the Sponsor in a private placement that closed concurrently with the closing of the IPO, which resulted in the restatement of Aspirational’s financial statements as set forth in Amendment No. 1 to Aspirational’s Form 10-K for the year ended December 31, 2020, as filed with the SEC on May 6, 2021.
Disclosures regarding the new independent auditor
On July 13, 2021, the audit committee of the Board approved the engagement of Grant Thornton as the Company’s independent registered public accounting firm to audit our consolidated financial statements as of and for the year ending December 31, 2021. Grant Thornton served as independent registered public accounting firm of WUP prior to the Business Combination.
During the years ended December 31, 2021 and December 31, 2019 and the subsequent interim periods through July 13, 2021, neither the Company, nor any party on its behalf, consulted with Grant Thornton with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements, and no written report or oral advice was provided to us by Grant Thornton that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of February 1, 2021 by and among the Registrant, Wheels Up Partners Holdings LLC, KittyHawk Merger Sub LLC, Wheels Up Blocker Sub LLC, the Blocker Merger Subs (as defined in therein) and the Blockers (as defined therein) (Incorporated by reference to Exhibit 2.1 to Aspirational Consumer Lifestyle Corp’s Current Report on Form 8-K/A filed with the SEC on February 2, 2021).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of May 6, 2021 (incorporated by reference to Exhibit 2.1 to Aspirational Consumer Lifestyle Corp.’s Current Report on Form 8-K, filed with the SEC on May 6, 2021).

3.1	Certificate of Incorporation of Wheels Up Experience Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
3.2	By-Laws of Wheels Up Experience Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
4.1
Specimen Class A Common Stock Certificate of Wheels Up Experience Inc. (incorporated by reference to Exhibit 4.5 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021).

4.2
Warrant Agreement, dated as of September 25, 2020, between Aspirational Consumer Lifestyle Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Aspirational Consumer Lifestyle Corp.’s Current Report on Form 8-K, filed with the SEC on September 25, 2020).

4.3*	Description of Our Securities.
10.1
Form of PIPE Subscription Agreement, by and between Aspirational Consumer Lifestyle Corp. and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.1 to Aspirational Consumer Lifestyle Corp.’s Current Report on Form 8-K/A, filed with the SEC on February 2, 2021).

10.2
Amended and Restated Registration Rights Agreement, dated as of July 13, 2021, by and among Wheels Up Experience Inc., Aspirational Consumer Lifestyle Sponsor LLC, the owners of the Blockers and certain equity holders of Wheels Up and certain of their respective affiliates, as applicable, and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.3
Letter Agreement, dated as of February 1, 2021, by and among the Registrant, Wheels Up Partners LLC and Delta Air Lines, Inc. (incorporated by reference to Exhibit 10.17 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.4
Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.5†
Wheels Up Partners Holdings LLC Option Plan, and the form of Option Agreement thereunder (incorporated by reference to Exhibit 10.18 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.6†
Wheels Up Partners Holdings LLC Equity Incentive Plan I (incorporated by reference to Exhibit 10.19 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.7†
Wheels Up Partners Holdings LLC Equity Incentive Plan II (incorporated by reference to Exhibit 10.20 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.8†
Wheels Up Partners Holdings LLC Equity Incentive Plan III (incorporated by reference to Exhibit 10.21 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.9†
Wheels Up Partners Holdings LLC Equity Incentive Plan IV (incorporated by reference to Exhibit 10.22 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.10†
Wheels Up Partners Holdings LLC Equity Incentive Plan V (incorporated by reference to Exhibit 10.23 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.11†
Wheels Up Partners Holdings LLC Equity Incentive Plan VI (incorporated by reference to Exhibit 10.24 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.12†
Wheels Up Partners Holdings LLC Equity Incentive Plan VII(incorporated by reference to Exhibit 10.25 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.13†
Wheels Up Partners Holdings LLC Equity Incentive Plan VIII(incorporated by reference to Exhibit 10.26 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.14†
Form of Profits Interest Award Agreement under Equity Incentive Plans I-VIII (incorporated by reference to Exhibit 10.27 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.15†
Form of Restricted Interest Award Agreement under Equity Incentive Plans I-VIII (incorporated by reference to Exhibit 10.28 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.16†	Wheels Up Experience Inc. 2021 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
10.17†^
Employment Agreement, dated as of April 17, 2020, by and among Kenneth Dichter, Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.39 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021).

10.18†^
Employment Agreement, dated as of April 5, 2018, by and among Eric Jacobs, Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.40 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021).

10.19†^
Employment Agreement, dated as of April 1, 2018, by and between Jason Horowitz and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.41 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021).

10.20†^
Employment Agreement, dated as of October 28, 2020, by and between Lee Applbaum and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.42 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333‑254304), filed with the SEC on May 6, 2021).

10.21†^
Employment Agreement, dated as of April 27, 2021, by and between Vinayak Hegde and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.22†^
Employment Agreement, dated as of August 10, 2020, by and between Thomas Bergeson and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.23†^
Employment Agreement, dated as of December 28, 2020, by and between Laura Heltebran and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.24*†^	Amendment No.1 to Employment Agreement, dated as of December 31, 2021 by and between Laura Heltebran and Wheels Up Partners LLC originally dated December 28, 2020.

10.25†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
10.26+^
Commercial Cooperation Agreement, dated as of January 17, 2020, by and among Delta Air Lines, Inc., Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.43 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021).

10.27+
Amendment No. 1 to Commercial Cooperation Agreement, dated as of March 15, 2021, by and among Delta Air Lines, Inc., Wheels Up Partners LLC and Wheels Up Partners Holding LLC (incorporated by reference to Exhibit 10.44 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021).

10.28†
Amendment No. 1 to Employment Agreement, dated as of February 28, 2022, by and between Vinayak Hegde and Wheels Up Partners LLC originally dated April 27, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2022).

14.1	Wheels Up Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
16.1
Letter from Marcum LLP to the U.S. Securities and Exchange Commission dated July 19, 2021 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (included on signature pages)
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith.
** Furnished herewith.
† Identifies each management contract or compensatory plan or arrangement.
+ Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K.
^ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: March 10, 2022		/s/ Kenneth Dichter
	Name:	Kenneth Dichter
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Eric Jacobs
Date: March 10, 2022	Name:	Eric Jacobs
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Each person whose individual signature appears below hereby authorizes and appoints Kenneth Dichter and Eric Jacobs, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kenneth Dichter	Chief Executive Officer, Chairman of the Board	March 10, 2022
Kenneth Dichter	(Principal Executive Officer)

/s/ Eric Jacobs	Chief Financial Officer	March 10, 2022
Eric Jacobs	(Principal Financial and Accounting Officer)

/s/ David Adelman	Director	March 10, 2022
David Adelman

/s/ Timothy Armstrong	Director	March 10, 2022
Timothy Armstrong

/s/ Chih Cheung	Director	March 10, 2022
Chih Cheung

/s/ Marc Farrell	Director	March 10, 2022
Marc Farrell

/s/ Dwight James	Director	March 10, 2022
Dwight James

/s/ Michael Mullen	Director	March 10, 2022
Michael Mullen

/s/ Brian Radecki	Director	March 10, 2022
Brian Radecki

/s/ Susan Schuman	Director	March 10, 2022
Susan Schuman

/s/ Erik Snell	Director	March 10, 2022
Erik Snell

/s/ Ravi Thakran	Director	March 10, 2022
Ravi Thakran