Form 10-Q
period 2022-03-31
Wheels Up Experience Inc.
filed 2022-05-13
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑ No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☑	Smaller reporting company	☑
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of May 9, 2022, 245,911,301 shares of Class A common stock, $0.0001 par value per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up Experience Inc. (“Wheels Up,” or “we,” “us,” or “our”), that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of Wheels Up regarding the future including, without limitation, statements regarding: (i) the size, demands and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve those markets, (ii) the degree of market acceptance and adoption of Wheels Up’s products and services, (iii) Wheels Up’s ability to develop innovative products and services and compete with other companies engaged in the private aviation industry and (iv) Wheels Up’s ability to attract and retain customers. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” described under Part I, Item 1A in our most recent Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made, and Wheels Up undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, changes in expectations, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$537,699	$784,574
Accounts receivable, net	78,034	79,403
Other receivables	8,914	8,061
Parts and supplies inventories, net	9,686	9,410
Aircraft held for sale	56,203	18,101
Prepaid expenses and other	42,344	33,525
Total current assets	732,880	933,074
Property and equipment, net	380,225	317,836
Operating lease right-of-use assets	117,667	108,582
Goodwill	449,575	437,398
Intangible assets, net	141,734	146,959
Restricted cash	2,148	2,148
Other non-current assets	60,754	35,067
Total assets	$1,884,983	$1,981,064
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$51,503	$43,672
Accrued expenses	102,325	107,153
Deferred revenue, current	903,245	933,527
Operating lease liabilities, current	28,695	31,617
Intangible liabilities, current	2,000	2,000
Other current liabilities	16,189	17,068
Total current liabilities	1,103,957	1,135,037
Deferred revenue, non-current	1,834	1,957
Operating lease liabilities, non-current	95,307	83,461
Warrant liability	6,637	10,268
Intangible liabilities, non-current	13,583	14,083
Other non-current liabilities	30	30
Total liabilities	1,221,348	1,244,836
Commitments and contingencies (Note 11)
Equity:
Class A common stock, $0.0001 par value; 2,500,000,000 authorized; 245,911,301 shares issued and 244,228,921 shares outstanding as of March 31, 2022; and 245,834,569 shares issued and outstanding as of December 31, 2021	25	25
Additional paid-in capital	1,476,241	1,450,839
Accumulated deficit	(809,366)	(720,713)
Treasury stock, at cost, 1,682,380 and 0 shares, respectively	(6,107)	—
Total Wheels Up Experience Inc. stockholders’ equity	660,793	730,151
Non-controlling interests	2,842	6,077
Total equity	663,635	736,228
Total liabilities and equity	$1,884,983	$1,981,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$325,635	$261,657

Costs and expenses:
Cost of revenue	332,758	234,508
Technology and development	11,191	7,024
Sales and marketing	23,243	15,794
General and administrative	38,904	18,168
Depreciation and amortization	14,228	13,831
Gain on sale of aircraft held for sale	(1,971)	—
Total costs and expenses	418,353	289,325

Loss from operations	(92,718)	(27,668)

Other income (expense):
Change in fair value of warrant liability	3,631	—
Interest income	77	12
Interest expense	—	(4,557)
Other expense, net	(30)	—
Total other income (expense)	3,678	(4,545)

Loss before income taxes	(89,040)	(32,213)

Income tax expense	—	—

Net loss	(89,040)	(32,213)
Less: Net loss attributable to non-controlling interests	(387)	(2,804)
Net loss attributable to Wheels Up Experience Inc.	$(88,653)	$(29,409)

Net loss per share of Class A common stock:
Basic	$(0.36)	$(0.17)
Diluted	$(0.36)	$(0.17)

Weighted-average shares of Class A common stock outstanding:
Basic	244,609,635	168,845,565
Diluted	244,609,635	168,845,565
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Class A common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2021	245,834,569	$25	$1,450,839	$(720,713)	—	$—	$6,077	$736,228
Equity-based compensation	—	—	13,659	—	—	—	8,895	22,554
Change in non-controlling interests allocation	—	—	11,743	—	—	—	(11,743)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	1,682,380	(6,107)	—	(6,107)
Issuance of Class A common stock upon settlement of restricted stock units	76,732	—	—	—	—	—	—	—
Net loss	—	—	—	(88,653)	—	—	(387)	(89,040)
Balance as of March 31, 2022	245,911,301	$25	$1,476,241	$(809,366)	1,682,380	$(6,107)	$2,842	$663,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Class A common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total
Balance as of December 31, 2020	169,717,147	$17	$798,478	$(530,693)	$26,025	$293,827
Consideration issued for business combination	3,968,900	—	30,172	—	—	30,172
Equity-based compensation	—	—	1,160	—	254	1,414
Change in non-controlling interests allocation	—	—	(2,620)	—	2,620	—
Net loss	—	—	—	(29,409)	(2,804)	(32,213)
Balance as of March 31, 2021	173,686,047	$17	$827,190	$(560,102)	$26,095	$293,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(89,040)	$(32,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,228	13,831
Amortization of deferred financing costs and debt discount	—	334
Equity-based compensation	22,554	1,414
Change in fair value of warrant liability	(3,631)	—
Provision for expected credit losses	(384)	275
Gain on sale of aircraft held for sale	(1,971)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,088	5,364
Other receivables	(853)	(6,078)
Parts and supplies inventories	(277)	(1,247)
Prepaid expenses and other	(8,747)	(2,183)
Other non-current assets	(25,688)	22
Operating lease liabilities, net	(161)	(302)
Accounts payable	7,599	13,679
Accrued expenses	(6,648)	(11,980)
Other current liabilities	(879)	(24)
Other non-current liabilities	—	107
Deferred revenue	(30,406)	(65,719)
Net cash used in operating activities	(121,216)	(84,720)

INVESTING ACTIVITIES:
Purchases of property and equipment	(66,343)	(2,273)
Purchases of aircraft held for sale	(51,073)	—
Proceeds from sale of aircraft held for sale, net	14,942	—
Acquisition of businesses, net of cash acquired	(11,530)	7,844
Capitalized software development costs	(5,548)	(2,652)
Net cash (used in) provided by investing activities	(119,552)	2,919

FINANCING ACTIVITIES:
Purchases of shares for treasury	(6,107)	—
Repayments of long-term debt	—	(12,445)
Payments of deferred offering costs	—	(443)
Repayment of loan to employee	—	102
Net cash used in financing activities	(6,107)	(12,786)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(246,875)	(94,587)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	786,722	324,876
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$539,847	$230,289
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration issued for business acquisition of Mountain Aviation, LLC	$—	$30,172
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
On July 13, 2021 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of February 1, 2021, as amended on May 6, 2021, by and among Aspirational Consumer Lifestyle Corp., a blank check company incorporated as a Cayman Islands exempted company (“Aspirational”), Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”), Kittyhawk Merger Sub LLC., a Delaware limited liability company and a direct wholly owned subsidiary of Aspirational (“Merger Sub”), Wheels Up Blocker Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Aspirational (“Blocker Sub”), the Blocker Merger Subs (as defined in the Merger Agreement) and the Blockers (as defined in the Merger Agreement). In connection with the closing of the Merger Agreement, Aspirational filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Aspirational was domesticated and continues as a Delaware corporation, changing its name to “Wheels Up Experience Inc.” (the “Domestication”).
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements at that date, but certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in our annual audited consolidated financial statements. The condensed consolidated financial statements include the accounts of Wheels Up Experience Inc. and its wholly-owned subsidiaries. We consolidate Wheels Up Partners MIP LLC (“MIP LLC”) and record the profits interests held in MIP LLC that Wheels Up does not own as non-controlling interests (see Note 14). All intercompany transactions and balances have been eliminated in consolidation.
Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the consolidated statement of operations, financial position, and cash flows. Interim results should not be regarded as indicative of results that may be expected for any other period or the entire year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
Reclassifications
Certain reclassifications have been made to the prior years condensed consolidated financial statements to conform to the current year presentation.
Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805). This standard simplifies the measurement and recognition of contract assets and contract liabilities from contracts with customers acquired in a business combination. This guidance will generally result in the recognition of contract assets and contract liabilities consistent with those reported by the acquiree immediately before the acquisition date. We adopted ASU 2021-08 on January 1, 2022. This adoption did not have a material impact on our consolidated financial statements.

3.BUSINESS COMBINATION
The Business Combination was accounted for as a reverse recapitalization, where Aspirational was treated as the acquired company for financial reporting purposes. This accounting treatment is the equivalent of Wheels Up issuing stock for the net assets of Aspirational, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Accordingly, WUP is deemed the accounting predecessor of the combined business, and Wheels Up, as the parent company of the combined business, is the successor SEC registrant, meaning that all historical financial information presented in the condensed consolidated financial statements prior to the closing of the Business Combination represents the accounts of WUP.
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

4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Aircraft	$548,300	$482,848
Software development costs	41,416	35,818
Leasehold improvements	8,301	12,584
Computer equipment	2,147	2,147
Buildings and improvements	1,424	1,424
Furniture and fixtures	1,997	1,960
Tooling	3,402	3,129
Vehicles	1,157	1,142
	608,144	541,052

Less: Accumulated depreciation and amortization	(227,919)	(223,216)
Total	$380,225	$317,836
Depreciation and amortization expense of property and equipment was $9.5 million and $8.9 million for the three months ended March 31, 2022 and 2021, respectively.

Capitalized costs related to the internal development of software was $5.5 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively.
Amortization expense related to software development costs, included as part of depreciation and amortization expense of property and equipment, was $2.3 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

5.     REVENUE
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended March 31,
	2022	2021
Services transferred at a point in time:
Flights, net of discounts and incentives	$236,363	$190,474
Aircraft management	58,049	48,423
Other	7,178	4,289

Services transferred over time:
Memberships	20,647	14,974
Aircraft management	2,457	2,457
Other	941	1,040
Total	$325,635	$261,657
Revenue in the condensed consolidated statements of operations is presented net of discounts and incentives of $3.2 million for each of the three months ended March 31, 2022 and 2021.
Contract Balances
Receivables from member and customer contracts are included within accounts receivable, net on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, gross receivables from members and customers were $71.6 million and $71.8 million, respectively. As of March 31, 2022 and December 31, 2021, undeposited funds, included within accounts receivable, net, were $11.2 million and $13.5 million, respectively. As of March 31, 2022 and December 31, 2021, the allowance for expected credit losses was $4.8 million and $5.9 million, respectively.

Deferred revenue consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Flights - Prepaid Blocks and jet cards	$848,275	$876,750
Memberships - annual dues	46,339	47,069
Memberships - initiation fees	3,824	4,072
Flights - credits	6,081	6,633
Other	560	960
Deferred revenue - total	905,079	935,484

Less: Deferred revenue - current	(903,245)	(933,527)
Deferred revenue - non-current	$1,834	$1,957
Changes in deferred revenue for the three months ended March 31, 2022 were as follows (in thousands):

Deferred revenue - beginning balance	$935,484
Amounts deferred during the period	230,653
Revenue recognized from amounts included in the deferred revenue beginning balance	(206,728)
Revenue from current period sales	(54,330)
Deferred revenue - ending balance	$905,079
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2022 approximates $470.5 million for the remaining three quarters of 2022 and $296.7 million, $69.3 million and $68.6 million for 2023, 2024 and 2025, respectively.
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $4.3 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022 and December 31, 2021, capitalized sales commissions and referral fees of $9.5 million and $8.6 million, respectively, are in prepaid expenses and other current assets and $1.5 million and $1.4 million, respectively, are in other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $3.5 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively.
6.    ACQUISITIONS
Alante Air Charter, LLC Acquisition
On February 3, 2022, we acquired all of the outstanding equity of Alante Air Charter, LLC (“Alante Air”) for a total purchase price of $14.6 million in cash. Alante Air adds 12 Light jets to our controlled fleet and expands our presence in the Western United States. Acquisition-related costs for Alante Air of $0.5 million were included in general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2022. The acquisition of Alante Air was determined to be a business combination.

As of the date of acquisition, the total preliminary purchase price allocated to the Alante Air assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

Current assets	$4,452
Goodwill	12,177
Other assets	22,048
Total assets acquired	38,677
Total liabilities assumed	(24,101)
Net assets acquired	$14,576
Current assets of Alante Air included $3.0 million of cash and $1.4 million of accounts receivable, including $15 thousand owed from Wheels Up that was eliminated in consolidation upon acquisition.
The above initial fair value estimates of the assets acquired and liabilities assumed were provisional based on the information that was available as of the acquisition date.
Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible assets. The allocated value of goodwill primarily relates to anticipated synergies and economies of scale by combining the use of Alante Air’s aircraft and existing business processes with our other acquisitions. The acquired goodwill is deductible for tax purposes.
The results of Alante Air were included in the condensed consolidated statement of operations from the date of acquisition. Revenue for Alante Air was $2.4 million, net of intercompany eliminations, and loss from operations was $3.5 million from the date of acquisition through March 31, 2022.
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary represents the consolidated results of operations as if the 2021 acquisition of Mountain Aviation, LLC had been completed as of January 1, 2021 and the 2022 acquisition of Alante Air had been completed as of January 1, 2021. The unaudited pro forma financial results for 2022 reflect the results for the three months ended March 31, 2022, as well as the effects of pro forma adjustments for the transaction in 2022. The unaudited pro forma financial information includes the accounting effects of the acquisition, including professional fees associated with the transaction. The pro forma results were based on estimates and assumptions, which we believe are reasonable. The unaudited pro forma summary does not necessarily reflect the actual results that would have been achieved had the companies been combined during the periods presented, nor is it necessarily indicative of future consolidated results (in thousands, except per share data).

	Three Months Ended March 31,
	2022	2021
Net revenue	$328,035	$270,059
Net loss	$(88,454)	$(32,436)
Net loss attributable to Wheels Up Experience Inc.	$(88,074)	$(29,614)
Net loss per share	$(0.36)	$(0.18)

7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill for the three months ended March 31, 2022, was as follows (in thousands):

Balance as of December 31, 2021	$437,398
Acquisition of Alante Air	12,177
Balance as of March 31, 2022	$449,575
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$17,644	$62,356
Customer relationships	74,600	16,403	58,197
Non-competition agreement	210	210	—
Trade name	14,230	6,046	8,184
Developed technology	19,545	7,085	12,460
Leasehold interest - favorable	600	63	537
Total	$189,185	$47,451	$141,734

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$15,644	$64,356
Customer relationships	74,600	14,443	60,157
Non-competition agreement	210	209	1
Trade name	14,230	5,493	8,737
Developed technology	19,545	6,380	13,165
Leasehold interest - favorable	600	57	543
Total	$189,185	$42,226	$146,959
Amortization expense of intangible assets was $5.2 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively.
Intangible Liabilities
The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$4,417	$15,583

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$3,917	$16,083
Amortization of intangible liabilities, which reduces amortization expense was $0.5 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
Future amortization expense of intangible assets and intangible liabilities held as of March 31, 2022, are as follows (in thousands):

Year ending December 31,	Intangible Assets	Intangible Liabilities
2022	$14,898	$1,500
2023	19,864	2,000
2024	19,701	2,000
2025	19,288	2,000
2026	18,604	2,000
Thereafter	49,379	6,083
Total	$141,734	$15,583

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash Equivalents
As of March 31, 2022 and December 31, 2021, cash equivalents on the condensed consolidated balance sheets were $408.1 million and generally consisted of investments in money market funds, United States (“U.S.”) treasury bills and time deposits.
Interest income from cash equivalents of $77 thousand and $12 thousand were recorded in interest income in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.
Restricted Cash
As of March 31, 2022 and December 31, 2021, restricted cash on the condensed consolidated balance sheets represents amounts held by financial institutions to establish a standby letter of credit required by the lessor of certain corporate office space.
A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is shown below (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$537,699	$215,027
Restricted cash	2,148	15,262
Total	$539,847	$230,289

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
Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consist of the following (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$408,139	$—	$—	$408,139

Liabilities:
Warrant liability - Public Warrants	4,236	—	—	4,236
Warrant liability - Private Warrants	—	2,401	—	2,401
Total liabilities	$4,236	$2,401	$—	$6,637

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$408,082	$—	$—	$408,082

Liabilities:
Warrant liability - Public Warrants	6,553	—	—	6,553
Warrant liability - Private Warrants	—	3,715	—	3,715
Total liabilities	$6,553	$3,715	$—	$10,268
The carrying amount of cash equivalents approximates fair value and is classified within Level 1 because we determined the fair value through quoted market prices.
The warrants were accounted for as a liability in accordance with ASC 815-40 (see Note 18). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.
As of March 31, 2022 and December 31, 2021, we valued the warrants by applying the valuation technique of a Monte Carlo simulation model to reflect the redemption conditions. We used Level 1 inputs for the Public Warrants and Level 2 inputs for the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$6,553	$3,715	$10,268
Change in fair value of warrant liability	(2,317)	(1,314)	(3,631)
Fair value as of March 31, 2022	$4,236	$2,401	$6,637

10.    LONG-TERM DEBT
On July 21, 2021, in connection with proceeds received from the Business Combination, we repaid substantially all of the outstanding principal of our long-term debt, together with all accrued and unpaid interest in the amount of $175.5 million.
Amortization expense for debt discounts and deferred financing costs of $0.3 million was recorded in interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2021.
Debt Covenants
Our credit facilities contained certain restrictive covenants. We have satisfied these covenants for all periods presented.

11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to various legal actions arising in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we believe to be immaterial as of March 31, 2022, does not become material in the future.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to our activity. As of March 31, 2022 and December 31, 2021, respectively, we estimate the potential exposure to such tax liability to be $9.0 million and $8.5 million, respectively, the expense for which is included in accrued expenses on the condensed consolidated balance sheets and cost of revenue in the condensed consolidated statements of operations.

12.    LEASES
Leases primarily pertain to certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars, which are all accounted for as operating leases. We sublease the corporate headquarters and aircraft hangar at Cincinnati/Northern Kentucky International Airport from Delta.
We have certain variable lease agreements with aircraft owners that contain payment terms based on an hourly lease rate multiplied by the number of flight hours during a month. Variable lease payments were $4.4 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively.

The components of net lease cost are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$9,102	$7,554
Short-term lease costs	5,293	7,048
Total lease costs	$14,395	$14,602
Costs related to leased aircraft and operational facilities were $12.5 million and $13.0 million for the three months ended March 31, 2022 and 2021, respectively, and are included in cost of revenue in the condensed consolidated statements of operations. Costs related to leased corporate headquarters and other office space including expenses for non-lease components were $1.9 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively, and are included in general and administrative expense in the condensed consolidated statements of operations.
Supplemental cash flow information related to leases are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$9,119	$7,867
Right-of-use assets obtained in exchange for operating lease obligations	$37,180	$40,093
Supplemental balance sheet information related to leases are as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	6.1	6.4
Weighted-average discount rate:
Operating leases	9.0%	9.5%
Maturities of lease liabilities, as of March 31, 2022, are as follows (in thousands):

Year ending December 31,	Operating Leases
2022	$29,320
2023	35,583
2024	29,954
2025	17,329
2026	11,323
Thereafter	42,580
Total lease payments	166,089
Less: Imputed interest	(42,087)
Total lease obligations	$124,002

13.    STOCKHOLDER’S EQUITY AND EQUITY-BASED COMPENSATION
Pursuant to the Wheels Up Experience Inc. certificate of incorporation, we are authorized to issue 2,500,000,000 shares of Class A common stock, par value of $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share. Holders of Class A common stock are entitled to one vote per share.
As of March 31, 2022, we have the following nine equity-based compensation plans that were approved by the board of directors of WUP prior to the Business Combination, Wheels Up Partners Holdings LLC Equity Incentive Plan (“MIP Plan”), Wheels Up Partners Holdings LLC Equity Incentive Plan II (“MIP Plan II”); Wheels Up Partners Holdings LLC Equity Incentive Plan III (“MIP Plan III”); Wheels Up Partners Holdings LLC Equity Incentive Plan IV (“MIP Plan IV”); and Wheels Up Partners Holdings LLC Equity Incentive Plan V (“MIP Plan V”); Wheels Up Partners Holdings LLC Equity Incentive Plan VI (“MIP Plan VI”); Wheels Up Partners Holdings LLC Equity Incentive Plan VII (“MIP Plan VII”) and Wheels Up Partners Holdings LLC Equity Incentive Plan VIII (“MIP Plan VIII”); which collectively constitute the management incentive plan and the Wheels Up Partners Holdings LLC Option Plan, which is the WUP stock option plan. As of March 31, 2022, no grants can be made under the WUP management incentive plan or the WUP stock option plan.
In connection with the Business Combination, the board of directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), for employees, consultants and other qualified persons.
WUP Management Incentive Plan
WUP Profits Interests
As of March 31, 2022, an aggregate of 31.3 million profits interests have been authorized and issued under the WUP management incentive plan.
The following table summarizes the profits interests activity under the WUP management incentive plan as of March 31, 2022:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2022	28,819	$0.42
Granted	—	—
Exchanged	—	—
Expired/forfeited	(6)	0.24
Outstanding WUP profits interests as of March 31, 2022	28,813	$0.42
The weighted-average remaining contractual term as of March 31, 2022, for WUP profits interests outstanding was approximately 9.3 years.

The following table summarizes the status of non-vested WUP profits interests as of March 31, 2022:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP profits interests as of January 1, 2022	4,733	$0.35
Granted	—
Vested	(2,362)	0.34
Forfeited	(6)	0.24
Non-vested WUP profits interests as of March 31, 2022	2,365	$0.37
The total unrecognized compensation cost related to non-vested WUP profits interests was $0.6 million as of March 31, 2022 and is expected to be recognized over a weighted-average period of 0.9 years. The total fair value for WUP profits interests that vested was approximated $0.8 million for the three months ended March 31, 2022.
WUP Restricted Interests
As of March 31, 2022, under MIP Plan VII, 4.7 million WUP restricted interests have been authorized and issued to certain Wheels Up employees.
The following table summarizes the restricted interests activity under the WUP management incentive plan as of March 31, 2022:

	Number of WUP Restricted Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP restricted interests as of January 1, 2022	4,662	$3.98
Granted	—	—
Vested	(3,582)	4.00
Forfeited	—	—
Non-vested WUP restricted interests as of March 31, 2022	1,080	$3.91
The weighted-average remaining contractual term as of March 31, 2022, for WUP restricted interests outstanding was approximately 7.8 years.
The total unrecognized compensation cost related to non-vested WUP restricted interests was $0.2 million as of March 31, 2022 and is expected to be recognized over a weighted-average period of 0.4 years. WUP restricted interests are time and performance-based awards that vest with a change in control or initial public offering. As a result, we started recording compensation cost for WUP restricted interests on the Closing Date. The total fair value for WUP restricted interests that vested was approximated $14.3 million for the three months ended March 31, 2022.
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

WUP Stock Option Plan
As of March 31, 2022, the number of WUP stock options authorized and issued in aggregate under the WUP stock option plan was 17.5 million. Each outstanding stock option is exercisable for one share of Class A common stock.
The following table summarizes the activity under the WUP stock option plan as of March 31, 2022:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2022	15,713	$7.52	$1.19
Granted	—	—	—
Exercised	—	—	—
Forfeited	(440)	7.72	1.35
Expired	—	—	—
Outstanding WUP stock options as of March 31, 2022	15,273	$7.51	$1.18
Exercisable WUP stock options as of March 31, 2022	12,070	$7.41	$1.04
The aggregate intrinsic value as of March 31, 2022, for WUP stock options that were outstanding and exercisable was $0.
The weighted-average remaining contractual term as of March 31, 2022, for WUP stock options that were outstanding and exercisable was approximately 7.6 years and 7.4 years, respectively.
The following table summarizes the status of non-vested WUP stock options as of March 31, 2022:

	Number of WUP Stock Options	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP stock options as of January 1, 2022	3,971	$1.63
Granted	—	—
Vested	(556)	1.13
Expired	—	—
Forfeited	(212)	1.78
Non-vested WUP stock options as of March 31, 2022	3,203	$1.70
The total unrecognized compensation cost related to non-vested WUP stock options was $3.6 million as of March 31, 2022 and is expected to be recognized over a weighted-average period of 1.3 years. The total fair value for WUP stock options that vested was approximated $0.6 million for the three months ended March 31, 2022.
2021 LTIP
As of March 31, 2022, an aggregate of 27.3 million shares were authorized for issuance under the 2021 LTIP.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity under the 2021 LTIP related to RSUs as of March 31, 2022:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2022	8,411	$7.32
Granted	7,699	3.95
Vested	(95)	7.48
Forfeited	(439)	7.17
Non-vested RSUs as of March 31, 2022	15,576	$5.66
The total unrecognized compensation cost related to non-vested RSUs was $73.2 million as of March 31, 2022 and is expected to be recognized over a weighted-average period of 2.4 years. The total fair value for RSUs that vested was approximated $0.7 million for the three months ended March 31, 2022.
Wheels Up Stock Options
The following table summarizes the activity under the 2021 LTIP related to Wheels Up stock options as of March 31, 2022:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2022	921	$10.00	$4.75
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of March 31, 2022	921	$10.00	$4.75
Exercisable Wheels Up stock options as of March 31, 2022	230	$10.00	$4.75
The aggregate intrinsic value as of March 31, 2022, for Wheels Up stock options that were outstanding and exercisable was $0.
The weighted-average remaining contractual term as of March 31, 2022, for Wheels Up stock options that were outstanding and exercisable was approximately 9.3 years and 9.3 years, respectively.
The following table summarizes the status of non-vested Wheels Up stock options as of March 31, 2022:

	Number of Wheels Up Stock Options	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested Wheels Up stock options as of January 1, 2022	768	$4.75
Granted	—	—
Vested	(77)	4.75
Expired	—	—
Forfeited	—	—
Non-vested Wheels Up stock options as of March 31, 2022	691	$4.75

The total unrecognized compensation cost related to non-vested Wheels Up stock options was $3.1 million as of March 31, 2022 and is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of Wheels Up stock options that vested was approximated $0.4 million for the three months ended March 31, 2022.
Equity-Based Compensation Expense
Compensation expense for WUP profits interests recognized in the condensed consolidated statements of operations was $0.7 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
Compensation expense for WUP restricted interests recognized in the condensed consolidated statements of operations was $0.2 million and $0 for the three months ended March 31, 2022 and 2021, respectively.
Compensation expense for WUP stock options and Wheels Up stock options recognized in the condensed consolidated statements of operations was $3.1 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.
Compensation expense for RSUs recognized in the condensed consolidated statements of operations was $9.0 million and $0 for the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$4,432	$51
Technology and development	641	94
Sales and marketing	2,701	236
General and administrative	14,780	1,033
Total equity-based compensation expense	$22,554	$1,414
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
Earnout Shares that are attributable to WUP profits interests and restricted interests require continued employment as of the date on which each of the Earnout Share market conditions are met. As of March 31, 2022 forfeitures of Earnout Shares were not material.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Closing Date and is a weighted-average period of 1.7 years.
Based on the Class A common stock trading price the market conditions were not met, and no Earnout Shares vested as of March 31, 2022. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was $9.5 million and $0 for the three months ended March 31, 2022 and 2021, respectively. The total unrecognized compensation cost related to Earnout Shares was $30.4 million as of March 31, 2022 and is expected to be recognized over 1.0 years.

Treasury Stock
During the three months ended March 31, 2022, 1,682,380 shares, with a market value of $6.1 million, or $3.63 per share, were withheld to settle employee taxes due upon the vesting of restricted stock and were added to treasury stock.

14.    NON-CONTROLLING INTERESTS
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
The calculation of non-controlling interests is as follows:

	March 31, 2022		December 31, 2021
Number of LLC common units held by Wheels Up(1)	244,228,921	99.6%	245,834,569	99.2%
Number of vested WUP profits interests attributable to non-controlling interests(2)	1,050,687	0.4%	2,045,995	0.8%
Total LLC common units and vested WUP profits interests outstanding	245,279,608	100.0%	247,880,564	100.0%
(1) LLC common units represent an equivalent ownership of Class A common stock outstanding.
(2) Based on the closing price of Class A common stock on the last trading day of the period, there would be 4,069,136 LLC common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of March 31, 2022.
Weighted average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted average ownership percentage was 0.4% and 8.7% for the three months ended March 31, 2022 and 2021, respectively.

15.    RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred expenses of $0.3 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, from transactions related to a commercial cooperation agreement with our stockholder Delta Air Lines, Inc. (“Delta”), of which $4.6 million and $5.3 million are included in accrued expenses on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. In addition, we provided $0.9 million and $0.7 million of flights to certain persons currently and previously affiliated with Delta at a discount to our retail pricing for the three months ended March 31, 2022 and 2021, respectively. Delta provided Wheels Up Private Jet pilots airfare for business travel at no cost during the periods presented. We incurred expenses of $0.1 million for each of the three months ended March 31, 2022 and 2021, for an aircraft leased from the company of a stockholder.
We recognized revenue of $1.4 million and $0.4 million for flights and other services, including aircraft management, provided to Board members for the three months ended March 31, 2022 and 2021, respectively. We incurred expenses of $24 thousand and $23 thousand for the three months ended March 31, 2022 and 2021, respectively, with the company of a stockholder for consultation services on employee benefits. We incurred expenses of $0 and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, for an immediate family member of a Wheels Up executive and a member of the Board who was a full-time employee. We incurred marketing expenses of $0.3 million and $0 for the three months ended March 31, 2022 and 2021, respectively, with a company where a member of the Board is an executive.

16.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(88,653)	$(29,409)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	244,610	168,846
Basic and diluted net loss per share of Class A common stock	$(0.36)	$(0.17)
There were no dividends declared or paid for the three months ended March 31, 2022 or 2021.
Basic and diluted net loss per share were computed using the two-class method. Shares of unvested restricted stock are considered participating securities because these awards contain a non-forfeitable right to participate equally in any dividends prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. All issued and outstanding shares of restricted stock are included in the weighted-average shares of Class A common stock outstanding.
WUP profits interests held by other members of MIP LLC are not subject to the net loss per share calculation until such time the WUP vested profits interests are actually exchanged for shares of Class A common stock.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2022	2021
Warrants	12,521,494	—
Earnout Shares	9,000,000	—
RSUs	15,633,060	—
Stock options	16,193,621	16,253,862
Total anti-dilutive securities	53,348,175	16,253,862

17.    INCOME TAXES
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
We recorded income tax expense of $0 for each of the three months ended March 31, 2022 and 2021. The effective tax rate was 0.0% for each of the three months ended March 31, 2022 and 2021. Our effective tax rate for the three months ended March 31, 2022, differs from the federal statutory rate of 21% primarily due to a full valuation allowance against our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. For the periods prior to the Business Combination, there is no income tax expense recorded as Wheels Up Partners Holdings LLC, as a partnership, is not subject to U.S. federal and most applicable state and local income taxes.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of its deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of March 31, 2022, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the deferred assets will not be realized. Accordingly, a full valuation allowance has been established.

18.    WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 Public Warrants and 4,529,950 Private Warrants. Upon the Closing Date, Wheels Up assumed the warrants. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Public Warrants and Private Warrants became exercisable on September 25, 2021, which was 12 months from the closing of the Aspirational initial public offering, and expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.
In connection with the Business Combination, we filed a Registration Statement on Form S-1 that was declared effective by the SEC on August 24, 2021, as amended by post-effective amendment, effective March 21, 2022. This Registration Statement relates to the issuance of an aggregate of 12,521,494 shares of Class A common stock underlying the Public Warrants and Private Warrants. As of March 31, 2022, there have not been any warrants exercised and 12,521,494 remain outstanding.

19.    SUBSEQUENT EVENTS
On April 1, 2022, we acquired Air Partner plc (“Air Partner”), a United Kingdom-based international aviation services group with operations in 18 locations across four continents. The total purchase price for Air Partner was $107.0 million, which was paid in cash. This acquisition will be accounted for as a business combination, and given the recent date of the acquisition, we have not finalized the determination of the fair value of the assets acquired and liabilities assumed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report and our audited consolidated financial statements included in our most recent Annual Report on Form 10-K. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up and its consolidated subsidiaries.
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
Flight revenue includes both retail and wholesale charter. Wheels Up has one of the largest and most diverse mix of available aircraft in the industry. As of March 31, 2022, we have over 200 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets, more than half of which are Wheels Up branded aircraft. As of March 31, 2022, we also have a managed fleet across all private aircraft cabin classes of approximately 150 aircraft and an extensive network of third-party operators available in our program fleet from whom we can access over 1,200 additional safety vetted and verified partner aircraft.
Members pay a fixed quoted amount for flights plus certain incidental or additional costs, if applicable. The quoted amount can be based on a contractual capped hourly rate or dynamically priced based on a number of variables at time of booking. Wholesale customers, such as charter flight brokers and third-party operators, primarily pay a fixed rate for flights. Members are also able to pre-purchase amounts of dollar-denominated credits (“Prepaid Blocks”), which can be applied to future costs incurred, including annual dues, flight services, and other incidental costs such as catering and ground transportation. Prepaid Block sales allow us to have a certain amount of revenue visibility into future flight and travel demand. Members who elect not to purchase a Prepaid Block “pay as they fly” by paying for their flights at the time of booking or after their flights.
Membership revenue is generated from initiation and annual renewal fees across three different annual subscription tiers — Connect, Core and Business — each of which is designed to provide the varying services required across a range of existing and potential private flyers. Core membership is ideal for the more frequent individual private flyer who wants guaranteed availability and pricing, high-touch account management, capped rates and values ultimate convenience and flexibility. The Business membership is best suited for companies of any size that want a broader group of individuals in their organization to be able to book and fly, while also requiring maximum flexibility to meet their business needs. Our Business customers include companies that fully-outsource their private travel solution to Wheels Up, including but not necessarily managing their privately owned aircraft, and those that use Wheels Up to serve or supplement their in-house flight desks. We have offered Core and Business memberships with guaranteed aircraft availability and fixed rate pricing since our inception. During 2019, we launched Connect, our introductory membership tier. The Connect membership offers variable rate pricing on a per trip basis and is designed for the consumer with less frequent flight needs or who has more flexibility in their schedule or does not seek capped rate pricing. All membership options provide access through the Wheels Up mobile app to on-demand charter flights, dynamic pricing, a variety of Shared Flights, empty-leg Hot Flights,

Shuttles and The Community, an online platform of members-only forums to facilitate flight sharing, enabling members to reduce their cost of flying private. In addition, customers can qualify for Delta Air Lines, Inc. (“Delta”) miles in the Delta SkyMiles Program as part of their membership.
During 2020, we added a non-membership offering to tap into a larger addressable market and expand flyer participation in our marketplace. Non-member customers now have access to a full-scale marketplace of private aircraft through the Wheels Up mobile app, available on iOS and Android where they can view real-time dynamic pricing for available aircraft classes, making it possible to instantaneously search, book and fly. These flyers are not required to purchase a membership but may pay additional transaction fees not applicable to members and do not receive membership benefits. In addition, non-member flyers do not have aircraft availability guarantees as members do and flights are priced dynamically at rates that are not capped.
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
In addition, we earn other revenue from fixed-base operator (“FBO”) and maintenance, repair and overhaul (“MRO”) ground services, flight management software subscriptions, sponsorship and partnership fees, special missions and whole aircraft acquisitions and sales where we act as the broker.
Recent Developments
Completion of the Business Combination
On July 13, 2021 (the “Closing Date”), we completed a business combination with Aspirational Consumer Lifestyle Corp., a blank check company incorporated as a Cayman Islands exempted company (the “Business Combination”). We received approximately $656.3 million in gross proceeds in connection with the transaction.
Payoff of Credit Facilities and Promissory Notes
Shortly following the Closing Date, we repaid substantially all of the outstanding principal of our credit facilities and promissory notes, together with all accrued and unpaid interest in the amount of approximately $175.5 million.
Aircraft Purchases
On January 12, 2022, we entered into an agreement with Textron Financial Corporation to exercise our purchase option on 32 leased aircraft. The negotiated purchase price for all aircraft was $65.0 million, and in connection with the purchase we received a reimbursement of approximately $7.3 million for unused maintenance reserves. The sale was completed on February 22, 2022.
Alante Air Charter, LLC Acquisition
On February 3, 2022, we acquired Alante Air Charter, LLC (“Alante Air”), a Scottsdale, Arizona based private jet charter business. The total purchase price for Alante Air was $14.6 million, which was paid in cash. The acquisition adds 12 Light jets to our controlled fleet.
Tropic Ocean Investors LLC Investment and Partnership
On March 7, 2022, we made a minority cash investment of $10.0 million in Tropic Ocean Investors LLC (“Tropic Ocean”) and entered into a multiyear commercial cooperation agreement. Tropic Ocean is the world’s largest amphibious airline and leading provider of last-mile private charter and scheduled service in Florida, the Northeastern United States, the Bahamas, the Caribbean and beyond.

Air Partner plc Acquisition
On April 1, 2022, we acquired Air Partner plc (“Air Partner”), a United Kingdom-based international aviation services group with operations in 18 locations across four continents. The total purchase price for Air Partner was $107.0 million, which was paid in cash.
Fuel Surcharge and Carbon Offset Fee
On April 9, 2022, we implemented a fixed hourly fuel surcharge ranging from $295 per hour for the King Air 350i to $895 per hour for Large-Cabin aircraft.
On May 2, 2022, we announced we would implement a new fuel surcharge framework effective June 1, 2022. The fuel surcharge will be applied when the cost of Jet A fuel, as published by the Argus U.S. Jet Fuel IndexTM., is more than $2.00 per gallon and will be calculated based on estimated billable flight time.
In addition, on May 2, 2022, we announced a carbon offset fee will be added to each hour of flight time that will go into effect on June 1, 2022. The fee will range from $20 per flight hour for the King Air 350i to $65 per flight hour for Large-Cabin aircraft.
Business Impact of COVID-19
For the foreseeable future, we plan to continue the Wheels Up Safe Passage™ program introduced in response to the outbreak of COVID-19. We have not had and do not expect any material COVID-19 related contingencies, impairments, concessions, credit losses or other expenses in future periods.
As a result of the increased rate of COVID-19 spread during a portion of the fourth quarter of 2021 and into the first quarter of 2022, flight volumes were negatively impacted, primarily due to a combination of customer cancellations, access to third-party supply and reduced crew availability resulting from COVID-19 exposure. In addition, we continue to experience supply chain disruptions and increased costs for parts and supplies related to COVID-19.
Moving forward, we believe the COVID-19 pandemic has led to a shift in consumer prioritization of wellness and safety, with private aviation viewed increasingly by those in the addressable market as a health-conscious decision rather than a discretionary luxury. We believe this will translate into an increase in flight demand over time.
Non-GAAP Financial Measures
In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, U.S. GAAP.
These non-GAAP financial measures are an addition, and not a substitute for or superior to, measures of financial performance prepared in accordance with U.S. GAAP and should not be considered as an alternative to any performance measures derived in accordance with U.S. GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information to investors, about Wheels Up. However, there are a number of limitations related to the use of these non-GAAP financial measures and their nearest U.S. GAAP equivalents, including that they exclude significant expenses that are required by U.S. GAAP to be recorded in Wheels Up’s financial measures. In addition, other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures may not be directly comparable to similarly titled measures of other companies.
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest income (expense), (ii) income tax expense, (iii) depreciation and amortization, (iv) equity-based compensation expense, (v) acquisition and integration related expenses, (vi) public company readiness related expenses, (vii) change in fair value of warrant liability and

(viii) other items not indicative of our ongoing operating performance including restructuring charges. We include Adjusted EBITDA as a supplemental measure for assessing operating performance and for the following:
•Used in conjunction with bonus program target achievement determinations, strategic internal planning, annual budgeting, allocating resources and making operating decisions; and,
•Provides useful information for historical period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and variable amounts.
The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(89,040)	$(32,213)
Add back (deduct)
Interest expense	—	4,557
Interest income	(77)	(12)
Income tax expense	—	—
Other expense, net	30	—
Depreciation and amortization	14,228	13,831
Equity-based compensation expense	22,554	1,414
Public company readiness expense(1)	—	473
Acquisition and integration expense(2)	3,834	3,257
Restructuring charges(3)	2,674	—
Change in fair value of warrant liability	(3,631)	—
Corporate headquarters relocation expense	—	31
Adjusted EBITDA	$(49,428)	$(8,662)
__________________
(1)Includes costs primarily associated with compliance, updated systems and consulting in advance of transitioning to a public company.
(2)Consists mainly of system conversions, merging of operating certificates, re-branding costs and fees paid to external advisors in connection with strategic transactions.
(3)During 2022, we recorded restructuring charges for employee separation programs following strategic business decisions.

Adjusted Contribution and Adjusted Contribution Margin
We calculate Adjusted Contribution as gross profit (loss) excluding depreciation and amortization and adjusted further for (i) equity-based compensation included in cost of revenue, (ii) acquisition and integration expense included in cost of revenue and (iii) other items included in cost of revenue that are not indicative of our ongoing operating performance. Adjusted Contribution Margin is calculated by dividing Adjusted Contribution by total revenue. We include Adjusted Contribution and Adjusted Contribution Margin as supplemental measures for assessing operating performance and for the following:
•Used to understand our ability to achieve profitability over time through scale and leveraging costs; and,
•Provides useful information for historical period-to-period comparisons of our business and to identify trends.

The following table reconciles Adjusted Contribution to gross profit (loss), which is the most directly comparable U.S. GAAP measure (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Revenue	$325,635	$261,657
Less: Cost of revenue	(332,758)	(234,508)
Less: Depreciation and amortization	(14,228)	(13,831)
Gross (loss) profit	$(21,351)	$13,318
Gross margin	(6.6)%	5.1%
Add back:
Depreciation and amortization	$14,228	$13,831
Equity-based compensation expense in cost of revenue	4,432	51
Acquisition and integration expense in cost of revenue	—	1,010
Adjusted Contribution	$(2,691)	$28,210
Adjusted Contribution Margin	(0.8)%	10.8%
Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	As of March 31,
	2022	2021	% Change
Active Members	12,424	9,896	26%

	Three Months Ended March 31,
	2022	2021	% Change
Active Users	12,547	10,742	17%

Live Flight Legs	17,626	15,278	15%
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
Membership revenue is comprised of a one-time initiation fee paid at the commencement of a membership and recurring annual dues. In the first year of membership, a portion of the initiation fee is applied to annual dues. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the customer relationship period, which is estimated to be three years as of March 31, 2022. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues are deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles Program as part of their membership, then a portion of the membership fee is allocated at contract inception.
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
Other revenue primarily consists of (i) ground services derived from aircraft customers that use our FBO and MRO facilities and (ii) flight-related services. In addition, other revenue includes subscription fees from third-party operators for access to our UP FMS software, fees we may receive from third-party sponsorships and partnerships, whole aircraft acquisitions and sales where we act as the broker, and special missions including government, defense, emergency and medical transport.
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
Interest Income
Interest income primarily consists of interest earned on cash equivalents in money market funds, United States treasury bills and time deposits.
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

Results of Our Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2022	2021	$	%
Revenue	$325,635	$261,657	$63,978	24%

Costs and expenses:
Cost of revenue	332,758	234,508	98,250	42%
Technology and development	11,191	7,024	4,167	59%
Sales and marketing	23,243	15,794	7,449	47%
General and administrative	38,904	18,168	20,736	114%
Depreciation and amortization	14,228	13,831	397	3%
Gain on sale of aircraft held for sale	(1,971)	—	(1,971)	100%
Total costs and expenses	418,353	289,325	129,028	45%

Loss from operations	(92,718)	(27,668)	(65,050)	235%

Other income (expense):
Change in fair value of warrant liability	3,631	—	3,631	100%
Interest income	77	12	65	542%
Interest expense	—	(4,557)	4,557	(100)%
Other expense, net	(30)	—	(30)	100%
Total other income (expense)	3,678	(4,545)	8,223	181%

Loss before income taxes	(89,040)	(32,213)	(56,827)	176%

Income tax expense	—	—	—	0%

Net loss	(89,040)	(32,213)	(56,827)	176%
Less: Net loss attributable to non-controlling interests	(387)	(2,804)	2,417	(86)%
Net loss attributable to Wheels Up Experience Inc.	$(88,653)	$(29,409)	$(59,244)	201%

Revenue
Revenue increased by $64.0 million, or 24%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in revenue was primarily attributable to the following changes in flight revenue, membership revenue, aircraft management revenue and other revenue (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2022	2021	$	%
Flight	$236,363	$190,474	$45,889	24%
Membership	20,647	14,974	5,673	38%
Aircraft management	60,506	50,880	9,626	19%
Other	8,119	5,329	2,790	52%
Total	$325,635	$261,657	$63,978	24%
Flight revenue growth was primarily driven by a 15% increase in Live Flight Legs year-over-year, which resulted in $29.3 million of growth, and a 8% increase in flight revenue per Live Flight Leg, which drove $16.6 million of year-over-year improvement. The increase in Live Flight Legs was primarily attributable to an increase in the number of Active Members, as well as an increase in flying by Active Members.
Growth in membership revenue was driven primarily by a 26% increase in Active Members compared to the prior year period combined with an increased mix of Core members.
The increase in aircraft management revenue was primarily attributable to an increase in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which stem from increased flight activity.
The increase in other revenue was primarily attributable to an increase in whole aircraft sales where we acted as the broker. In addition, FBO related revenue as well as ground and catering services, both increased from the prior year period.
Cost of Revenue
Cost of revenue increased by $98.3 million, or 42%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in cost of revenue is primarily attributable to an increase in Live Flight Legs and the increase in aircraft management revenue. In addition, excluding aircraft owner expenses, fuel expense increased by $12.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which was primarily attributable to an increase in fuel costs.
Adjusted Contribution Margin decreased 1,160 basis points for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which was primarily attributable to cost pressures and supply constraints impacting us and the industry. Specifically, pilot availability, increased fuel costs, maintenance challenges and wage inflation each contributed to the decline in Adjusted Contribution Margin. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.
Other Operating Expenses
Technology and Development
Technology and development expenses increased by $4.2 million, or 59%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in technology and development expenses was primarily attributable to an increase of $2.2 million in employee compensation costs and allocable costs, which was partially offset by an increase in capitalized costs related to the development of internal use software of $0.6 million. Third-party consultant fees also increased $2.7 million, which was offset by a $2.2 million increase in capitalized costs related to internal use software. Additionally, equipment and enterprise software expense increased by $1.1 million and $1.0 million, respectively.
Sales and Marketing
Sales and marketing expenses increased by $7.4 million, or 47%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in sales and marketing was primarily attributable to an increase of $3.8 million for employee compensation costs. In addition, sales commissions increased $1.1 million driven by higher sales activity. Expenses related to in-person Wheels Down events and member benefits increased $2.0 million as we resumed holding events for our members after COVID-19 restrictions were lifted. Lastly, advertising expense increased $0.5 million as we had reduced advertising spending during the three months ended March 31, 2021, as part of cost cutting measures to offset the impact of COVID-19.
General and Administrative
General and administrative expenses increased by $20.7 million, or 114%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in general and administrative expenses was primarily attributable to a $13.8 million increase in equity-based compensation expense due to additional awards that were granted. In addition, personnel expenses increased $2.3 million and public company related costs increased $1.7 million for the three months ended March 31, 2022. Professional service-related fees, travel and entertainment expenses, office expenses and other costs also increased by approximately $2.9 million.
Depreciation and Amortization
Depreciation and amortization expenses increased by $0.4 million, or 3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in depreciation and amortization expense was primarily attributable to a $0.8 million increase in amortization of software development costs and a $0.4 million increase in depreciation expense for leasehold improvements. The increase was partially offset by a decrease in depreciation expense for our owned aircraft of $0.8 million.
Interest Expense
Interest expense decreased by $4.6 million, or 100%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in interest expense was attributable to our repayment of substantially all of the outstanding principal of our long-term debt on July 21, 2021.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the Business Combination, and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of March 31, 2022, we had $537.7 million of cash and cash equivalents, which were primarily invested in money market funds and $2.1 million of restricted cash. We believe our cash and cash equivalents on hand, will be sufficient to meet our projected working capital and capital expenditure requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(121,216)	$(84,720)
Net cash (used in) provided by investing activities	$(119,552)	$2,919
Net cash used in financing activities	$(6,107)	$(12,786)
Net decrease in cash, cash equivalents and restricted cash	$(246,875)	$(94,587)
Cash Flow from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 was $121.2 million. In 2022, the cash outflow from operating activities consisted of our net loss, net of non-cash items of $30.8 million and a decrease in net operating assets and liabilities, primarily as a result of a $30.4 million decrease in deferred revenue attributable to a significant increase in Live Flight Legs. In addition, during the three months ended March 31, 2022, we sold $174.6 million of Prepaid Blocks compared to $69.0 million for the three months ended March 31, 2021. The increase in Prepaid Block purchases was primarily attributable to the growth of Active Members.
Cash Flow from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $119.6 million. In 2022, the cash outflow from investing activities was primarily attributable to $71.9 million for capital expenditures, including $5.5 million of software development costs. We also purchased $51.1 million of aircraft held for sale. In addition, we acquired Alante Air for $11.5 million, net of cash acquired. The cash outflow was partially offset by $14.9 million from the sale of aircraft that were classified as held for sale.
Cash Flow from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $6.1 million. In 2022, the cash outflow from financing activities was primarily attributable to a payment for shares that were withheld to settle employee taxes due upon the vesting of restricted stock.
Contractual Obligations and Commitments
Our principal commitments consist of contractual cash obligations under our operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars. For further information on our leases, see Note 12, Leases of the Notes to Condensed Consolidated Financial Statements included herein.
Critical Accounting Policies and Estimates
For further information on our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
For further information on recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except for the material changes set forth below, there has not been any material change to the information included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates, aircraft fuel and inflation.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2022 represented 15% of our total cost of revenue and includes the recharge of fuel costs to our aircraft management customers. Based on our 2022 fuel consumption, a hypothetical 10.0% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $4.9 million for the three months ended March 31, 2022. We do not purchase or hold any derivative instruments to protect against the effects of changes in fuel but due to our dynamic pricing we do have the ability to raise our prices on those flights priced that way. In addition, our agreements allow us to bill members a fuel price surcharge and we exercised our right to apply this surcharge to our hourly rate for the first time on April 9, 2022. Subsequently, on May 2, 2022, we announced a new fuel surcharge framework. Beginning on June 1, 2022, we will calculate and bill the fuel surcharge based on the cost of Jet A fuel. See “Recent Developments” above for further information regarding the details of the fuel surcharge.

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
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. RISK FACTORS
In addition to the risks set forth below and the information set forth in this Quarterly Report, you should carefully consider the “Risk Factors” included under Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. You should be aware that these risk factors and other information may not describe every risk facing Wheels Up. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could adversely affect our business, financial condition and results of operations.
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
In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (“CCPA”) and other state and federal laws relating to privacy and data security. By way of example, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allows for a new cause of action for data breaches. It includes a framework that includes potential statutory damages and private rights of action. There is some uncertainty as to how the CCPA, and similar privacy laws emerging in other states, could impact our business as it depends on how such laws will be interpreted. As we expand our operations, compliance with privacy laws may increase our operating costs.
Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the General Data Protection Regulation (“GDPR”), took effect in the European Union (“EU”) on May 25, 2018. Notwithstanding the withdrawal of the United Kingdom (“UK”), from the EU, by operation of the so-called UK GDPR, the GDPR continues to apply in substantially equivalent form, so when we refer to the GDPR, we are also making reference to the UK GDPR in the context of the UK, unless the context requires otherwise. The GDPR increased covered businesses’ data privacy and security obligations and imposed stringent data privacy and security requirements, including, for example, detailed notices about how such businesses process personal data, the implementation of security measures, mandatory security breach notification requirements, contractual data protection requirements on data processors and limitations on the retention of records of personal data processing activities.
Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below sets forth information regarding purchases of our common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	$—
February 1, 2022 - February 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022	—	—	—	—
Total	—	$—	—	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Certificate of Incorporation of Wheels Up Experience Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
3.2	By-Laws of Wheels Up Experience Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
10.1*	Amendment No. 1 to the Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC, dated as of April 1, 2022.
10.2*	Employment Offer Letter, dated as of November 8, 2021, by and between Stevens J. Sainte-Rose and Wheels Up Partners LLC.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: May 12, 2022		/s/ Kenneth Dichter
	Name:	Kenneth Dichter
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Eric Jacobs
Date: May 12, 2022	Name:	Eric Jacobs
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)