Form 10-Q
period 2022-06-30
Wheels Up Experience Inc.
filed 2022-08-11
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-04321
WHEELS UP EXPERIENCE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-1617611 (I.R.S. Employer Identification No.)

601 West 26th Street, Suite 900, New York, New York (Address of Principal Executive Offices)	10001 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 257-5252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	UP	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	UP WS	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of August 9, 2022, 244,472,138 shares of Class A common stock, $0.0001 par value per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up Experience Inc. (“Wheels Up”, or “we”, “us”, or “our”), that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of Wheels Up regarding the future including, without limitation, statements regarding: (i) the size, demands and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve those markets, (ii) the degree of market acceptance and adoption of Wheels Up’s products and services, (iii) Wheels Up’s ability to develop innovative products and services and compete with other companies engaged in the private aviation industry, (iv) Wheels Up’s ability to attract and retain customers, and (v) general economic and geopolitical conditions, including due to fluctuations in interest rates, inflation, foreign currencies, consumer and business spending decisions, and general levels of economic activity. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” described under Part I, Item 1A in our most recent Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A of this Quarterly Report, and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made, and Wheels Up undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, changes in expectations, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$426,984	$784,574
Accounts receivable, net	114,024	79,403
Other receivables	12,111	8,061
Parts and supplies inventories, net	12,355	9,410
Aircraft inventory	30,464	—
Aircraft held for sale	37,375	18,101
Prepaid expenses	40,481	21,789
Other current assets	18,144	11,736
Total current assets	691,938	933,074
Property and equipment, net	389,395	317,836
Operating lease right-of-use assets	113,291	108,582
Goodwill	528,327	437,398
Intangible assets, net	154,666	146,959
Restricted cash	27,432	2,148
Other non-current assets	63,998	35,067
Total assets	$1,969,047	$1,981,064
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,957	$43,672
Accrued expenses	124,073	107,153
Deferred revenue, current	1,039,279	933,527
Operating lease liabilities, current	28,378	31,617
Intangible liabilities, current	2,000	2,000
Other current liabilities	16,678	17,068
Total current liabilities	1,272,365	1,135,037
Deferred revenue, non-current	1,793	1,957
Operating lease liabilities, non-current	90,801	83,461
Warrant liability	4,508	10,268
Intangible liabilities, non-current	13,083	14,083
Other non-current liabilities	3,741	30
Total liabilities	1,386,291	1,244,836
Commitments and contingencies (Note 11)
Equity:
Class A common stock, $0.0001 par value; 2,500,000,000 authorized; 246,187,546 shares issued and 244,274,300 shares outstanding as of June 30, 2022; and 245,834,569 shares issued and outstanding as of December 31, 2021	25	25
Additional paid-in capital	1,499,864	1,450,839
Accumulated deficit	(902,126)	(720,713)
Accumulated other comprehensive loss	(8,318)	—
Treasury stock, at cost, 1,913,246 and 0 shares, respectively	(6,689)	—
Total Wheels Up Experience Inc. stockholders’ equity	582,756	730,151
Non-controlling interests	—	6,077
Total equity	582,756	736,228
Total liabilities and equity	$1,969,047	$1,981,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$425,512	$285,580	$751,147	$547,237

Costs and expenses:
Cost of revenue	408,898	255,188	741,656	489,695
Technology and development	14,606	8,025	25,797	15,049
Sales and marketing	33,688	17,895	56,931	33,689
General and administrative	46,973	15,786	85,877	33,955
Depreciation and amortization	16,134	13,482	30,362	27,313
Gain on sale of aircraft held for sale	(663)	—	(2,634)	—
Total costs and expenses	519,636	310,376	937,989	599,701

Loss from operations	(94,124)	(24,796)	(186,842)	(52,464)

Other income (expense):
Change in fair value of warrant liability	2,129	—	5,760	—
Interest income	405	6	482	18
Interest expense	—	(4,164)	—	(8,721)
Other expense, net	(850)	—	(880)	—
Total other income (expense)	1,684	(4,158)	5,362	(8,703)

Loss before income taxes	(92,440)	(28,954)	(181,480)	(61,167)

Income tax expense	(320)	—	(320)	—

Net loss	(92,760)	(28,954)	(181,800)	(61,167)
Less: Net loss attributable to non-controlling interests	—	(2,798)	(387)	(5,602)
Net loss attributable to Wheels Up Experience Inc.	$(92,760)	$(26,156)	$(181,413)	$(55,565)

Net loss per share of Class A common stock:
Basic	$(0.38)	$(0.15)	$(0.74)	$(0.33)
Diluted	$(0.38)	$(0.15)	$(0.74)	$(0.33)

Weighted-average shares of Class A common stock outstanding:
Basic	244,086,036	169,023,943	244,347,439	168,935,745
Diluted	244,086,036	169,023,943	244,347,439	168,935,745
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(92,760)	$(28,954)	$(181,800)	$(61,167)
Other comprehensive loss:
Foreign currency translation adjustments	(8,318)	—	(8,318)	—
Comprehensive loss	(101,078)	(28,954)	(190,118)	(61,167)
Less: Comprehensive loss attributable to non-controlling interests	—	(2,798)	(387)	(5,602)
Comprehensive loss attributable to Wheels Up Experience Inc.	$(101,078)	$(26,156)	$(189,731)	$(55,565)
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Class A common stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2021	245,834,569	$25	$1,450,839	$(720,713)	—	—	$—	$6,077	$736,228
Equity-based compensation	—	—	13,659	—	—	—	—	8,895	22,554
Change in non-controlling interests allocation	—	—	11,743	—	—	—	—	(11,743)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	1,682,380	(6,107)	—	(6,107)
Issuance of Class A common stock upon settlement of restricted stock units	76,732	—	—	—	—	—	—	—	—
Net loss	—	—	—	(88,653)	—	—	—	(387)	(89,040)
Balance as of March 31, 2022	245,911,301	$25	$1,476,241	$(809,366)	$—	1,682,380	$(6,107)	$2,842	$663,635
Equity-based compensation	—	—	12,328	—	—	—	—	8,453	20,781
Change in non-controlling interests allocation	—	—	11,295	—	—	—	—	(11,295)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	230,866	(582)	—	(582)
Issuance of Class A common stock upon settlement of restricted stock units	276,245	—	—	—	—	—	—	—	—
Net loss	—	—	—	(92,760)	—	—	—	—	(92,760)
Foreign currency translation adjustments	—	—	—	—	(8,318)	—	—	—	(8,318)
Balance as of June 30, 2022	246,187,546	$25	$1,499,864	$(902,126)	$(8,318)	1,913,246	$(6,689)	$—	$582,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Class A common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total
Balance as of December 31, 2020	169,717,147	$17	$798,478	$(530,693)	$26,025	$293,827
Consideration issued for business combination	3,968,900	—	30,172	—	—	30,172
Equity-based compensation	—	—	1,160	—	254	1,414
Change in non-controlling interests allocation	—	—	(2,620)	—	2,620	—
Net loss	—	—	—	(29,409)	(2,804)	(32,213)
Balance as of March 31, 2021	173,686,047	$17	$827,190	$(560,102)	$26,095	$293,200
Equity-based compensation	—	—	1,117	—	231	1,348
Change in non-controlling interests allocation	—	—	(3,106)	—	3,106	—
Net loss	—	—	—	(26,156)	(2,798)	(28,954)
Balance as of June 30, 2021	173,686,047	$17	$825,201	$(586,258)	$26,634	$265,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(181,800)	$(61,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,362	27,313
Amortization of deferred financing costs and debt discount	—	618
Equity-based compensation	43,335	2,762
Change in fair value of warrant liability	(5,760)	—
Provision for expected credit losses	200	498
Gain on sale of aircraft held for sale	(2,634)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(17,394)	(1,461)
Other receivables	(4,050)	(2,091)
Parts and supplies inventories	(2,754)	(2,114)
Aircraft inventory	(30,464)	—
Prepaid expenses	(9,442)	413
Other current assets	(520)	(678)
Other non-current assets	(27,496)	(49)
Operating lease liabilities, net	(563)	(504)
Accounts payable	9,345	14,158
Accrued expenses	(6,979)	(7,275)
Other current liabilities	(655)	(508)
Other non-current liabilities	(297)	132
Deferred revenue	67,391	(88,958)
Net cash used in operating activities	(140,175)	(118,911)

INVESTING ACTIVITIES:
Purchases of property and equipment	(76,464)	(4,780)
Purchases of aircraft held for sale	(43,774)	—
Proceeds from sale of aircraft held for sale, net	27,135	—
Acquisitions of businesses, net of cash acquired	(75,093)	7,844
Capitalized software development costs	(12,901)	(5,732)
Net cash used in investing activities	(181,097)	(2,668)

FINANCING ACTIVITIES:
Purchases of shares for treasury	(6,689)	—
Repayments of long-term debt	—	(29,250)
Payments of deferred offering costs	—	(1,426)
Repayment of loan to employee	—	102
Net cash used in financing activities	(6,689)	(30,574)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,345)	—

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(332,306)	(152,153)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	786,722	324,876
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$454,416	$172,723
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration issued for business acquisition of Mountain Aviation, LLC	—	$30,172
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
On July 13, 2021 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of February 1, 2021, as amended on May 6, 2021, by and among Aspirational Consumer Lifestyle Corp., a blank check company originally incorporated as a Cayman Islands exempted company (“Aspirational”), Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”), Kittyhawk Merger Sub LLC., a Delaware limited liability company and a direct wholly owned subsidiary of Aspirational (“Merger Sub”), Wheels Up Blocker Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Aspirational (“Blocker Sub”), the Blocker Merger Subs (as defined in the Merger Agreement) and the Blockers (as defined in the Merger Agreement). In connection with the closing of the Merger Agreement, Aspirational filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Aspirational was domesticated and continues as a Delaware corporation, changing its name to “Wheels Up Experience Inc.” (the “Domestication”).
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
Use of Estimates
Preparing the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the coronavirus pandemic, and any evolutions thereof (“COVID-19”). The most significant estimates include, but are not limited to, the useful lives and residual values of purchased aircraft, the fair value of financial assets and liabilities, acquired intangible assets, goodwill, contingent consideration, and other assets and liabilities, sales and use tax, the estimated life of member relationships, the determination of the allowance for credit losses, impairment assessments, the determination of the valuation allowance for deferred tax assets and the incremental borrowing rate for leases.
Foreign Currency Translation Adjustments
Assets and liabilities of foreign subsidiaries, where the functional currency is not the United States (“U.S.”) dollar, have been translated at period-end exchange rates and profit and loss accounts have been translated using weighted-average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the condensed consolidated balance sheets and the condensed consolidated statements of other comprehensive loss as a cumulative translation adjustment.
Interim Impairment Test
During the second quarter of 2022, we determined that because of a sustained decrease in the quoted market price of our Class A common stock from the Closing Date, combined with a further decline in our operating margins, there was an indication that a triggering event occurred and the carrying value of our long-lived assets and goodwill may not be recoverable. As a result, we performed an undiscounted cash flow analysis of our long-lived assets for potential impairment as of June 1, 2022, and based on the analysis, it was determined that there was no impairment to our long-lived assets. In addition, we performed an interim quantitative impairment assessment of goodwill on June 1, 2022, using a discounted cash flow approach, which did not result in impairment to goodwill.
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

4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Aircraft	$557,525	$482,848
Software development costs	49,520	35,818
Leasehold improvements	9,023	12,584
Computer equipment	2,441	2,147
Buildings and improvements	1,425	1,424
Furniture and fixtures	2,767	1,960
Tooling	3,507	3,129
Vehicles	1,514	1,142
	627,722	541,052

Less: Accumulated depreciation and amortization	(238,327)	(223,216)
Total	$389,395	$317,836
Depreciation and amortization expense of property and equipment was $10.1 million and $19.6 million for the three and six months ended June 30, 2022, respectively, and $8.6 million and $17.6 million for the three and six months ended June 30, 2021, respectively.
Capitalized costs related to the internal development of software was $7.4 million and $12.9 million for the three and six months ended June 30, 2022, respectively, and $3.1 million and $5.7 million for the three and six months ended June 30, 2021, respectively.
Amortization expense related to software development costs, included as part of depreciation and amortization expense of property and equipment, was $3.1 million and $5.3 million for the three and six months ended June 30, 2022, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2021, respectively.

5.     REVENUE
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Services transferred at a point in time:
Flights, net of discounts and incentives	$284,071	$212,660	$520,434	$403,134
Aircraft management	58,307	47,594	116,356	96,017
Other	55,789	5,450	62,967	9,739

Services transferred over time:
Memberships	24,020	16,188	44,667	31,162
Aircraft management	2,411	2,361	4,868	4,818
Other	914	1,327	1,855	2,367
Total	$425,512	$285,580	$751,147	$547,237
Revenue in the condensed consolidated statements of operations is presented net of discounts and incentives of $3.5 million and $6.7 million for the three and six months ended June 30, 2022, respectively, and $4.3 million and $7.5 million, respectively, for the three and six months ended June 30, 2021.
Contract Balances
Receivables from member and customer contracts are included within accounts receivable, net on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, gross receivables from members and customers were $106.3 million and $71.8 million, respectively. As of June 30, 2022 and December 31, 2021, undeposited funds, included within accounts receivable, net, were $12.5 million and $13.5 million, respectively. As of June 30, 2022 and December 31, 2021, the allowance for expected credit losses was $4.8 million and $5.9 million, respectively.
Deferred revenue consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Flights - Prepaid Blocks and jet cards	$989,019	$876,750
Memberships - annual dues	42,886	47,069
Memberships - initiation fees	3,785	4,072
Flights - credits	5,190	6,633
Other	192	960
Deferred revenue - total	1,041,072	935,484

Less: Deferred revenue - current	(1,039,279)	(933,527)
Deferred revenue - non-current	$1,793	$1,957

Changes in deferred revenue for the six months ended June 30, 2022 were as follows (in thousands):

Deferred revenue - beginning balance	$935,484
Amounts deferred during the period	702,882
Revenue recognized from amounts included in the deferred revenue beginning balance	(378,699)
Revenue from current period sales	(218,595)
Deferred revenue - ending balance	$1,041,072
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2022 approximates $338.0 million for the remaining two quarters of 2022 and $452.1 million, $125.7 million and $125.3 million for 2023, 2024 and 2025, respectively.
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $5.0 million and $9.3 million for the three and six months ended June 30, 2022, respectively, and $2.3 million and $4.0 million for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022 and December 31, 2021, capitalized sales commissions and referral fees of $10.2 million and $8.6 million, respectively, are in other current assets and $1.6 million and $1.4 million, respectively, are in other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $4.2 million and $7.7 million for the three and six months ended June 30, 2022, respectively, and $1.9 million and $3.5 million for the three and six months ended June 30, 2021, respectively.
6.    ACQUISITIONS
Alante Air Charter, LLC Acquisition
On February 3, 2022, we acquired all of the outstanding equity of Alante Air Charter, LLC (“Alante Air”) for a total purchase price of $15.5 million in cash. Alante Air added 12 Light jets to our controlled fleet and expands our presence in the Western U.S. Acquisition-related costs for Alante Air of $0.5 million were included in general and administrative expense in the condensed consolidated statements of operations for the six months ended June 30, 2022. The acquisition of Alante Air was determined to be a business combination.
We have allocated the purchase price for Alante Air to its individual assets and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change. As of the date of acquisition, the total preliminary purchase price allocated to the Alante Air assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

Current assets	$4,452
Goodwill	13,069
Other assets	22,048
Total assets acquired	39,569
Total liabilities assumed	(24,101)
Net assets acquired	$15,468
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
The results of Alante Air were included in the condensed consolidated statement of operations from the date of acquisition. Revenue for Alante Air was $2.6 million, net of intercompany eliminations, and loss from operations was $13.7 million from the date of acquisition through June 30, 2022.
Air Partner plc Acquisition
On April 1, 2022, we acquired all of the outstanding equity of Air Partner plc (“Air Partner”) for a total purchase price of $108.2 million in cash. Air Partner is a United Kingdom-based international aviation services group that provides us with operations in 18 locations across four continents. Acquisition-related costs for Air Partner of $2.9 million were included in general and administrative expense in the condensed consolidated statements of operations for the six months ended June 30, 2022. The acquisition of Air Partner was determined to be a business combination.
As of the date of acquisition, the total preliminary purchase price allocated to the Air Partner assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

Current assets	$51,723
Property and equipment, net	2,012
Operating lease right-of-use assets	2,960
Goodwill	83,399
Intangible assets	20,919
Restricted cash	27,507
Other assets	1,536
Total assets acquired	190,056
Total liabilities assumed	(81,865)
Net assets acquired	$108,191
Current assets of Air Partner included $18.0 million of cash and $17.4 million of accounts receivable.
The above initial fair value estimates of the assets acquired and liabilities assumed are provisional. We are still evaluating the fair value of intangible assets, and income taxes, in addition to ensuring all other assets, liabilities and contingencies have been identified and recorded. We have estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period.
The allocated value of goodwill primarily relates to anticipated synergies and economies of scale by combining the use of Air Partner’s existing business processes with our platform to expand on an international basis. The acquired goodwill is not deductible for tax purposes.

The amounts allocated to acquired intangible assets and their associated weighted-average amortization periods, which were determined based on the period the assets are expected to contribute directly or indirectly to our cash flows, consist of the following:

	Amount (In thousands)	Weighted-Average Amortization Period (Years)
Customer relationships	$16,521	5.7
Backlog	1,457	1.5
Trade name	1,930	1.9
Developed technology	1,011	5.8
Total acquired intangible assets	$20,919	5.1
The intangible asset fair value measurements are primarily based on significant inputs that are not observable in the market which represent a Level 3 measurement (see Note 9). The valuation method used for the Air Partner intangible assets was the income approach.
The results of Air Partner were included in the condensed consolidated statement of operations from the date of acquisition. Revenue for Air Partner was $34.8 million, net of intercompany eliminations, and income from operations was $4.9 million from the date of acquisition through June 30, 2022.
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary represents the consolidated results of operations as if the 2021 acquisition of Mountain Aviation, LLC had been completed as of January 1, 2021 and the 2022 acquisitions of Alante Air and Air Partner had been completed as of January 1, 2021. The unaudited pro forma financial results for 2022 reflect the results for the three and six months ended June 30, 2022, as well as the effects of pro forma adjustments for the transactions in 2022. The unaudited pro forma financial information includes the accounting effects of the acquisitions, including adjustments to the amortization of intangible assets and professional fees associated with the transactions. The pro forma results were based on estimates and assumptions, which we believe are reasonable but remain subject to adjustment. The unaudited pro forma summary does not necessarily reflect the actual results that would have been achieved had the companies been combined during the periods presented, nor is it necessarily indicative of future consolidated results (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$425,512	$316,908	$788,966	$605,114
Net loss	$(91,443)	$(27,450)	$(179,132)	$(61,477)
Net loss attributable to Wheels Up Experience Inc.	$(91,443)	$(24,798)	$(178,756)	$(55,846)
Net loss per share	$(0.37)	$(0.15)	$(0.73)	$(0.33)

7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill for the six months ended June 30, 2022, was as follows (in thousands):

Balance as of December 31, 2021	$437,398
Acquisition of Alante Air	13,069
Acquisition of Air Partner	83,399
Foreign currency translation adjustments	(5,539)
Balance as of June 30, 2022	$528,327
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$19,644	$60,356
Customer relationships	89,880	19,081	70,799
Non-competition agreement	210	210	—
Trade name	16,015	6,761	9,254
Developed technology	20,480	7,831	12,649
Leasehold interest - favorable	600	69	531
Backlog	1,348	271	1,077
Total	$208,533	$53,867	$154,666

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$15,644	$64,356
Customer relationships	74,600	14,443	60,157
Non-competition agreement	210	209	1
Trade name	14,230	5,493	8,737
Developed technology	19,545	6,380	13,165
Leasehold interest - favorable	600	57	543
Total	$189,185	$42,226	$146,959
Amortization expense of intangible assets was $6.5 million and $11.7 million for the three and six months ended June 30, 2022, respectively, and $5.3 million and $10.6 million for the three and six months ended June 30, 2021, respectively.

Intangible Liabilities
The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$4,917	$15,083

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$3,917	$16,083
Amortization of intangible liabilities, which reduces amortization expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively.
Future amortization expense of intangible assets and intangible liabilities held as of June 30, 2022, are as follows (in thousands):

Year ending December 31,	Intangible Assets	Intangible Liabilities
2022	$12,832	$1,000
2023	23,608	2,000
2024	22,910	2,000
2025	22,497	2,000
2026	21,638	2,000
Thereafter	51,181	6,083
Total	$154,666	$15,083

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash Equivalents
As of June 30, 2022 and December 31, 2021, cash equivalents on the condensed consolidated balance sheets were $330.8 million and $408.1 million, respectively, and generally consisted of investments in money market funds, U.S. treasury bills and time deposits.
Interest income from cash equivalents of $0.4 million and $0.5 million were recorded in interest income in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively, and $6 thousand and $18 thousand for the three and six months ended June 30, 2021, respectively.
Restricted Cash
As of June 30, 2022 and December 31, 2021, restricted cash on the condensed consolidated balance sheets represents amounts held by financial institutions to establish a standby letter of credit required by the lessor of certain corporate office space. In addition, as of June 30, 2022, restricted cash also included $25.3 million related to cash received from customers for Air Partner jet cards. Air Partner jet cards do not have an expiration date and are refundable upon demand by the customer. As such, we are contractually and legally restricted from using Air Partner jet card deposits.

A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows was as follows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$426,984	$160,646
Restricted cash	27,432	12,077
Total	$454,416	$172,723

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
Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$330,782	$—	$—	$330,782

Liabilities:
Warrant liability - Public Warrants	2,877	—	—	2,877
Warrant liability - Private Warrants	—	1,631	—	1,631
Total liabilities	$2,877	$1,631	$—	$4,508

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$408,082	$—	$—	$408,082

Liabilities:
Warrant liability - Public Warrants	6,553	—	—	6,553
Warrant liability - Private Warrants	—	3,715	—	3,715
Total liabilities	$6,553	$3,715	$—	$10,268

The carrying amount of cash equivalents approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The warrants were accounted for as a liability in accordance with ASC 815-40 (see Note 18). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations.
As of June 30, 2022 and December 31, 2021, we valued the warrants by applying the valuation technique of a Monte Carlo simulation model to reflect the redemption conditions. We used Level 1 inputs for the Public Warrants and Level 2 inputs for the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active trading market.
The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$6,553	$3,715	$10,268
Change in fair value of warrant liability	(3,676)	(2,084)	(5,760)
Fair value as of June 30, 2022	$2,877	$1,631	$4,508

10.    LONG-TERM DEBT
On July 21, 2021, in connection with proceeds received from the Business Combination, we repaid substantially all of the outstanding principal of our long-term debt, together with all accrued and unpaid interest in the amount of $175.5 million.
Amortization expense for debt discounts and deferred financing costs was $0 for each of the three and six months ended June 30, 2022 and $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, which was recorded in interest expense in the condensed consolidated statements of operations.
Debt Covenants
Our credit facilities contained certain restrictive covenants. We satisfied these covenants for all periods presented during which we were subject to such covenants.

11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to various legal actions arising in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we believe to be immaterial as of June 30, 2022, does not become material in the future.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to our activity. As of June 30, 2022 and December 31, 2021, we estimate the potential exposure to such tax liability to be $9.5 million and $8.5 million, respectively, the expense for which is included in accrued expenses on the condensed consolidated balance sheets and cost of revenue in the condensed consolidated statements of operations as of and for the applicable periods presented.

12.    LEASES
Leases primarily pertain to certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars, which are primarily accounted for as operating leases. We sublease the corporate headquarters and aircraft hangar at Cincinnati/Northern Kentucky International Airport from Delta Air Lines, Inc. (“Delta”).
We have certain variable lease agreements with aircraft owners that contain payment terms based on an hourly lease rate multiplied by the number of flight hours during a month. Variable lease payments were $4.6 million and $9.0 million for the three and six months ended June 30, 2022, respectively, and $4.3 million and $8.9 million for the three and six months ended June 30, 2021, respectively.
The components of net lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$9,723	$9,703	$18,825	$17,257
Short-term lease costs	9,221	5,760	14,514	12,808
Total lease costs	$18,944	$15,463	$33,339	$30,065
Costs related to leased aircraft and operational facilities were $15.8 million and $28.3 million for the three and six months ended June 30, 2022, respectively, and $13.7 million and $26.8 million for the three and six months ended June 30, 2021, respectively, and are included in cost of revenue in the condensed consolidated statements of operations. Costs related to leased corporate headquarters and other office space including expenses for non-lease components were $3.1 million and $5.1 million for the three and six months ended June 30, 2022, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2021, respectively, and are included in general and administrative expense in the condensed consolidated statements of operations.
Supplemental cash flow information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$18,962	$17,711
Right-of-use assets obtained in exchange for operating lease obligations	$42,087	$64,518
Supplemental balance sheet information related to leases are as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	6.0	6.4
Weighted-average discount rate:
Operating leases	9.1%	9.5%

Maturities of lease liabilities, as of June 30, 2022, were as follows (in thousands):

Year ending December 31,	Operating Leases
2022	$19,301
2023	36,663
2024	31,271
2025	18,041
2026	11,249
Thereafter	42,484
Total lease payments	159,009
Less: Imputed interest	(39,830)
Total lease obligations	$119,179
13.    STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Pursuant to the Wheels Up Experience Inc. certificate of incorporation, we are authorized to issue 2,500,000,000 shares of Class A common stock, par value of $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share. Holders of Class A common stock are entitled to one vote per share.
As of June 30, 2022, we have the following nine equity-based compensation plans that were approved by the board of directors of WUP prior to the Business Combination: Wheels Up Partners Holdings LLC Equity Incentive Plan (“MIP Plan”); Wheels Up Partners Holdings LLC Equity Incentive Plan II (“MIP Plan II”); Wheels Up Partners Holdings LLC Equity Incentive Plan III (“MIP Plan III”); Wheels Up Partners Holdings LLC Equity Incentive Plan IV (“MIP Plan IV”); Wheels Up Partners Holdings LLC Equity Incentive Plan V (“MIP Plan V”); Wheels Up Partners Holdings LLC Equity Incentive Plan VI (“MIP Plan VI”); Wheels Up Partners Holdings LLC Equity Incentive Plan VII (“MIP Plan VII”); and Wheels Up Partners Holdings LLC Equity Incentive Plan VIII (“MIP Plan VIII”); which collectively constitute the management incentive plan and the Wheels Up Partners Holdings LLC Option Plan, which is the WUP stock option plan. As of June 30, 2022, no new grants can be made under the WUP management incentive plan or the WUP stock option plan.
In connection with the Business Combination, the board of directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), for employees, consultants and other qualified persons.
On June 30, 2022, the Board adopted the Wheels Up Experience Inc. 2022 Inducement Grant Plan (the “2022 Inducement Plan”) to be used for a one-time employment inducement grant for our new Chief Financial Officer, Todd Smith, pursuant to New York Stock Exchange Rule 303A.08. The maximum number of awards that could be granted under the 2022 Inducement Plan were 2,051,282 shares of Class A common stock, which were all granted in the form of RSUs to Mr. Smith on July 1, 2022 (see Note 19). The RSUs granted under the 2022 Inducement Plan are subject to time-based vesting and will vest ratably on December 30, 2022, December 30, 2023 and December 30, 2024, respectively, in each case subject to Mr. Smith’s continued employment with Wheels Up through the vesting date.
WUP Management Incentive Plan
WUP Profits Interests
As of June 30, 2022, an aggregate of 31.3 million profits interests have been authorized and issued under the WUP management incentive plan.

The following table summarizes the profits interests activity under the WUP management incentive plan as of June 30, 2022:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2022	28,819	$0.42
Granted	—	—
Exchanged	—	—
Expired/forfeited	(6)	0.24
Outstanding WUP profits interests as of June 30, 2022	28,813	$0.42
The weighted-average remaining contractual term as of June 30, 2022, for WUP profits interests outstanding was approximately 9.0 years.
The following table summarizes the status of non-vested WUP profits interests as of June 30, 2022:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP profits interests as of January 1, 2022	4,733	$0.35
Granted	—	—
Vested	(2,362)	0.34
Forfeited	(6)	0.24
Non-vested WUP profits interests as of June 30, 2022	2,365	$0.37
The total unrecognized compensation cost related to non-vested WUP profits interests was $0.5 million as of June 30, 2022 and is expected to be recognized over a weighted-average period of 0.7 years. The total fair value for WUP profits interests that vested was approximated $0.8 million for the six months ended June 30, 2022.
WUP Restricted Interests
As of June 30, 2022, under MIP Plan VII, 4.7 million WUP restricted interests have been authorized and issued to certain current and former Wheels Up employees.
The following table summarizes the restricted interests activity under the WUP management incentive plan as of June 30, 2022:

	Number of WUP Restricted Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP restricted interests as of January 1, 2022	4,662	$3.98
Granted	—	—
Vested	(3,899)	4.00
Forfeited	—	—
Non-vested WUP restricted interests as of June 30, 2022	763	$3.91
The weighted-average remaining contractual term as of June 30, 2022, for WUP restricted interests outstanding was approximately 7.5 years.

The total unrecognized compensation cost related to non-vested WUP restricted interests was $0.1 million as of June 30, 2022 and is expected to be recognized over a weighted-average period of 0.2 years. WUP restricted interests are time and performance-based awards that vest with a change in control or initial public offering. As a result, we started recording compensation cost for WUP restricted interests on the Closing Date. The total fair value for WUP restricted interests that vested was approximated $15.6 million for the six months ended June 30, 2022.
The WUP restricted interests granted vest when both of the following conditions exist: (i) ratably over a four-year service period and (ii) upon the first to occur of (A) a change of control and (B) the later to occur of (1) six months after an initial public offering and (2) 30 days after the expiration of any applicable lock-up period in connection with an initial public offering. The WUP restricted interests lock-up period expired on February 8, 2022. As of such date, the holders of WUP restricted interests met the vesting conditions for the portion of their awards that did not require further service.
WUP Stock Option Plan
As of June 30, 2022, the number of WUP stock options authorized and issued in aggregate under the WUP stock option plan was 17.5 million. Each outstanding stock option is exercisable for one share of Class A common stock.
The following table summarizes the activity under the WUP stock option plan as of June 30, 2022:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2022	15,713	$7.52	$1.19
Granted	—	—	—
Exercised	—	—	—
Forfeited	(691)	7.55	1.12
Expired	—	—	—
Outstanding WUP stock options as of June 30, 2022	15,022	$7.52	$1.19
Exercisable WUP stock options as of June 30, 2022	12,289	$7.42	$1.07
The aggregate intrinsic value as of June 30, 2022, for WUP stock options that were outstanding and exercisable was $0.
The weighted-average remaining contractual term as of June 30, 2022, for WUP stock options that were outstanding and exercisable was approximately 7.3 years and 7.2 years, respectively.
The following table summarizes the status of non-vested WUP stock options as of June 30, 2022:

	Number of WUP Stock Options	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP stock options as of January 1, 2022	3,971	$1.63
Granted	—	—
Vested	(990)	1.34
Expired	—	—
Forfeited	(248)	1.64
Non-vested WUP stock options as of June 30, 2022	2,733	$1.73

The total unrecognized compensation cost related to non-vested WUP stock options was $2.8 million as of June 30, 2022 and is expected to be recognized over a weighted-average period of 1.1 years. The total fair value for WUP stock options that vested was approximated $1.3 million for the six months ended June 30, 2022.
2021 LTIP
As of June 30, 2022, an aggregate of 27.3 million shares were authorized for issuance under the 2021 LTIP.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity under the 2021 LTIP related to RSUs as of June 30, 2022:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2022	8,411	$7.32
Granted(1)	13,637	3.38
Vested	(512)	6.35
Forfeited	(1,923)	6.23
Non-vested RSUs as of June 30, 2022	19,613	$4.42
(1) Includes 1,600 RSUs granted to our Chief Executive Officer (“CEO”). See “—2022 CEO Awards” for additional details regarding this grant.
The total unrecognized compensation cost related to non-vested RSUs was $76.8 million as of June 30, 2022 and is expected to be recognized over a weighted-average period of 2.5 years. The total fair value for RSUs that vested was approximated $3.3 million for the six months ended June 30, 2022.
Performance-Based Restricted Stock Units (“PSUs”)
Under the terms of the non-vested PSUs granted to certain employees, upon the achievement of certain pre-determined performance objectives, subject to the participant’s continued service (except as described under “—2022 CEO Awards”), each PSU may settle into shares of our Class A common stock. The PSUs will vest, if at all, upon the actual achievement of the related performance objective, subject to specified change of control exceptions.
The following table summarizes the activity under the 2021 LTIP related to PSUs as of June 30, 2022:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2022	—	$—
Granted(1)	1,149	2.13
Vested	—	—
Forfeited	—	—
Non-vested PSUs as of June 30, 2022(2)	1,149	$2.13
(1) Includes 380 PSUs granted to our CEO. See “—2022 CEO Awards” for additional details regarding this grant.
(2) Approximately 769 of the PSUs reflected in this table may settle into shares of our Class A common stock equal to 80-120% of the PSUs based on the level of performance.
Equity-based compensation expense associated with PSUs is based on the fair value of our Class A common stock on the grant date, which equals the closing price of our Class A common stock on the grant date. We recognize compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. The total grant date fair value of unvested PSUs as of June 30, 2022 was $1.9 million. As of June 30, 2022, the achievement of the related performance objective was not probable of being achieved and, accordingly, no compensation cost for the PSUs has been recognized.
2022 CEO Awards
On June 8, 2022, the Board approved certain grants under the 2021 LTIP to our CEO consisting of 1,600,000 RSUs that contain a service-based vesting condition (the “CEO Service-Based RSUs”), 380,000 PSUs that contain performance-based vesting conditions (the “CEO PSUs”) and 1,615,000 RSUs that contain market-based vesting conditions (the “CEO Market-Based RSUs”, together with the CEO Service-Based RSUs and CEO PSUs, the “2022 CEO Awards”). All of the 2022 CEO Awards require continued employment through the vesting date, subject to specified change in control and service termination exceptions. The CEO Service-Based RSUs vest annually over a three-year period from the grant date. The CEO Service-Based RSUs are included in the table under “—Restricted Stock Units (“RSUs”)” above as of June 30, 2022.
The CEO PSUs will vest, if at all, with the achievement of certain separate performance conditions based on the achievement of pre-determined annual revenue and earnings before interest, taxes, depreciation and amortization thresholds. Any CEO PSUs that have not vested prior to the date the audited financial statements for the year ending December 31, 2026 are finalized will be forfeited. The CEO PSUs are included in the table under “—Performance-Based Restricted Stock Units (“PSUs”)” above as of June 30, 2022.
The CEO Market-Based RSUs will vest, if at all, with the achievement of certain separate market-based vesting conditions based on the closing Class A common stock price over any 30 consecutive trading day-period that occurs prior to December 31, 2026. The CEO Market-Based RSUs are in addition to those described in the tables above under “—Restricted Stock Units (“RSUs”)” and “—Performance-Based Restricted Stock Units (“PSUs”)”.
As of June 30, 2022, none of the CEO PSUs had vested and 133,333 CEO PSUs had a performance-based vesting condition deemed probable of being achieved. The total unrecognized compensation cost related to such CEO PSUs with a probable performance-based vesting condition was $0.3 million as of June 30, 2022 and is expected to be recognized over 0.6 years.
The grant-date fair value of the CEO Market-Based RSUs, using a Monte Carlo simulation model, was $0.3 million. The derived service period for such CEO Market-Based RSUs began on June 8, 2022 and is a weighted-average period of 3.8 years.
Based on the Class A common stock trading price the market conditions for the CEO Market-Based RSUs were not met, and no shares vested as of June 30, 2022. The total unrecognized compensation cost related to such CEO Market-Based RSUs was $0.3 million as of June 30, 2022 and is expected to be recognized over 3.8 years.
Wheels Up Stock Options
The following table summarizes the activity under the 2021 LTIP related to Wheels Up stock options as of June 30, 2022:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2022	921	$10.00	$4.75
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of June 30, 2022	921	$10.00	$4.75
Exercisable Wheels Up stock options as of June 30, 2022	307	$10.00	$4.75

The aggregate intrinsic value as of June 30, 2022, for Wheels Up stock options that were outstanding and exercisable was $0.
The weighted-average remaining contractual term as of June 30, 2022, for Wheels Up stock options that were outstanding and exercisable was approximately 9.0 years and 9.0 years, respectively.
The following table summarizes the status of non-vested Wheels Up stock options as of June 30, 2022:

	Number of Wheels Up Stock Options	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested Wheels Up stock options as of January 1, 2022	768	$4.75
Granted	—	—
Vested	(154)	4.75
Expired	—	—
Forfeited	—	—
Non-vested Wheels Up stock options as of June 30, 2022	614	$4.75
The total unrecognized compensation cost related to non-vested Wheels Up stock options was $2.7 million as of June 30, 2022 and is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Wheels Up stock options that vested was approximated $0.7 million for the six months ended June 30, 2022.
Equity-Based Compensation Expense
Compensation expense for WUP profits interests recognized in the condensed consolidated statements of operations was $0.2 million and $0.9 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively.
Compensation expense for WUP restricted interests recognized in the condensed consolidated statements of operations was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0 for each of the three and six months ended June 30, 2021.
Compensation expense for WUP stock options and Wheels Up stock options recognized in the condensed consolidated statements of operations was $1.1 million and $4.2 million for the three and six months ended June 30, 2022, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2021, respectively.
Compensation expense for RSUs recognized in the condensed consolidated statements of operations was $9.7 million and $18.7 million for the three and six months ended June 30, 2022, respectively, and $0 for the three and six months ended June 30, 2021.
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$3,307	$49	$7,739	$100
Technology and development	655	93	1,296	187
Sales and marketing	2,857	216	5,558	452
General and administrative	13,962	990	28,742	2,023
Total equity-based compensation expense	$20,781	$1,348	$43,335	$2,762

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
Earnout Shares that are attributable to WUP profits interests and restricted interests require continued employment as of the date on which each of the Earnout Share market conditions are met. As of June 30, 2022 forfeitures of Earnout Shares were not material.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Closing Date and is a weighted-average period of 1.7 years.
Based on the Class A common stock trading price, the market conditions were not met, and no Earnout Shares vested as of June 30, 2022. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was $9.6 million and $19.1 million for the three and six months ended June 30, 2022, respectively, and $0 for each of the three and six months ended June 30, 2021. The total unrecognized compensation cost related to Earnout Shares was $20.8 million as of June 30, 2022 and is expected to be recognized over 0.8 years.
Treasury Stock
During the three and six months ended June 30, 2022, respectively, 230,866 and 1,913,246 shares, with a market value of $0.6 million and $6.7 million, or $2.52 and $3.59 per share, were withheld to settle employee taxes due upon the vesting of either restricted stock or RSUs and were added to treasury stock on our condensed consolidated balance sheets as of June 30, 2022.

14.    NON-CONTROLLING INTERESTS
MIP LLC is a single purpose entity formed for the purpose of administering and effectuating the award of WUP profits interests to employees, consultants and other qualified persons. Wheels Up is the sole managing member of MIP LLC and, as a result, consolidates the financial results of MIP LLC. We record non-controlling interests representing the ownership interest in MIP LLC held by other members of MIP LLC. In connection with the Business Combination, the Seventh Amended and Restated LLC Agreement of WUP was adopted, allowing members of MIP LLC, subject to certain restrictions, to exchange their vested WUP profits interests for cash or a corresponding number of shares of Class A common stock, at the option of Wheels Up, based on the value of such WUP profits interests relative to their applicable participation threshold.
The decision of whether to exchange WUP profits interests for cash or Class A common stock is made solely at the discretion of Wheels Up. Accordingly, the WUP profits interests held by MIP LLC are treated as permanent equity and changes in the ownership interest of MIP LLC are accounted for as equity transactions. Future exchanges of WUP profits interests, if settled in Class A common stock at the discretion of Wheels Up, will reduce the amount recorded as non-controlling interests and increase additional paid-in-capital on the condensed consolidated balance sheets.
The calculation of non-controlling interests was as follows:

	June 30, 2022		December 31, 2021
Number of WUP common units held by Wheels Up(1)	244,274,300	100.0%	245,834,569	99.2%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—%	—%	2,045,995	0.8%
Total WUP common units and vested WUP profits interests outstanding	244,274,300	100.0%	247,880,564	100.0%

(1) WUP common units represent an equivalent ownership of Class A common stock outstanding.
(2) Based on the closing price of Class A common stock on the last trading day of the period covered by this Quarterly Report, there would be 0 WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of June 30, 2022.
Weighted-average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was 0% and 0.2% for the three and six months ended June 30, 2022, respectively, and 9.7% and 9.2% for the three and six months ended June 30, 2021, respectively.

15.    RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred net expenses of $0 and $0.3 million for the three and six months ended June 30, 2022, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2021, respectively, from transactions related to a commercial cooperation agreement with our stockholder Delta. We have also recorded $4.2 million and $5.3 million in accrued expenses on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, for transactions associated with the commercial cooperation agreement. In addition, we provided $0.5 million and $1.4 million of flights to certain persons currently and previously affiliated with Delta at a discount to our retail pricing for the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.2 million for the three and six months ended June 30, 2021, respectively. Delta provided Wheels Up Private Jets pilots airfare for business travel at no cost for all periods presented.
We incurred expenses of $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, for an aircraft leased from an employee. We recognized revenue of $1.2 million and $2.6 million for flights and other services, including aircraft management, provided to Board members for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively. We incurred expenses of $0 for the three and six months ended June 30, 2022, and $0.1 million for the three and six months ended June 30, 2021, respectively, for an immediate family member of a Wheels Up executive and a member of the Board who was a full-time employee. We incurred marketing expenses of $0 and $0.3 million for the three and six months ended June 30, 2022, respectively, and $0 for the three and six months ended June 30, 2021, with a company where a member of the Board is an executive.

16.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(92,760)	$(26,156)	$(181,413)	$(55,565)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	244,086	169,024	244,347	168,936
Basic and diluted net loss per share of Class A common stock	$(0.38)	$(0.15)	$(0.74)	$(0.33)
There were no dividends declared or paid for each of the three and six months ended June 30, 2022 or 2021.
Basic and diluted net loss per share were computed using the two-class method. Shares of unvested restricted stock are considered participating securities, because these awards contain a non-forfeitable right to participate equally in any dividends prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. All issued and outstanding shares of restricted stock are included in the weighted-average shares of Class A common stock outstanding.
WUP profits interests held by other members of MIP LLC are not subject to the net loss per share calculation until such time the vested WUP profits interests are actually exchanged for shares of Class A common stock.
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warrants	12,521,494	—	12,521,494	—
Earnout Shares	9,000,000	—	9,000,000	—
RSUs(1)	22,574,086	—	22,574,086	—
Stock options	15,943,297	16,234,297	15,943,297	16,234,297
Total anti-dilutive securities	60,038,877	16,234,297	60,038,877	16,234,297
(1) Includes RSUs, PSUs and CEO Market-Based RSUs outstanding as of June 30, 2022.

17.    INCOME TAXES
We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income or loss from Wheels Up Partners Holdings LLC, as well as any standalone income or loss Wheels Up generates. Wheels Up Partners Holdings LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, any taxable income or loss generated by Wheels Up Partners Holdings LLC is passed through to and included in the taxable income or loss of its members, including Wheels Up.
As a result of the Air Partner acquisition, we now conduct business in various foreign jurisdictions and are subject to tax in those foreign jurisdictions. We currently expect the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, the Company has not provided for the tax effect, if any, of limited outside basis differences of its foreign subsidiaries. The determination of the future tax consequences of the remittance of these earnings is not practicable.
We recorded income tax expense of $0.3 million for each of the three and six months ended June 30, 2022 and $0 for the three and six months ended June 30, 2021. The effective tax rate was (0.3)% and (0.2)% for the three and six months ended June 30, 2022, respectively, and 0% for the three and six months ended June 30, 2021. Our effective tax rate for each of the three and six months ended June 30, 2022, differs from the federal statutory rate of 21% primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. For the periods prior to the Business Combination, there is no income tax expense recorded as Wheels Up Partners Holdings LLC, as a partnership, is not subject to U.S. federal and most applicable state and local income taxes.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of June 30, 2022, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the U.S. deferred tax assets will not be realized. Accordingly, a full valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions and treats the tax effects of GILTI as a current period expense in the period incurred.

18.    WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 Public Warrants and 4,529,950 Private Warrants. On the Closing Date, Wheels Up assumed the warrants. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Public Warrants and Private Warrants became exercisable on September 25, 2021, which was 12 months from the closing of the Aspirational initial public offering, and expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.
In connection with the Business Combination, we filed a Registration Statement on Form S-1 that was declared effective by the SEC on August 24, 2021, as amended by Post-Effective Amendment No. 1 thereto that was declared effective by the SEC on March 21, 2022. This Registration Statement relates to the issuance of an aggregate of 12,521,494 shares of Class A common stock underlying the Public Warrants and Private Warrants. As of June 30, 2022, there have not been any warrants exercised and 12,521,494 remain outstanding.

19.    SUBSEQUENT EVENTS
On July 1, 2022, we granted approximately 2.1 million shares of Class A common stock, which were all granted in the form of RSUs to our new Chief Financial Officer, Todd Smith, under the 2022 Inducement Plan. The RSUs granted under the 2022 Inducement Plan will vest ratably on December 30, 2022, December 30, 2023 and December 30, 2024, respectively, in each case subject to Mr. Smith’s continued employment with Wheels Up through the vesting date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report and our audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report. Unless the context otherwise requires, references in this MD&A section to “Wheels Up”, “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries.
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
Flight revenue includes both retail and wholesale charter. Wheels Up has one of the largest and most diverse mix of available aircraft in the industry. As of June 30, 2022, we have over 200 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets, more than half of which are Wheels Up branded aircraft. As of June 30, 2022, we also have a managed fleet across all private aircraft cabin classes of approximately 150 aircraft and an extensive network of third-party operators available in our program fleet from whom we can access over 1,200 additional safety vetted and verified partner aircraft.
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
We also manage aircraft for owners in exchange for a recurring contractual fee. Under the terms of many of our management agreements, in addition to owners utilizing their own aircraft, the managed aircraft may be used by us to fulfill member and non-member flights on a revenue sharing arrangement with the owner. Revenue associated with the management of aircraft also includes the recovery of owner incurred expenses, as well as recharging of certain incurred aircraft operating costs.
In addition, we earn other revenue from fixed-base operator (“FBO”) and maintenance, repair and overhaul (“MRO”) ground services, flight management software subscriptions, sponsorship and partnership fees, freight, group charter, safety & security, special missions and whole aircraft acquisitions and sales where we act as the broker.
Recent Developments
Completion of the Business Combination
On July 13, 2021 (the “Closing Date”), we completed a business combination with Aspirational Consumer Lifestyle Corp., a blank check company originally incorporated as a Cayman Islands exempted company (the “Business Combination”). We received approximately $656.3 million in gross proceeds in connection with the transaction.
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
Alante Air Charter, LLC Acquisition
On February 3, 2022, we acquired Alante Air Charter, LLC (“Alante Air”), a Scottsdale, Arizona based private jet charter business. The total purchase price for Alante Air was $15.5 million, which was paid in cash. The acquisition added 12 Light jets to our controlled fleet.
Tropic Ocean Investors LLC Investment and Partnership
On March 7, 2022, we made a minority cash investment of $10.0 million in Tropic Ocean Investors LLC (“Tropic Ocean”) and entered into a multiyear commercial cooperation agreement. Tropic Ocean is the world’s largest amphibious airline and leading provider of last-mile private charter and scheduled service in Florida, the Northeastern United States (“U.S.”), the Bahamas, the Caribbean and beyond.

Air Partner plc Acquisition
On April 1, 2022, we acquired Air Partner plc (“Air Partner”), a United Kingdom-based international aviation services group with operations in 18 locations across four continents. The total purchase price for Air Partner was $108.2 million, which was paid in cash.
Fuel Surcharge and Carbon Offset Fee
On April 9, 2022, we implemented a fixed hourly fuel surcharge ranging from $295 per hour to $895 per hour across our fleet.
On May 2, 2022, we announced we would implement a new fuel surcharge framework effective June 1, 2022. The fuel surcharge is applied when the cost of Jet A fuel, as published by the Argus U.S. Jet Fuel IndexTM., is more than $2.00 per gallon and is calculated based on estimated billable flight time.
In addition, on May 2, 2022, we announced a carbon offset fee will be added to each hour of flight time effective June 1, 2022. The fee ranges from $20 per flight hour to $65 per flight hour.
Business Impact of COVID-19
For the foreseeable future, we plan to continue the Wheels Up Safe Passage™ program introduced in response to the outbreak of the coronavirus pandemic (“COVID-19”). We have not had and do not expect any material COVID-19 related contingencies, impairments, concessions, credit losses or other expenses in future periods.
As a result of the increased rate of COVID-19 spread during a portion of the fourth quarter of 2021 and into the first quarter of 2022, flight volumes were negatively impacted, primarily due to a combination of customer cancellations, access to third-party supply and reduced crew availability resulting from COVID-19 exposure. Although flight volumes recovered in the second quarter of 2022, we continue to experience supply chain disruptions and increased costs for parts and supplies related to COVID-19.
Moving forward, we believe the COVID-19 pandemic has led to a shift in consumer prioritization of wellness and safety, with private aviation viewed increasingly by those in the addressable market as a health-conscious decision rather than a discretionary luxury. We believe this will translate into an increase in flight demand over time.
Non-GAAP Financial Measures
In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).
These non-GAAP financial measures are in addition to, and not a substitute for, measures of financial performance prepared in accordance with U.S. GAAP and should not be considered as an alternative to any performance measures derived in accordance with U.S. GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information about Wheels Up to investors and are utilized internally by our management team to assess certain aspects of our performance. However, there are a number of limitations related to the use of these non-GAAP financial measures and their nearest U.S. GAAP equivalents, including that they exclude significant expenses that are required by U.S. GAAP to be recorded in Wheels Up’s financial measures. In addition, other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures may not be directly comparable to similarly titled measures of other companies.
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
•Use in conjunction with bonus program target achievement determinations, strategic internal planning, annual budgeting, allocating resources and making operating decisions; and
•Provides useful information for historical period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and variable amounts.
The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(92,760)	$(28,954)	$(181,800)	$(61,167)
Add back (deduct)
Interest expense	—	4,164	—	8,721
Interest income	(405)	(6)	(482)	(18)
Income tax expense	320	—	320	—
Other expense, net	850	—	880	—
Depreciation and amortization	16,134	13,482	30,362	27,313
Equity-based compensation expense	20,781	1,348	43,335	2,762
Public company readiness expense(1)	—	370	—	843
Acquisition and integration expense(2)	7,511	1,116	11,345	4,374
Restructuring charges(3)	2,809	—	5,483	—
Change in fair value of warrant liability	(2,129)	—	(5,760)	—
Corporate headquarters relocation expense	—	—	—	31
Adjusted EBITDA	$(46,889)	$(8,480)	$(96,317)	$(17,141)
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

Adjusted Contribution and Adjusted Contribution Margin
We calculate Adjusted Contribution as gross profit (loss) excluding depreciation and amortization and adjusted further for (i) equity-based compensation included in cost of revenue, (ii) acquisition and integration expense included in cost of revenue and (iii) other items included in cost of revenue that are not indicative of our ongoing operating performance. Adjusted Contribution Margin is calculated by dividing Adjusted Contribution by total revenue. We include Adjusted Contribution and Adjusted Contribution Margin as supplemental measures for assessing operating performance and for the following:
•To understand our ability to achieve profitability over time through scale and leveraging costs; and
•Provides useful information for historical period-to-period comparisons of our business and to identify trends.

The following table reconciles Adjusted Contribution to gross profit (loss), which is the most directly comparable U.S. GAAP measure (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$425,512	$285,580	$751,147	$547,237
Less: Cost of revenue	(408,898)	(255,188)	(741,656)	(489,695)
Less: Depreciation and amortization	(16,134)	(13,482)	(30,362)	(27,313)
Gross profit (loss)	$480	$16,910	$(20,871)	$30,229
Gross margin	0.1%	5.9%	(2.8)%	5.5%
Add back:
Depreciation and amortization	$16,134	$13,482	$30,362	$27,313
Equity-based compensation expense in cost of revenue	3,307	49	7,739	100
Acquisition and integration expense in cost of revenue	—	—	—	1,010
Adjusted Contribution	$19,921	$30,441	$17,230	$58,652
Adjusted Contribution Margin	4.7%	10.7%	2.3%	10.7%
Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	As of June 30,
	2022	2021	% Change
Active Members	12,667	10,515	20%

	Three Months Ended June 30,
	2022	2021	% Change
Active Users	13,119	11,281	16%

Live Flight Legs	21,705	18,234	19%

Flight revenue per Live Flight Leg	13,088	11,663	12%

	Six Months Ended June 30,
	2022	2021	% Change
Live Flight Legs	39,331	33,512	17%

Flight revenue per Live Flight Leg	13,232	12,030	10%
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
Flight revenue consists of retail and wholesale flights and certain related fees and surcharges. Members can either pay as they fly or prepay for flights when they purchase a Prepaid Block.
Membership revenue is comprised of a one-time initiation fee paid at the commencement of a membership and recurring annual dues. In the first year of membership, a portion of the initiation fee is applied to annual dues. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the customer relationship period, which is estimated to be three years as of June 30, 2022. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues are deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles Program as part of their membership, then a portion of the membership fee is allocated at contract inception.
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
Other revenue primarily consists of (i) ground services derived from aircraft customers that use our FBO and MRO facilities and (ii) flight-related services. In addition, other revenue includes subscription fees from third-party operators for access to our UP FMS software, fees we may receive from third-party sponsorships and partnerships, freight, group charter, safety & security, whole aircraft acquisitions and sales where we act as the broker, and special missions including government, defense, emergency and medical transport.
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
General and Administrative
General and administrative expense primarily consists of compensation expenses, including allocable portions of equity-based compensation and related benefits for our executive, finance, human resources and legal teams, and other personnel performing administrative functions. General and administrative expense also includes corporate office rent expense, third-party professional fees, acquisition and integration related expenses, public company readiness expenses and any other cost or expense incurred not deemed to be related to cost of revenue, sales and marketing expense or technology and development expense.
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
Interest Income
Interest income primarily consists of interest earned on cash equivalents in money market funds, U.S. treasury bills and time deposits.
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
Results of Our Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Change in
	2022	2021	$	%
Revenue	$425,512	$285,580	$139,932	49%

Costs and expenses:
Cost of revenue	408,898	255,188	153,710	60%
Technology and development	14,606	8,025	6,581	82%
Sales and marketing	33,688	17,895	15,793	88%
General and administrative	46,973	15,786	31,187	198%
Depreciation and amortization	16,134	13,482	2,652	20%
Gain on sale of aircraft held for sale	(663)	—	(663)	100%
Total costs and expenses	519,636	310,376	209,260	67%

Loss from operations	(94,124)	(24,796)	(69,328)	(280)%

Other income (expense):
Change in fair value of warrant liability	2,129	—	2,129	100%
Interest income	405	6	399	**
Interest expense	—	(4,164)	4,164	(100)%
Other expense, net	(850)	—	(850)	100%
Total other income (expense)	1,684	(4,158)	5,842	141%

Loss before income taxes	(92,440)	(28,954)	(63,486)	(219)%

Income tax expense	(320)	—	(320)	100%

Net loss	(92,760)	(28,954)	(63,806)	(220)%
Less: Net loss attributable to non-controlling interests	—	(2,798)	2,798	100%
Net loss attributable to Wheels Up Experience Inc.	$(92,760)	$(26,156)	$(66,604)	(255)%
** Percentage not meaningful.

Revenue
Revenue increased by $139.9 million, or 49%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in revenue was primarily attributable to the following changes in membership revenue, flight revenue, aircraft management revenue and other revenue (in thousands, except percentages):

	Three Months Ended June 30,		Change in
	2022	2021	$	%
Membership	$24,020	$16,188	$7,832	48%
Flight	284,071	212,660	71,411	34%
Aircraft management	60,718	49,955	10,763	22%
Other	56,703	6,777	49,926	737%
Total	$425,512	$285,580	$139,932	49%
Growth in membership revenue was driven primarily by a 20% increase in Active Members compared to the three months ended June 30, 2021 combined with an increased mix of Core members.
Flight revenue growth was driven by a 19% increase in Live Flight Legs year-over-year, which resulted in $40.5 million of growth, and a 12% increase in flight revenue per Live Flight Leg, which drove $30.9 million of year-over-year improvement. The increase in Live Flight Legs was primarily attributable to an increase in the number of Active Members, as well as an increase in flying by Active Members and the acquisition of Air Partner. Flight revenue for the three months ended June 30, 2022 also includes $15.6 million of fuel surcharge revenue, which we began collecting effective June 1, 2022. In addition, flight revenue increased due to the acquisition of Air Partner, which added $13.3 million for the three months ended June 30, 2022.
The increase in aircraft management revenue was primarily attributable to an increase in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which stem from increased flight activity.
The increase in other revenue was primarily attributable to an increase in sales of aircraft inventory and the acquisition of Air Partner for the three months ended June 30, 2022.
Cost of Revenue
Cost of revenue increased by $153.7 million, or 60%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in cost of revenue is primarily attributable to the increase in Live Flight Legs, the increase in aircraft management revenue and increased whole aircraft sales. In addition, excluding aircraft owner expenses, fuel expense increased by $21.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, which was primarily attributable to an increase in fuel prices.
Adjusted Contribution Margin decreased 600 basis points for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, which was primarily attributable to cost pressures and supply constraints impacting us and the industry, partially offset by the acquisition of Air Partner and additional whole aircraft sales. Specifically, pilot availability, increased fuel costs, maintenance challenges, wage inflation and increased third-party fulfillment costs each contributed to the decline in Adjusted Contribution Margin. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.
Other Operating Expenses
Technology and Development
Technology and development expenses increased by $6.6 million, or 82%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in technology and development expenses was primarily attributable to an increase of $3.7 million in employee compensation and allocable costs combined with third-party consultant fees increasing $4.5 million. The increase in employee costs and consultant fees was partially offset by higher capitalized costs related to the development of internal use software of $4.0 million. Additionally, enterprise software expense increased by $1.3 million. Lastly, technology and development expenses increased due to the acquisition of Air Partner, which added $1.1 million for the three months ended June 30, 2022.
Sales and Marketing
Sales and marketing expenses increased by $15.8 million, or 88%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in sales and marketing was primarily attributable to an increase of $4.7 million for employee compensation costs and allocable costs. In addition, sales commissions increased $1.8 million driven by higher sales activity. Expenses related to in-person Wheels Down events and member benefits increased $3.7 million as we resumed holding events for our members after COVID-19 restrictions were lifted, which was partially offset by a decrease in advertising spending of $0.9 million. Lastly, sales and marketing expenses increased due to the acquisition of Air Partner, which added $6.5 million for the three months ended June 30, 2022.
General and Administrative
General and administrative expenses increased by $31.2 million, or 198%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to a $13.0 million increase in equity-based compensation expense due to additional awards that were granted during the three months ended June 30, 2022. In addition, personnel expenses and allocable costs increased $4.0 million and professional service-related fees increased $7.9 million for the three months ended June 30, 2022. Public company related costs, travel and entertainment expenses, office expenses and other costs also increased by approximately $0.8 million. Additionally, general and administrative expenses increased due to the acquisition of Alante Air and Air Partner, which added $0.3 million and $5.2 million, respectively, for the three months ended June 30, 2022.
Depreciation and Amortization
Depreciation and amortization expenses increased by $2.7 million, or 20%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in depreciation and amortization expense was primarily attributable to a $1.4 million increase in amortization of software development costs. The increase was partially offset by a decrease in amortization of intangible assets of $0.4 million. Lastly, depreciation and amortization expenses increased due to the acquisition of Air Partner, which added $1.7 million for the three months ended June 30, 2022.
Interest Expense
Interest expense decreased by $4.2 million, or (100)%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in interest expense was attributable to our repayment of substantially all of the outstanding principal of our long-term debt on July 21, 2021.

Results of Our Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Six Months Ended June 30,		Change in
	2022	2021	$	%
Revenue	$751,147	$547,237	$203,910	37%

Costs and expenses:
Cost of revenue	741,656	489,695	251,961	51%
Technology and development	25,797	15,049	10,748	71%
Sales and marketing	56,931	33,689	23,242	69%
General and administrative	85,877	33,955	51,922	153%
Depreciation and amortization	30,362	27,313	3,049	11%
Gain on sale of aircraft held for sale	(2,634)	—	(2,634)	100%
Total costs and expenses	937,989	599,701	338,288	56%

Loss from operations	(186,842)	(52,464)	(134,378)	(256)%

Other income (expense):
Change in fair value of warrant liability	5,760	—	5,760	100%
Interest income	482	18	464	**
Interest expense	—	(8,721)	8,721	(100)%
Other expense, net	(880)	—	(880)	100%
Total other income (expense)	5,362	(8,703)	14,065	162%

Loss before income taxes	(181,480)	(61,167)	(120,313)	(197)%

Income tax expense	(320)	—	(320)	100%

Net loss	(181,800)	(61,167)	(120,633)	(197)%
Less: Net loss attributable to non-controlling interests	(387)	(5,602)	5,215	93%
Net loss attributable to Wheels Up Experience Inc.	$(181,413)	$(55,565)	$(125,848)	(226)%
** Percentage not meaningful.

Revenue
Revenue increased by $203.9 million, or 37%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in revenue was primarily attributable to the following changes in membership revenue, flight revenue, aircraft management revenue and other revenue (in thousands, except percentages):

	Six Months Ended June 30,		Change in
	2022	2021	$	%
Membership	$44,667	$31,162	$13,505	43%
Flight	520,434	403,134	117,300	29%
Aircraft management	121,224	100,835	20,389	20%
Other	64,822	12,106	52,716	435%
Total	$751,147	$547,237	$203,910	37%
Growth in membership revenue was driven primarily by a 20% increase in Active Members compared to the six months ended June 30, 2021 combined with an increased mix of Core members.
Flight revenue growth was driven by a 17% increase in Live Flight Legs year-over-year, which resulted in $70.0 million of growth, and a 10% increase in flight revenue per Live Flight Leg, which drove $47.2 million of year-over-year improvement. The increase in Live Flight Legs was primarily attributable to an increase in the number of Active Members, as well as an increase in flying by Active Members and the acquisition of Air Partner. Flight revenue for the six months ended June 30, 2022 also includes $15.6 million of fuel surcharge revenue, which we began collecting effective June 1, 2022. In addition, flight revenue increased due to the acquisition of Air Partner, which added $13.3 million for the six months ended June 30, 2022.
The increase in aircraft management revenue was primarily attributable to an increase in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which stem from increased flight activity.
The increase in other revenue was primarily attributable to an increase in sales of aircraft inventory and the acquisition of Air Partner for the six months ended June 30, 2022.
Cost of Revenue
Cost of revenue increased by $252.0 million, or 51%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in cost of revenue is primarily attributable to the increase in Live Flight Legs, the increase in aircraft management revenue and increased whole aircraft sales. In addition, excluding aircraft owner expenses, fuel expense increased by $33.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which was primarily attributable to an increase in fuel prices.
Adjusted Contribution Margin decreased 840 basis points for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which was primarily attributable to cost pressures and supply constraints impacting us and the industry, partially offset by the acquisition of Air Partner and additional whole aircraft sales. Specifically, pilot availability, increased fuel costs, maintenance challenges. wage inflation and increased third-party fulfillment costs each contributed to the decline in Adjusted Contribution Margin. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.
Other Operating Expenses
Technology and Development
Technology and development expenses increased by $10.7 million, or 71%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in technology and development expenses was primarily attributable to an increase of $5.8 million in employee compensation costs and allocable costs, which was partially offset by higher capitalized costs related to the development of internal use software of $0.7 million. Third-party consultant fees also increased $7.3 million, which was offset by a $6.3 million increase in capitalized costs related to internal use software. Additionally, equipment and enterprise software expense increased by $1.3 million and $2.2 million, respectively. Lastly, technology and development expenses increased due to the acquisition of Air Partner, which added $1.1 million for the six months ended June 30, 2022.
Sales and Marketing
Sales and marketing expenses increased by $23.2 million, or 69%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in sales and marketing was primarily attributable to an increase of $8.5 million for employee compensation costs and allocable costs. In addition, sales commissions increased $2.9 million driven by higher sales activity. Expenses related to in-person Wheels Down events and member benefits increased $5.6 million as we resumed holding events for our members after COVID-19 restrictions were lifted. Additionally, advertising expense decreased $0.5 million, which was partially offset by an increase in professional service-related fees of $0.2 million. Lastly, sales and marketing expenses increased due to the acquisition of Air Partner, which added $6.5 million for the six months ended June 30, 2022.
General and Administrative
General and administrative expenses increased by $51.9 million, or 153%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to a $26.7 million increase in equity-based compensation expense due to additional awards that were granted during the six months ended June 30, 2022. In addition, personnel expenses and allocable costs increased $7.0 million and professional service-related fees increased $10.0 million for the six months ended June 30, 2022. Public company related costs, travel and entertainment expenses, office expenses and other costs also increased by approximately $2.5 million. Additionally, general and administrative expenses increased due to the acquisition of Alante Air and Air Partner, which added $0.5 million and $5.2 million, respectively, for the six months ended June 30, 2022.
Depreciation and Amortization
Depreciation and amortization expenses increased by $3.0 million, or 11%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in depreciation and amortization expense was primarily attributable to a $2.2 million increase in amortization of software development costs and a $0.4 million increase in depreciation expense for leasehold improvements. The increase was partially offset by a decrease in depreciation expense for our owned aircraft and amortization of intangible assets of $0.9 million and $0.4 million, respectively. Lastly, depreciation and amortization expenses increased due to the acquisition of Air Partner, which added $1.7 million for the six months ended June 30, 2022.
Interest Expense
Interest expense decreased by $8.7 million, or (100)%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in interest expense was attributable to our repayment of substantially all of the outstanding principal of our long-term debt on July 21, 2021.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the Business Combination, and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of June 30, 2022, we had approximately $427.0 million of cash and cash equivalents, which were primarily invested in money market funds, and $27.4 million of restricted cash. We believe our cash and cash equivalents on hand will be sufficient to meet our projected working capital and capital expenditure requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(140,175)	$(118,911)
Net cash used in investing activities	$(181,097)	$(2,668)
Net cash used in financing activities	$(6,689)	$(30,574)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(4,345)	$—
Net decrease in cash, cash equivalents and restricted cash	$(332,306)	$(152,153)
Cash Flow from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $140.2 million. In 2022, the cash outflow from operating activities consisted of our net loss, net of non-cash items of $65.5 million and a decrease in net operating assets and liabilities, primarily as a result of a $67.4 million decrease in deferred revenue attributable to a significant increase in Live Flight Legs. In addition, during the six months ended June 30, 2022, we sold $332.9 million of Prepaid Blocks compared to $115.9 million for the six months ended June 30, 2021. The increase in Prepaid Block purchases was primarily attributable to the growth of Active Members and a new program and pricing announcement in May 2022.
Cash Flow from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $181.1 million. In 2022, the cash outflow from investing activities was primarily attributable to $89.4 million for capital expenditures, including $12.9 million of software development costs. We also purchased $43.8 million of aircraft held for sale. In addition, we acquired Alante Air and Air Partner for $75.1 million, net of cash acquired. The cash outflow was partially offset by $27.1 million from the sale of aircraft that were classified as held for sale.
Cash Flow from Financing Activities
Net cash used in financing activities for the three months ended June 30, 2022 was $6.7 million. In 2022, the cash outflow from financing activities was attributable to a payment for shares that were withheld to settle employee taxes due upon the vesting of restricted stock and restricted stock units.
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
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates, aircraft fuel, inflation and foreign currency exchange.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for each of the three and six months ended June 30, 2022 represented 15% of our total cost of revenue and includes the recharge of fuel costs to our aircraft management customers. Based on our 2022 fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $6.2 million and $11.1 million for the three and six months ended June 30, 2022, respectively. We do not purchase or hold any derivative instruments to protect against the effects of changes in fuel, but due to our dynamic pricing we do have the ability to raise our prices on those flights priced that way. In addition, our agreements allow us to bill members a fuel price surcharge and we exercised our right to apply this surcharge to our hourly rate for the first time on April 9, 2022. Subsequently, on May 2, 2022, we announced a new fuel surcharge framework. Beginning on June 1, 2022, we calculated and billed the fuel surcharge based on the cost of Jet A fuel, which limits our direct exposure to volatility in Jet A fuel prices to the extent the fuel surcharge applies. See “Recent Developments” above for further information regarding the details of the fuel surcharge.
Foreign Currency Exchange
We are subject to foreign currency exchange risk primarily through Air Partner’s international operations, which involve revenue and expenses denominated in foreign currencies. To manage foreign currency exchange risk, we execute international revenue and expense transactions in the same foreign currency to the extent practicable. As of June 30, 2022, we did not hold any derivative instruments to protect against the risk of foreign currency fluctuations.

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
On April 1, 2022, we acquired all of the outstanding equity of Air Partner plc. We are in the process of analyzing, evaluating and where necessary, implementing changes in controls and procedures. As a result, the process may result in additions or changes to our internal control over financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Because our software could be used to collect and store personal information, privacy concerns in the territories in which we operate could result in additional costs and liabilities to us or inhibit sales of our software offering.
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
None.

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
10.1
Amendment No. 1 to the Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022).

10.2†
Separation and Release Agreement, dated May 11, 2022, by and between Eric Jacobs and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 12, 2022).

10.3†
Offer Letter, dated June 18, 2022, by and between Todd Smith and Wheels Up Partners LLC (and attachments) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2022).

10.4†
Wheels Up Experience Inc. 2022 Inducement Grant Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265991) filed with the SEC on July 1, 2022).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
**	Furnished herewith
†	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: August 11, 2022		/s/ Kenneth Dichter
	Name:	Kenneth Dichter
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Todd Smith
Date: August 11, 2022	Name:	Todd Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)