Form 10-Q
period 2022-09-30
Wheels Up Experience Inc.
filed 2022-11-09
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of November 7, 2022, 247,502,983 shares of Class A common stock, $0.0001 par value per share, were issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up Experience Inc. (“Wheels Up”, or “we”, “us”, or “our”), that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of Wheels Up regarding the future, including, without limitation, statements regarding: (i) the size, demands and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve those markets; (ii) the degree of market acceptance and adoption of Wheels Up’s products and services; (iii) Wheels Up’s ability to develop innovative products and services and compete with other companies engaged in the private aviation industry; (iv) Wheels Up’s ability to attract and retain customers; (v) Wheels Up’s liquidity, future cash flows, acquisition activities, measures intended to increase Wheels Up’s operational efficiency and certain restrictions related to our debt obligations; and (vi) general economic and geopolitical conditions, including due to fluctuations in interest rates, inflation, foreign currencies, consumer and business spending decisions, and general levels of economic activity. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” described under Part I, Item 1A in our most recent Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A of this Quarterly Report, and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made, and Wheels Up undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, changes in expectations, future events or otherwise. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Wheels Up does not give any assurance that Wheels Up will achieve its expectations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$285,498	$784,574
Accounts receivable, net	127,354	79,403
Other receivables	8,920	8,061
Parts and supplies inventories, net	18,127	9,410
Aircraft inventory	33,231	—
Aircraft held for sale	20,113	18,101
Prepaid expenses	38,561	21,789
Other current assets	19,790	11,736
Total current assets	551,594	933,074
Property and equipment, net	387,802	317,836
Operating lease right-of-use assets	111,250	108,582
Goodwill	521,847	437,398
Intangible assets, net	146,881	146,959
Restricted cash	26,416	2,148
Other non-current assets	63,948	35,067
Total assets	$1,809,738	$1,981,064
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,962	$43,672
Accrued expenses	128,557	107,153
Deferred revenue, current	966,367	933,527
Operating lease liabilities, current	30,051	31,617
Intangible liabilities, current	2,000	2,000
Other current liabilities	18,126	17,068
Total current liabilities	1,194,063	1,135,037
Deferred revenue, non-current	1,885	1,957
Operating lease liabilities, non-current	87,027	83,461
Warrant liability	2,003	10,268
Intangible liabilities, non-current	12,583	14,083
Other non-current liabilities	2,742	30
Total liabilities	1,300,303	1,244,836
Commitments and contingencies (Note 11)
Equity:
Class A common stock, $0.0001 par value; 2,500,000,000 authorized; 248,131,546 shares issued and 245,744,961 shares outstanding as of September 30, 2022; and 245,834,569 shares issued and outstanding as of December 31, 2021	25	25
Additional paid-in capital	1,522,368	1,450,839
Accumulated deficit	(988,964)	(720,713)
Accumulated other comprehensive loss	(16,647)	—
Treasury stock, at cost, 2,386,585 and 0 shares, respectively	(7,347)	—
Total Wheels Up Experience Inc. stockholders’ equity	509,435	730,151
Non-controlling interests	—	6,077
Total equity	509,435	736,228
Total liabilities and equity	$1,809,738	$1,981,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$420,356	$301,978	$1,171,503	$849,215

Costs and expenses:
Cost of revenue	403,042	283,495	1,144,698	773,191
Technology and development	16,639	8,769	42,436	23,818
Sales and marketing	30,830	22,157	87,761	55,846
General and administrative	44,323	42,490	130,200	76,444
Depreciation and amortization	16,500	13,639	46,862	40,952
Gain on sale of aircraft held for sale	(1,316)	—	(3,950)	—
Total costs and expenses	510,018	370,550	1,448,007	970,251

Loss from operations	(89,662)	(68,572)	(276,504)	(121,036)

Other income (expense):
Change in fair value of warrant liability	2,504	12,271	8,265	12,271
Loss on extinguishment of debt	—	(2,379)	—	(2,379)
Interest income	1,130	7	1,612	25
Interest expense	—	(782)	—	(9,503)
Other expense, net	(625)	—	(1,505)	—
Total other income (expense)	3,009	9,117	8,372	414

Loss before income taxes	(86,653)	(59,455)	(268,132)	(120,622)

Income tax expense	(185)	—	(505)	—

Net loss	(86,838)	(59,455)	(268,637)	(120,622)
Less: Net loss attributable to non-controlling interests	—	(970)	(387)	(6,572)
Net loss attributable to Wheels Up Experience Inc.	$(86,838)	$(58,485)	$(268,250)	$(114,050)

Net loss per share of Class A common stock:
Basic	$(0.36)	$(0.25)	$(1.10)	$(0.60)
Diluted	$(0.36)	$(0.25)	$(1.10)	$(0.60)

Weighted-average shares of Class A common stock outstanding:
Basic	244,350,959	235,341,054	244,347,871	191,057,091
Diluted	244,350,959	235,341,054	244,347,871	191,057,091
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(86,838)	$(59,455)	$(268,637)	$(120,622)
Other comprehensive loss:
Foreign currency translation adjustments	(8,329)	—	(16,647)	—
Comprehensive loss	(95,167)	(59,455)	(285,284)	(120,622)
Less: Comprehensive loss attributable to non-controlling interests	—	(970)	(387)	(6,572)
Comprehensive loss attributable to Wheels Up Experience Inc.	$(95,167)	$(58,485)	$(284,897)	$(114,050)
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Class A common stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2021	245,834,569	$25	$1,450,839	$(720,713)	—	—	$—	$6,077	$736,228
Equity-based compensation	—	—	13,659	—	—	—	—	8,895	22,554
Change in non-controlling interests allocation	—	—	11,743	—	—	—	—	(11,743)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	1,682,380	(6,107)	—	(6,107)
Issuance of Class A common stock upon settlement of restricted stock units	76,732	—	—	—	—	—	—	—	—
Net loss	—	—	—	(88,653)	—	—	—	(387)	(89,040)
Balance as of March 31, 2022	245,911,301	$25	$1,476,241	$(809,366)	$—	1,682,380	$(6,107)	$2,842	$663,635
Equity-based compensation	—	—	12,328	—	—	—	—	8,453	20,781
Change in non-controlling interests allocation	—	—	11,295	—	—	—	—	(11,295)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	230,866	(582)	—	(582)
Issuance of Class A common stock upon settlement of restricted stock units	276,245	—	—	—	—	—	—	—	—
Net loss	—	—	—	(92,760)	—	—	—	—	(92,760)
Foreign currency translation adjustments	—	—	—	—	(8,318)	—	—	—	(8,318)
Balance as of June 30, 2022	246,187,546	$25	$1,499,864	$(902,126)	$(8,318)	1,913,246	$(6,689)	$—	$582,756
Equity-based compensation	—	—	13,961	—	—	—	—	8,543	22,504
Change in non-controlling interests allocation	—	—	8,543	—	—	—	—	(8,543)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	473	(658)	—	(658)
Issuance of Class A common stock upon settlement of restricted stock units	1,944,000	—	—	—	—	—	—	—	—
Net loss	—	—	—	(86,838)	—	—	—	—	(86,838)
Other comprehensive loss	—	—	—	—	(8,329)	—	—	—	(8,329)
Balance at September 30, 2022	248,131,546	$25	$1,522,368	$(988,964)	$(16,647)	2,387	$(7,347)	$—	$509,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Class A common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Non-controlling interests	Total
Balance as of December 31, 2020	169,717,146	$17	$798,478	$(530,693)	$26,025	$293,827
Consideration issued for business combination	3,968,900	1	30,171	—	—	30,172
Equity-based compensation	—	—	1,160	—	254	1,414
Change in non-controlling interests allocation	—	—	(2,620)	—	2,620	—
Net loss	—	—	—	(29,409)	(2,804)	(32,213)
Balance as of March 31, 2021	173,686,046	$18	$827,189	$(560,102)	$26,095	$293,200
Equity-based compensation	—	—	1,117	—	231	1,348
Change in non-controlling interests allocation	—	—	(3,106)	—	3,106	—
Net loss	—	—	—	(26,156)	(2,798)	(28,954)
Balance as of June 30, 2021	173,686,046	$18	$825,200	$(586,258)	$26,634	$265,594
Exercise of stock options	229,889	—	1,332	—	—	1,332
Exchange of profits interests	138,629	—	1,419	—	(1,419)	—
Equity-based compensation	—	—	19,777	—	8,129	27,906
Issuance of common stock in connection with Business Combination and PIPE Investment	71,528,544	7	656,297	—	—	656,304
Transaction costs attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(70,406)	—	—	(70,406)
Acquisition of warrant liabilities	—	—	(28,219)	—	—	(28,219)
Change in non-controlling interests allocation	—	—	21,905	—	(21,905)	—
Net loss	—	—	—	(58,485)	(970)	(59,455)
Balance at September 30, 2021	245,583,108	$25	$1,427,305	$(644,743)	$10,469	$793,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(268,637)	$(120,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,862	40,952
Amortization of deferred financing costs and debt discount	—	618
Equity-based compensation	65,839	30,668
Change in fair value of warrant liability	(8,265)	(12,271)
Provision for (recovery of) expected credit losses	(489)	1,163
Gain on sale of aircraft held for sale	(3,950)	—
Loss on extinguishment of debt	—	2,379
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(31,474)	(9,074)
Other receivables	(859)	(1,906)
Parts and supplies inventories	(8,544)	(2,749)
Aircraft inventory	(33,231)	—
Prepaid expenses	(8,065)	(11,673)
Other current assets	(2,477)	—
Other non-current assets	(27,534)	(256)
Operating lease liabilities, net	(624)	(1,414)
Accounts payable	(2,885)	11,807
Accrued expenses	(1,131)	(9,742)
Other current liabilities	812	(1,037)
Other non-current liabilities	(1,036)	131
Deferred revenue	(2,653)	(69,390)
Net cash used in operating activities	(288,341)	(152,416)
INVESTING ACTIVITIES:
Purchases of property and equipment	(80,039)	(6,683)
Purchases of aircraft held for sale	(39,894)	—
Proceeds from sale of aircraft held for sale, net	41,833	—
Acquisitions of businesses, net of cash acquired	(75,093)	7,844
Capitalized software development costs	(18,532)	(9,589)
Net cash used in investing activities	(171,725)	(8,428)
FINANCING ACTIVITIES:
Proceeds from stock option exercises	—	1,332
Proceeds from Business Combination and PIPE Investment	—	656,304
Purchase of Shares for Treasury	(7,347)	—
Transaction costs in connection with the Business Combination and PIPE Investment	—	(70,406)
Repayments of long-term debt	—	(213,934)
Repayment of loans to employees	—	102
Net cash provided by (used in) financing activities	(7,347)	373,398
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,395)	—
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(474,808)	212,554
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	786,722	324,876
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$311,914	$537,430
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration issued for business acquisition of Mountain Aviation, LLC	—	$30,172
Assumption of warrant liability in Business Combination	—	$28,219
The accompanying notes are an integral part of these condensed consolidated financial statement

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
Interim Impairment Test
During the second quarter of 2022, we determined that because of a sustained decrease in the quoted market price of our Class A common stock from the Closing Date, combined with a further decline in our operating margins, there was an indication that a triggering event occurred and the carrying value of our long-lived assets and goodwill may not be recoverable. As a result, we performed an undiscounted cash flow analysis of our long-lived assets for potential impairment as of June 1, 2022, and based on the analysis, it was determined that there was no impairment to our long-lived assets. In addition, we performed an interim quantitative impairment assessment of goodwill on June 1, 2022, using a discounted cash flow approach, which did not result in impairment to goodwill. There were no changes in circumstances or events which indicated a triggering event occurred or that the carrying value of our long-lived assets and goodwill may not be recoverable as of September 30, 2022.
Correction of an Immaterial Error
During the fourth quarter of 2021, we identified an immaterial error related to the accounting for equity as part of the reverse recapitalization (see Note 3) that resulted in an understatement of our accumulated deficit and an overstatement of additional paid-in capital by $32.7 million as of December 31, 2020. The error had no impact on our total equity or our financial position, results of operations or cash flows.
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
PIPE Investment
In connection with the Business Combination, Aspirational entered into subscription agreements with certain investors (the “PIPE Investors”), whereby Aspirational issued 55.0 million shares of common stock at a price of $10.00 per share (the “PIPE Shares”) for an aggregate purchase price of $550.0 million (the “PIPE Investment”), which closed simultaneously with the consummation of the Business Combination. On the Closing Date, the PIPE Shares were automatically converted into shares of Class A common stock on a one-for-one basis.
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

4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Aircraft	$559,505	$482,848
Software development costs	55,269	35,818
Leasehold improvements	10,012	12,584
Computer equipment	2,476	2,147
Buildings and improvements	1,424	1,424
Furniture and fixtures	3,039	1,960
Tooling	3,613	3,129
Vehicles	1,461	1,142
	636,799	541,052

Less: Accumulated depreciation and amortization	(248,997)	(223,216)
Total	$387,802	$317,836
Depreciation and amortization expense of property and equipment was $10.6 million and $30.3 million for the three and nine months ended September 30, 2022, respectively, and $8.4 million and $26.0 million for the three and nine months ended September 30, 2021, respectively.
Capitalized costs related to the internal development of software was $5.6 million and $18.5 million for the three and nine months ended September 30, 2022, respectively, and $3.9 million and $9.6 million for the three and nine months ended September 30, 2021, respectively.
Amortization expense related to software development costs, included as part of depreciation and amortization expense of property and equipment, was $3.6 million and $9.0 million for the three and nine months ended September 30, 2022, respectively, and $1.8 million and $4.8 million for the three and nine months ended September 30, 2021, respectively.

5.     REVENUE
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Services transferred at a point in time:
Flights, net of discounts and incentives	$278,917	$218,360	$799,351	$621,494
Aircraft management	56,558	55,388	172,914	151,405
Other	58,728	6,679	121,695	16,418

Services transferred over time:
Memberships	22,409	17,982	67,076	49,144
Aircraft management	2,404	2,617	7,272	7,435
Other	1,340	952	3,195	3,319
Total	$420,356	$301,978	$1,171,503	$849,215
Revenue in the condensed consolidated statements of operations is presented net of discounts and incentives of $2.7 million and $9.4 million for the three and nine months ended September 30, 2022, respectively, and $5.0 million and $12.5 million, respectively, for the three and nine months ended September 30, 2021.
Included in services transferred at a point in time, Other, is revenue related to whole aircraft sales of $35.9 million and $63.9 million for the three and nine months ended September 30, 2022, respectively.
Contract Balances
Receivables from member and customer contracts are included within accounts receivable, net on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, gross receivables from members and customers were $118.1 million and $71.8 million, respectively. As of September 30, 2022 and December 31, 2021, undeposited funds, included within accounts receivable, net, were $13.6 million and $13.5 million, respectively. As of September 30, 2022 and December 31, 2021, the allowance for expected credit losses was $4.3 million and $5.9 million, respectively.
Deferred revenue consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Flights - Prepaid Blocks and jet cards	$916,372	$876,750
Memberships - annual dues	42,688	47,069
Memberships - initiation fees	4,119	4,072
Flights - credits	4,438	6,633
Other	635	960
Deferred revenue - total	968,252	935,484

Less: Deferred revenue - current	(966,367)	(933,527)
Deferred revenue - non-current	$1,885	$1,957

Changes in deferred revenue for the nine months ended September 30, 2022 were as follows (in thousands):

Deferred revenue - beginning balance	$935,484
Amounts deferred during the period	954,042
Revenue recognized from amounts included in the deferred revenue beginning balance	(509,962)
Revenue from current period sales	(411,312)
Deferred revenue - ending balance	$968,252
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2022 approximates $170.6 million for the remaining quarter of 2022 and $511.4 million, $143.3 million and $143.0 million for 2023, 2024 and 2025, respectively.
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $3.3 million and $12.6 million for the three and nine months ended September 30, 2022, respectively, and $3.4 million and $7.4 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022 and December 31, 2021, capitalized sales commissions and referral fees of $9.2 million and $8.6 million, respectively, are in other current assets and $1.5 million and $1.4 million, respectively, are in other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $4.4 million and $12.1 million for the three and nine months ended September 30, 2022, respectively, and $2.4 million and $5.9 million for the three and nine months ended September 30, 2021, respectively.
6.    ACQUISITIONS
Alante Air Charter, LLC Acquisition
On February 3, 2022, we acquired all of the outstanding equity of Alante Air Charter, LLC (“Alante Air”) for a total purchase price of $15.5 million in cash. Alante Air added 12 Light jets to our controlled fleet and expands our presence in the Western U.S. Acquisition-related costs for Alante Air of $0.5 million were included in general and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2022. The acquisition of Alante Air was determined to be a business combination.
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
The results of Alante Air were included in the condensed consolidated statement of operations from the date of acquisition. Revenue for Alante Air was $2.9 million, net of intercompany eliminations, and loss from operations was $24.2 million from the date of acquisition through September 30, 2022.
Air Partner plc Acquisition
On April 1, 2022, we acquired all of the outstanding equity of Air Partner plc (“Air Partner”) for a total purchase price of $108.2 million in cash. Air Partner is a United Kingdom-based international aviation services group that provides us with operations in 18 locations across four continents. Acquisition-related costs for Air Partner of $2.9 million were included in general and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2022. The acquisition of Air Partner was determined to be a business combination.
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
The results of Air Partner were included in the condensed consolidated statement of operations from the date of acquisition. Revenue for Air Partner was $65.0 million, net of intercompany eliminations, and income from operations was $6.6 million from the date of acquisition through September 30, 2022.
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary represents the consolidated results of operations as if the 2021 acquisition of Mountain Aviation, LLC had been completed as of January 1, 2021 and the 2022 acquisitions of Alante Air and Air Partner had been completed as of January 1, 2021. The unaudited pro forma financial results for 2022 reflect the results for the three and nine months ended September 30, 2022, as well as the effects of pro forma adjustments for the transactions in 2022. The unaudited pro forma financial information includes the accounting effects of the acquisitions, including adjustments to the amortization of intangible assets and professional fees associated with the transactions. The pro forma results were based on estimates and assumptions, which we believe are reasonable but remain subject to adjustment. The unaudited pro forma summary does not necessarily reflect the actual results that would have been achieved had the companies been combined during the periods presented, nor is it necessarily indicative of future consolidated results (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$420,356	$344,291	$1,209,321	$949,405
Net loss	$(87,507)	$(54,046)	$(266,628)	$(115,279)
Net loss attributable to Wheels Up Experience Inc.	$(87,507)	$(53,289)	$(266,628)	$(109,400)
Net loss per share	$(0.36)	$(0.25)	$(1.10)	$(0.60)

7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying value of goodwill for the nine months ended September 30, 2022, was as follows (in thousands):

Balance as of December 31, 2021	$437,398
Acquisition of Alante Air	13,069
Acquisition of Air Partner	83,399
Foreign currency translation adjustments	(12,019)
Balance as of September 30, 2022	$521,847
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$21,644	$58,356
Customer relationships	88,608	21,640	66,968
Non-competition agreement	210	210	—
Trade name	15,867	7,406	8,461
Developed technology	20,402	8,570	11,832
Leasehold interest - favorable	600	74	526
Backlog	1,235	497	738
Total	$206,922	$60,041	$146,881

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$15,644	$64,356
Customer relationships	74,600	14,443	60,157
Non-competition agreement	210	209	1
Trade name	14,230	5,493	8,737
Developed technology	19,545	6,380	13,165
Leasehold interest - favorable	600	57	543
Total	$189,185	$42,226	$146,959
Amortization expense of intangible assets was $6.4 million and $18.1 million for the three and nine months ended September 30, 2022, respectively, and $5.4 million and $16.0 million for the three and nine months ended September 30, 2021, respectively.

Intangible Liabilities
The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$5,417	$14,583

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$3,917	$16,083
Amortization of intangible liabilities, which reduces amortization expense was $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively.
Future amortization expense of intangible assets and intangible liabilities held as of September 30, 2022, are as follows (in thousands):

Year ending December 31,	Intangible Assets	Intangible Liabilities
2022 (excluding the nine months ended September 30, 2022)	$6,295	$500
2023	23,296	2,000
2024	22,643	2,000
2025	22,230	2,000
2026	21,386	2,000
Thereafter	51,031	6,083
Total	$146,881	$14,583

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash Equivalents
As of September 30, 2022 and December 31, 2021, cash equivalents on the condensed consolidated balance sheets were $162.4 million and $408.1 million, respectively, and generally consisted of investments in money market funds, U.S. treasury bills and time deposits.
Interest income from cash equivalents of $1.1 million and $1.6 million were recorded in interest income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively, and $7 thousand and $25 thousand for the three and nine months ended September 30, 2021, respectively.
Restricted Cash
As of September 30, 2022 and December 31, 2021, restricted cash on the condensed consolidated balance sheets represents amounts held by financial institutions to establish a standby letter of credit required by the lessor of certain corporate office space. In addition, as of September 30, 2022, restricted cash also included $20.1 million related to cash received from customers for Air Partner jet cards. Air Partner jet cards do not have an expiration date and are refundable upon demand by the customer. As such, we are contractually and legally restricted from using Air Partner jet card deposits.
A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows was as follows (in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$285,498	$535,253
Restricted cash	26,416	2,177
Total	$311,914	$537,430

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

Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$162,392	$—	$—	$162,392

Liabilities:
Warrant liability - Public Warrants	1,278	—	—	1,278
Warrant liability - Private Warrants	—	725	—	725
Total liabilities	$1,278	$725	$—	$2,003

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$408,082	$—	$—	$408,082

Liabilities:
Warrant liability - Public Warrants	6,553	—	—	6,553
Warrant liability - Private Warrants	—	3,715	—	3,715
Total liabilities	$6,553	$3,715	$—	$10,268
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
As of September 30, 2022 and December 31, 2021, we used Level 1 inputs for the Public Warrants and Level 2 inputs for the Private Warrants. We valued the Private Warrants by applying the valuation technique of a Monte Carlo simulation model to reflect the redemption conditions. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active trading market.
The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$6,553	$3,715	$10,268
Change in fair value of warrant liability	(5,275)	(2,990)	(8,265)
Fair value as of September 30, 2022	$1,278	$725	$2,003

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
Amortization expense for debt discounts and deferred financing costs was $0 for each of the three and nine months ended September 30, 2022 and $0 and $0.6 million for the three and nine months ended September 30, 2021, respectively, which was recorded in interest expense in the condensed consolidated statements of operations.

11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to various legal actions arising in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we believe to be immaterial as of September 30, 2022, does not become material in the future.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to our activity. As of September 30, 2022 and December 31, 2021, we estimate the potential exposure to such tax liability to be $9.9 million and $7.9 million, respectively, the expense for which is included in accrued expenses on the condensed consolidated balance sheets and cost of revenue in the condensed consolidated statements of operations as of and for the applicable periods presented.

12.    LEASES
Leases primarily pertain to certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars, which are primarily accounted for as operating leases. We sublease the corporate headquarters from a third party and sublease the aircraft hangar at Cincinnati/Northern Kentucky International Airport from Delta Air Lines, Inc. (“Delta”).
We have certain variable lease agreements with aircraft owners that contain payment terms based on an hourly lease rate multiplied by the number of flight hours during a month. Variable lease payments were $3.6 million and $12.5 million for the three and nine months ended September 30, 2022, respectively, and $3.2 million and $12.1 million for the three and nine months ended September 30, 2021, respectively.
The components of net lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$9,789	$12,643	$28,614	$29,900
Short-term lease costs	8,086	3,331	22,600	16,139
Total lease costs	$17,875	$15,974	$51,214	$46,039
Costs related to leased aircraft and operational facilities were $15.0 million and $43.3 million for the three and nine months ended September 30, 2022, respectively, and $14.0 million and $40.7 million for the three and nine months ended September 30, 2021, respectively, and are included in cost of revenue in the condensed consolidated statements of operations. Costs related to leased corporate headquarters and other office space including expenses for non-lease components were $2.9 million and $7.9 million for the three and nine months ended September 30, 2022, respectively, and $2.0 million and $5.1 million for the three and nine months ended September 30, 2021, respectively, and are included in general and administrative expense in the condensed consolidated statements of operations.
Supplemental cash flow information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$28,865	$27,773
Right-of-use assets obtained in exchange for operating lease obligations	$46,916	$62,856
Supplemental balance sheet information related to leases are as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	5.8	6.4
Weighted-average discount rate:
Operating leases	9.0%	9.5%
Maturities of lease liabilities, as of September 30, 2022, were as follows (in thousands):

Year ending December 31,	Operating Leases
2022 (excluding the nine months ended September 30, 2022)	$10,074
2023	38,557
2024	33,090
2025	19,384
2026	11,230
Thereafter	42,441
Total lease payments	154,776
Less: Imputed interest	(37,698)
Total lease obligations	$117,078
13.    STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Pursuant to the Wheels Up Experience Inc. certificate of incorporation, we are authorized to issue 2,500,000,000 shares of Class A common stock, par value of $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share. Holders of Class A common stock are entitled to one vote per share.
As of September 30, 2022, we have the following nine equity-based compensation plans that were approved by the board of directors of WUP prior to the Business Combination: Wheels Up Partners Holdings LLC Equity Incentive Plan (“MIP Plan”); Wheels Up Partners Holdings LLC Equity Incentive Plan II (“MIP Plan II”); Wheels Up Partners Holdings LLC Equity Incentive Plan III (“MIP Plan III”); Wheels Up Partners Holdings LLC Equity Incentive Plan IV (“MIP Plan IV”); Wheels Up Partners Holdings LLC Equity Incentive Plan V (“MIP Plan V”); Wheels Up Partners Holdings LLC Equity Incentive Plan VI (“MIP Plan VI”); Wheels Up Partners Holdings LLC Equity Incentive Plan VII (“MIP Plan VII”); and Wheels Up Partners Holdings LLC Equity Incentive Plan VIII (“MIP Plan VIII”); which collectively constitute the management incentive plan and the Wheels Up Partners Holdings LLC Option Plan, which is the WUP stock option plan. Following the consummation of the Business Combination, no new grants can be made under the WUP management incentive plan or the WUP stock option plan.

In connection with the Business Combination, the board of directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), for employees, consultants and other qualified persons.
On June 30, 2022, the Board adopted the Wheels Up Experience Inc. 2022 Inducement Grant Plan (the “2022 Inducement Plan”) to be used for a one-time employment inducement grant for our new Chief Financial Officer, Todd Smith, pursuant to New York Stock Exchange Rule 303A.08. The maximum number of awards that could be granted under the 2022 Inducement Plan were 2,051,282 shares of Class A common stock, which were all granted in the form of RSUs to Mr. Smith on July 1, 2022. The RSUs granted under the 2022 Inducement Plan are subject to time-based vesting and will vest ratably on December 30, 2022, December 30, 2023 and December 30, 2024, respectively, in each case subject to Mr. Smith’s continued employment with Wheels Up through the vesting date.
WUP Management Incentive Plan
WUP Profits Interests
As of September 30, 2022, an aggregate of 31.3 million profits interests have been authorized and issued under the WUP management incentive plan.
The following table summarizes the profits interests activity under the WUP management incentive plan as of September 30, 2022:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2022	28,819	$0.42
Granted	—	—
Exchanged	—	—
Expired/forfeited	(6)	0.24
Outstanding WUP profits interests as of September 30, 2022	28,813	$0.42
The weighted-average remaining contractual term as of September 30, 2022, for WUP profits interests outstanding was approximately 8.8 years.
The following table summarizes the status of non-vested WUP profits interests as of September 30, 2022:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP profits interests as of January 1, 2022	4,733	$0.35
Granted	—	—
Vested	(3,029)	0.31
Forfeited	(6)	0.24
Non-vested WUP profits interests as of September 30, 2022	1,698	$0.42
The total unrecognized compensation cost related to non-vested WUP profits interests was $0.3 million as of September 30, 2022 and is expected to be recognized over a weighted-average period of 0.5 years. The total fair value for WUP profits interests that vested was approximated $1.0 million for the nine months ended September 30, 2022.
WUP Restricted Interests

As of September 30, 2022, under MIP Plan VII, 4.7 million WUP restricted interests have been authorized and issued to certain current and former Wheels Up employees.
The following table summarizes the restricted interests activity under the WUP management incentive plan as of September 30, 2022:

	Number of WUP Restricted Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP restricted interests as of January 1, 2022	4,662	$3.98
Granted	—	—
Vested	(4,662)	3.98
Forfeited	—	—
Non-vested WUP restricted interests as of September 30, 2022	—	$—
The weighted-average remaining contractual term as of September 30, 2022, for WUP restricted interests outstanding was approximately 7.5 years.
The total unrecognized compensation cost related to non-vested WUP restricted interests was $0 as of September 30, 2022. WUP restricted interests are time and performance-based awards that vest with a change in control or initial public offering. As a result, we started recording compensation cost for WUP restricted interests on the Closing Date. The total fair value for WUP restricted interests that vested was approximated $18.6 million for the nine months ended September 30, 2022.
The WUP restricted interests granted vest when both of the following conditions exist: (i) ratably over a four-year service period and (ii) upon the first to occur of (A) a change of control and (B) the later to occur of (1) six months after an initial public offering and (2) 30 days after the expiration of any applicable lock-up period in connection with an initial public offering. The WUP restricted interests lock-up period expired on February 8, 2022. As of such date, the holders of WUP restricted interests met the vesting conditions for the portion of their awards that did not require further service. The remainder of such eligible vestings occurred prior to filing this Quarterly Report on Form 10-Q.
WUP Stock Option Plan
As of September 30, 2022, the number of WUP stock options authorized and issued in aggregate under the WUP stock option plan was 17.5 million. Each outstanding stock option is exercisable for one share of Class A common stock.
The following table summarizes the activity under the WUP stock option plan as of September 30, 2022:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2022	15,713	$7.52	$1.19
Granted	—	—	—
Exercised	—	—	—
Forfeited	(2,483)	7.61	1.16
Expired	—	—	—
Outstanding WUP stock options as of September 30, 2022	13,230	$7.50	$1.19
Exercisable WUP stock options as of September 30, 2022	12,139	$7.45	$1.12

The aggregate intrinsic value as of September 30, 2022, for WUP stock options that were outstanding and exercisable was $0.
The weighted-average remaining contractual term as of September 30, 2022, for WUP stock options that were outstanding and exercisable was approximately 7.0 years and 6.9 years, respectively.
The following table summarizes the status of non-vested WUP stock options as of September 30, 2022:

	Number of WUP Stock Options	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP stock options as of January 1, 2022	3,971	$1.63
Granted	—	—
Vested	(2,632)	1.48
Expired	—	—
Forfeited	(248)	1.64
Non-vested WUP stock options as of September 30, 2022	1,091	$1.98
The total unrecognized compensation cost related to non-vested WUP stock options was $1.8 million as of September 30, 2022 and is expected to be recognized over a weighted-average period of 0.9 years. The total fair value for WUP stock options that vested was approximated $3.9 million for the nine months ended September 30, 2022.
2021 LTIP
As of September 30, 2022, an aggregate of 27.3 million shares were authorized for issuance under the 2021 LTIP.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity under the 2021 LTIP related to RSUs as of September 30, 2022:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2022	8,411	$7.32
Granted(1)	17,880	3.01
Vested	(2,257)	6.66
Forfeited	(2,627)	6.13
Non-vested RSUs as of September 30, 2022	21,407	$3.96
(1) Includes 1,600 RSUs granted to our Chief Executive Officer (“CEO”). See “—2022 CEO Awards” for additional details regarding this grant.
The total unrecognized compensation cost related to non-vested RSUs was $65.2 million as of September 30, 2022 and is expected to be recognized over a weighted-average period of 2.3 years. The total fair value for RSUs that vested was approximated $15.0 million for the nine months ended September 30, 2022.
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
The following table summarizes the activity under the 2021 LTIP related to PSUs as of September 30, 2022:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2022	—	$—
Granted(1)	1,149	2.13
Vested	—	—
Forfeited	—	—
Non-vested PSUs as of September 30, 2022(2)	1,149	$2.13
(1) Includes 380 PSUs granted to our CEO. See “—2022 CEO Awards” for additional details regarding this grant.
(2) Approximately 769 of the PSUs reflected in this table may settle into shares of our Class A common stock equal to 80-120% of the PSUs based on the level of performance.
Equity-based compensation expense associated with PSUs is based on the fair value of our Class A common stock on the grant date, which equals the closing price of our Class A common stock on the grant date. We recognize compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. The total grant date fair value of unvested PSUs as of September 30, 2022 was $1.9 million. As of September 30, 2022, the achievement of the related performance objective was not probable of being achieved and, accordingly, no compensation cost for the PSUs has been recognized.
2022 CEO Awards
During the second quarter of 2022, the Board approved certain grants under the 2021 LTIP to our CEO consisting of 1,600,000 RSUs that contain a service-based vesting condition (the “CEO Service-Based RSUs”), 380,000 PSUs that contain performance-based vesting conditions (the “CEO PSUs”) and 1,615,000 RSUs that contain market-based vesting conditions (the “CEO Market-Based RSUs”, together with the CEO Service-Based RSUs and CEO PSUs, the “2022 CEO Awards”). All of the 2022 CEO Awards require continued employment through the vesting date, subject to specified change in control and service termination exceptions. The CEO Service-Based RSUs vest annually over a three-year period from the grant date. The CEO Service-Based RSUs are included in the table under “—Restricted Stock Units (“RSUs”)” above as of September 30, 2022.
The CEO PSUs will vest, if at all, with the achievement of certain separate performance conditions based on the achievement of pre-determined annual revenue and earnings before interest, taxes, depreciation and amortization thresholds. Any CEO PSUs that have not vested prior to the date the audited financial statements for the year ending December 31, 2026 are finalized will be forfeited. The CEO PSUs are included in the table under “—Performance-Based Restricted Stock Units (“PSUs”)” above as of September 30, 2022.
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
As of September 30, 2022, none of the CEO PSUs had vested and 133,333 CEO PSUs had a performance-based vesting condition deemed probable of being achieved. The total unrecognized compensation cost related to such CEO PSUs with a probable performance-based vesting condition was $0.3 million as of September 30, 2022 and is expected to be recognized over 0.6 years.

The grant-date fair value of the CEO Market-Based RSUs, using a Monte Carlo simulation model, was $0.3 million. The derived service period for such CEO Market-Based RSUs began on June 8, 2022 and is a weighted-average period of 3.8 years.
Based on the Class A common stock trading price, the market conditions for the CEO Market-Based RSUs were not met, and no shares vested as of September 30, 2022. The total unrecognized compensation cost related to such CEO Market-Based RSUs was $0.2 million as of September 30, 2022 and is expected to be recognized over 3.5 years.
Wheels Up Stock Options
The following table summarizes the activity under the 2021 LTIP related to Wheels Up stock options as of September 30, 2022:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2022	921	$10.00	$4.75
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of September 30, 2022	921	$10.00	$4.75
Exercisable Wheels Up stock options as of September 30, 2022	384	$10.00	$4.75
The aggregate intrinsic value as of September 30, 2022, for Wheels Up stock options that were outstanding and exercisable was $0.
The weighted-average remaining contractual term as of September 30, 2022, for Wheels Up stock options that were outstanding and exercisable was approximately 8.8 years and 8.8 years, respectively.
The following table summarizes the status of non-vested Wheels Up stock options as of September 30, 2022:

	Number of Wheels Up Stock Options	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested Wheels Up stock options as of January 1, 2022	768	$4.75
Granted	—	—
Vested	(230)	4.75
Expired	—	—
Forfeited	—	—
Non-vested Wheels Up stock options as of September 30, 2022	538	$4.75
The total unrecognized compensation cost related to non-vested Wheels Up stock options was $2.3 million as of September 30, 2022 and is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Wheels Up stock options that vested was approximated $1.1 million for the nine months ended September 30, 2022.
Equity-Based Compensation Expense

Compensation expense for WUP profits interests recognized in the condensed consolidated statements of operations was $0.2 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $1.5 million for the three and nine months ended September 30, 2021, respectively.
Compensation expense for WUP restricted interests recognized in the condensed consolidated statements of operations was $0 and $0.4 million for the three and nine months ended September 30, 2022, respectively, and $12.6 million for each of the three and nine months ended September 30, 2021.
Compensation expense for WUP stock options and Wheels Up stock options recognized in the condensed consolidated statements of operations was $1.3 million and $5.5 million for the three and nine months ended September 30, 2022, respectively, and $5.4 million and $7.7 million for the three and nine months ended September 30, 2021, respectively.
Compensation expense for RSUs recognized in the condensed consolidated statements of operations was $11.2 million and $29.9 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million for each of the three and nine months ended September 30, 2021.
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$3,581	$679	$11,320	$779
Technology and development	751	619	2,047	806
Sales and marketing	2,756	2,449	8,314	2,901
General and administrative	15,416	24,159	44,158	26,182
Total equity-based compensation expense	$22,504	$27,906	$65,839	$30,668
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
Earnout Shares that are attributable to WUP profits interests and restricted interests require continued employment as of the date on which each of the Earnout Share market conditions are met. As of September 30, 2022 forfeitures of Earnout Shares were not material.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Closing Date and is a weighted-average period of 1.7 years.
Based on the Class A common stock trading price, the market conditions were not met, and no Earnout Shares vested as of September 30, 2022. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was $9.7 million and $28.8 million for the three and nine months ended September 30, 2022, respectively, and $8.3 million for each of the three and nine months ended September 30, 2021. The total unrecognized compensation cost related to Earnout Shares was $11.1 million as of September 30, 2022 and is expected to be recognized over 0.5 years.

Treasury Stock
During the three and nine months ended September 30, 2022, respectively, 473,339 and 2,386,585 shares, with a market value of $0.7 million and $7.3 million, respectively, or $1.39 and $3.47 per share, respectively, were withheld to settle employee taxes due upon the vesting of either restricted stock or RSUs and were added to treasury stock on our condensed consolidated balance sheets as of September 30, 2022.

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
The calculation of non-controlling interests was as follows:

	September 30, 2022		December 31, 2021
Number of WUP common units held by Wheels Up(1)	245,745,014	100.0%	245,834,569	99.2%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—%	—%	2,045,995	0.8%
Total WUP common units and vested WUP profits interests outstanding	245,745,014	100.0%	247,880,564	100.0%
(1) WUP common units represent an equivalent ownership of Class A common stock outstanding.
(2) Based on the closing price of Class A common stock on the last trading day of the period covered by this Quarterly Report, there would be 0 WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of September 30, 2022.
Weighted-average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was 0.0% and 0.0% for the three and nine months ended September 30, 2022, respectively, and 1.4% and 5.1% for the three and nine months ended September 30, 2021, respectively.

15.    RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred expenses of $0.1 and $1.5 million for the three and nine months ended September 30, 2022, respectively, and $1.4 million and $3.2 million for the three and nine months ended September 30, 2021, respectively, from transactions related to a commercial cooperation agreement with our stockholder Delta. We have also recorded $3.2 and $5.3 million in accrued expenses on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, for transactions associated with the commercial cooperation agreement. In addition, we provided $0.5 million and $1.9 million of flights to certain persons currently and previously affiliated with Delta at a discount to our retail pricing for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.6 million for the three and nine months ended

September 30, 2021, respectively. Delta provided Wheels Up Private Jets pilots airfare for business travel at no cost for all periods presented.
We incurred expenses of $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, for an aircraft leased from an employee. We recognized revenue of $1.3 million and $3.9 million for flights and other services, including aircraft management, provided to Board members for the three and nine months ended September 30, 2022, respectively, and $0 and $0.7 million for the three and nine months ended September 30, 2021, respectively. We incurred expenses of $0 for each of the three and nine months ended September 30, 2022, and $0 for each of the three and nine months ended September 30, 2021, for an immediate family member of a Wheels Up executive and a member of the Board who was a full-time employee. We incurred marketing expenses of $0 and $0.3 million for the three and nine months ended September 30, 2022, respectively, and $0 for each of the three and nine months ended September 30, 2021, with a company where a member of the Board is an executive.

16.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(86,838)	$(58,485)	$(268,250)	$(114,050)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	244,351	235,341	244,348	191,057
Basic and diluted net loss per share of Class A common stock	$(0.36)	$(0.25)	$(1.10)	$(0.60)
There were no dividends declared or paid for each of the three and nine months ended September 30, 2022 or 2021.
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
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants	12,521,494	10,870,308	12,521,494	3,623,436
Earnout Shares	9,000,000	7,813,187	9,000,000	2,604,396
RSUs(1)	24,327,885	836,499	24,327,885	279,858
Stock options	14,150,655	16,879,379	14,150,655	16,463,474
Total anti-dilutive securities	60,000,034	36,399,373	60,000,034	22,971,164
(1) Includes RSUs, PSUs and CEO Market-Based RSUs outstanding as of September 30, 2022.

17.    INCOME TAXES
We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income or loss from WUP, as well as any standalone income or loss Wheels Up generates. WUP is treated as a partnership for U.S. federal and most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, any taxable income or loss generated by WUP is passed through to and included in the taxable income or loss of its members, including Wheels Up.
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
We recorded income tax expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and $0 for each of the three and nine months ended September 30, 2021. The effective tax rate was (0.2)% and (0.2)% for the three and nine months ended September 30, 2022, respectively, and 0% for each of the three and nine months ended September 30, 2021. Our effective tax rate for each of the three and nine months ended September 30, 2022, differs from the federal statutory rate of 21% primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. For the periods prior to the Business Combination, there is no income tax expense recorded because WUP is treated as a partnership for U.S. federal tax purposes and is not subject to U.S. federal and most applicable state and local income taxes.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of September 30, 2022, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the U.S. deferred tax assets will not be realized. Accordingly, a full valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
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
In connection with the Business Combination, we filed a Registration Statement on Form S-1 that was declared effective by the SEC on August 24, 2021, as amended by Post-Effective Amendment No. 1 thereto that was declared effective by the SEC on March 21, 2022, as further amended by Post-Effective Amendment No. 2 to Form S-1 on Form S-3 filed with the SEC on July 20, 2022, and as further amended by Post-Effective Amendment No. 3 to Form S-1 on Form S-3 that was declared effective by the SEC on August 10, 2022 (collectively, the “Selling Stockholder Registration Statement”). The Selling Stockholder Registration Statement relates to the issuance of an aggregate of 12,521,494 shares of Class A common stock underlying the Public Warrants and Private Warrants. As of September 30, 2022, there have not been any warrants exercised and 12,521,494 remain outstanding.

19.    SUBSEQUENT EVENTS
On October 14, 2022, Wheels Up Partners LLC (“WUP LLC”), an indirect subsidiary of the Company, entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which WUP LLC issued $270.0 million aggregate principal amount of equipment notes (collectively, the “Equipment Notes”). The Equipment Notes were issued under separate Trust Indentures and Mortgages (each, an “Indenture” and collectively, the “Indentures”) with respect to each aircraft. The Equipment Notes were issued for net proceeds (before transaction-related expenses) equal to 96% of principal amount, or $259.2 million, and bear interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum.
The Equipment Notes are secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries.
Interest and principal payments on the Equipment Notes are payable quarterly on each January 15, April 15, July 15 and October 15, beginning on January 15, 2023. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless redeemed earlier by the Company. The Note Purchase Agreement and each Indenture and the related guarantees contain certain operational and financial covenants, including a minimum liquidity covenant and a covenant that limits the maximum loan to value ratio of all aircraft financed, subject to certain cure rights of the Company, and other restrictive covenants that provide limitations under certain circumstances. Each Indenture contains customary events of default for transactions of this type, including cross-default provisions among the Equipment Notes. The maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default.

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
Flight revenue includes both retail and wholesale charter. Wheels Up has one of the largest and most diverse mix of available aircraft in the industry. As of September 30, 2022, we have over 200 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets, approximately half of which are Wheels Up branded aircraft. As of September 30, 2022, we also have a managed fleet across all private aircraft cabin classes of approximately 150 aircraft and an extensive network of third-party operators available in our program fleet from whom we can access over 1,200 additional safety vetted and verified partner aircraft.
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
In addition, we earn other revenue from fixed-base operator (“FBO”) and maintenance, repair and overhaul (“MRO”) ground services, flight management software subscriptions, sponsorship and partnership fees, freight, group charter, safety and security, special missions and whole aircraft acquisitions and sales where we act as the broker.
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
2022-1 Equipment Note Financing
On October 14, 2022, Wheels Up Partners LLC (“WUP LLC”), an indirect subsidiary of the Company, entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which WUP LLC issued $270.0 million aggregate principal amount of equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure (the “2022-1 Equipment Note Financing”). The Equipment Notes were issued for net proceeds (before transaction-related expenses) equal to 96% of principal amount and bear interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless redeemed earlier by WUP LLC. The Equipment Notes are secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries.
As of September 30, 2022, we had approximately $285.5 million of cash and cash equivalents. On an unaudited pro forma basis, taking into account the net proceeds (before transaction-related expenses) of $259.2 million received by the Company upon consummation of the 2022-1 Equipment Note Financing as if such financing had been completed on September 30, 2022, we would have had approximately $544.7 million of cash and cash equivalents. See “Non-GAAP Financial Measures” for additional information regarding our use non-GAAP financial measures, such as pro forma cash, in this Quarterly Report on Form 10-Q.
Atlanta Member Operations Center
In October 2022, it was announced that we plan to relocate significant elements of our member operations team from Columbus, Ohio to Atlanta, Georgia, which will include construction of a 34,000 square foot Member Operations Center (the “Atlanta Member Operations Center”) and the relocation of certain employees to the Atlanta area. Establishment of the new Atlanta Member Operations Center is expected to centralize our critical functions with the goal of better serving our members and customers. The Company anticipates that the new Atlanta Member Operations Center will be completed and commence operations in mid-2023.
Business Impact of COVID-19
For the foreseeable future, we plan to continue the Wheels Up Safe Passage™ program introduced in response to the outbreak of the coronavirus pandemic (“COVID-19”). As a result of the increased rate of COVID-19 spread during a portion of the fourth quarter of 2021 and into the first quarter of 2022, flight volumes were negatively impacted, primarily due to a combination of customer cancellations, access to third-party supply and reduced crew availability resulting from COVID-19 exposure. Although flight volumes recovered in the second and third quarters of 2022, we continue to experience supply chain disruptions and increased costs for parts and supplies related to COVID-19.

Moving forward, we believe the COVID-19 pandemic has led to a shift in consumer prioritization of wellness and safety, with private aviation viewed increasingly by those in the addressable market as a health-conscious decision rather than a discretionary luxury. We believe this will translate into an increase in flight demand over time. We have not had, and do not expect any, material COVID-19 related contingencies, impairments, concessions, credit losses or other expenses in future periods.
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
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest income (expense), (ii) income tax expense, (iii) depreciation and amortization, (iv) equity-based compensation expense, (v) acquisition and integration related expenses, (vi) public company readiness related expenses, (vii) change in fair value of warrant liability and (viii) other items not indicative of our ongoing operating performance, including but not limited to, restructuring charges. We include Adjusted EBITDA as a supplemental measure for assessing operating performance and for the following:
•Use in conjunction with bonus program target achievement determinations, strategic internal planning, annual budgeting, allocating resources and making operating decisions; and
•Provides useful information for historical period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and variable amounts.

The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(86,838)	$(59,455)	$(268,637)	$(120,622)
Add back (deduct)
Interest expense	—	782	—	9,503
Interest income	(1,130)	(7)	(1,612)	(25)
Income tax expense	185	—	505	—
Other expense, net	625	—	1,505	—
Depreciation and amortization	16,500	13,639	46,862	40,952
Equity-based compensation expense	22,504	27,906	65,839	30,668
Public company readiness expense(1)	—	2,455	—	3,298
Acquisition and integration expense(2)	4,747	644	16,092	5,017
Restructuring charges(3)	682	—	6,165	—
Change in fair value of warrant liability	(2,504)	(12,271)	(8,265)	(12,271)
Loss on extinguishment of debt	—	2,379	—	2,379
Corporate headquarters relocation expense	—	—	—	31
Adjusted EBITDA	$(45,229)	$(23,928)	$(141,546)	$(41,070)
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

The following table reconciles Adjusted Contribution to gross profit (loss), which is the most directly comparable U.S. GAAP measure (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$420,356	$301,978	$1,171,503	$849,215
Less: Cost of revenue	(403,042)	(283,495)	(1,144,698)	(773,191)
Less: Depreciation and amortization	(16,500)	(13,639)	(46,862)	(40,952)
Gross profit (loss)	$814	$4,844	$(20,057)	$35,072
Gross margin	0.2%	1.6%	(1.7)%	4.1%
Add back:
Depreciation and amortization	$16,500	$13,639	$46,862	$40,952
Equity-based compensation expense in cost of revenue	3,581	679	11,320	779
Acquisition and integration expense in cost of revenue	650	—	650	1,011
Adjusted Contribution	$21,545	$19,162	$38,775	$77,814
Adjusted Contribution Margin	5.1%	6.3%	3.3%	9.2%
Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	As of September 30,
	2022	2021	% Change
Active Members	12,688	11,375	12%

	Three Months Ended September 30,
	2022	2021	% Change
Active Users	13,339	12,011	11%

Live Flight Legs	21,025	19,714	7%

Flight revenue per Live Flight Leg	$13,266	$11,076	20%

	Nine Months Ended September 30,
	2022	2021	% Change
Live Flight Legs	60,356	53,226	13%

Flight revenue per Live Flight Leg	$13,244	$11,677	13%
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
Active Users
We define Active Users as Active Members and jet card holders as of the reporting date plus unique non-member consumers who completed a revenue generating flight at least once in a given period and excluding wholesale flight activity. While a unique consumer can complete multiple revenue generating flights on our platform in a given period, that unique user is counted as only one Active User. We use Active Users to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the market in which we operate and our growth in revenue.
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
Membership revenue is comprised of a one-time initiation fee paid at the commencement of a membership and recurring annual dues. In the first year of membership, a portion of the initiation fee is applied to annual dues. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the customer relationship period, which is estimated to be three years as of September 30, 2022. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues are deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles Program as part of their membership, then a portion of the membership fee is allocated at contract inception.
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
Other revenue primarily consists of (i) ground services derived from aircraft customers that use our FBO and MRO facilities and (ii) flight-related services. In addition, other revenue includes subscription fees from third-party operators for access to our UP FMS software, fees we may receive from third-party sponsorships and partnerships, freight, group charter, safety and security, whole aircraft acquisitions and sales, and special missions including government, defense, emergency and medical transport.
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
Interest Expense
Interest expense primarily consists of the interest paid or payable and the amortization of debt discounts and deferred financing costs on our credit facilities, promissory notes and other debt obligations.

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
Results of Our Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
The following table sets forth our results of operations for each of the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Change in
	2022	2021	$	%
Revenue	$420,356	$301,978	$118,378	39%

Costs and expenses:
Cost of revenue	403,042	283,495	119,547	42%
Technology and development	16,639	8,769	7,870	90%
Sales and marketing	30,830	22,157	8,673	39%
General and administrative	44,323	42,490	1,833	4%
Depreciation and amortization	16,500	13,639	2,861	21%
Gain on sale of aircraft held for sale	(1,316)	—	(1,316)	100%
Total costs and expenses	510,018	370,550	139,468	38%

Loss from operations	(89,662)	(68,572)	(21,090)	(31)%

Other income (expense):
Change in fair value of warrant liability	2,504	12,271	(9,767)	100%
Loss on extinguishment of debt	—	(2,379)	2,379	100%
Interest income	1,130	7	1,123	100%
Interest expense	—	(782)	782	(100)%
Other expense, net	(625)	—	(625)	100%
Total other income (expense)	3,009	9,117	(6,108)	67%

Loss before income taxes	(86,653)	(59,455)	(27,198)	(46)%

Income tax expense	(185)	—	(185)	100%

Net loss	(86,838)	(59,455)	(27,383)	(46)%
Less: Net loss attributable to non-controlling interests	—	(970)	970	100%
Net loss attributable to Wheels Up Experience Inc.	$(86,838)	$(58,485)	$(28,353)	(48)%

Revenue
Revenue increased by $118.4 million, or 39%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in revenue was primarily attributable to the following changes in membership revenue, flight revenue, aircraft management revenue and other revenue (in thousands, except percentages):

	Three Months Ended September 30,		Change in
	2022	2021	$	%
Membership	$22,409	$17,982	$4,427	25%
Flight	278,917	218,360	60,557	28%
Aircraft management	58,962	58,005	957	2%
Other	60,068	7,631	52,437	687%
Total	$420,356	$301,978	$118,378	39%
Growth in membership revenue was driven primarily by a 12% increase in Active Members compared to the three months ended September 30, 2021.
Flight revenue growth was driven by a 7% increase in Live Flight Legs year-over-year, which resulted in $14.5 million of growth, and a 20% increase in flight revenue per Live Flight Leg, which drove $46.0 million of year-over-year improvement. The increase in Live Flight Legs was primarily attributable to an increase in the number of Active Members and the acquisition of Air Partner. Flight revenue for the three months ended September 30, 2022 also includes $16.9 million of fuel surcharge revenue, which we began collecting effective April 1, 2022 and modified to a fuel surcharge indexed to fuel prices effective June 1, 2022. In addition, flight revenue increased due to the acquisition of Air Partner, which added $14.1 million for the three months ended September 30, 2022.
The increase in aircraft management revenue was primarily attributable to an increase in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which stem from an increase in operating costs.
The increase in other revenue was primarily attributable to a $34.8 million increase in sales of aircraft inventory and the $17.2 million related to the acquisition of Air Partner for the three months ended September 30, 2022.
Cost of Revenue
Cost of revenue increased by $119.5 million, or 42%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in cost of revenue is primarily attributable to the increase in flight operating costs due to inflationary pressures, such as increased fuel, maintenance, wages and third-party fulfillment costs, the acquisition of Air Partner and increased whole aircraft sales. In addition, excluding aircraft owner expenses, fuel expense increased by $5.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which was primarily attributable to an increase in fuel prices.
Adjusted Contribution Margin decreased 120 basis points for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which was primarily attributable to cost pressures and supply constraints impacting us and the industry, partially offset by the acquisition of Air Partner and additional whole aircraft sales. Specifically, pilot availability, increased fuel costs, maintenance challenges, wage inflation and increased third-party fulfillment costs each contributed to the decline in Adjusted Contribution Margin. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.

Other Operating Expenses
Technology and Development
Technology and development expenses increased by $7.9 million, or 90%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 which were primarily driven by continued investments in digital transformation including the marketplace platform and UP FMS. The increase in technology and development expenses was primarily attributable to an increase of $4.0 million in employee compensation and allocable costs combined with third-party consultant fees increasing $2.5 million. The increase in employee costs and consultant fees was partially offset by higher capitalized costs related to the development of internal use software of $2.0 million. Additionally, enterprise software expense increased by $2.0 million. Lastly, technology and development expenses increased due to the acquisition of Air Partner, which added $1.4 million for the three months ended September 30, 2022.
Sales and Marketing
Sales and marketing expenses increased by $8.7 million, or 39%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in sales and marketing was attributable to an increase of $1.4 million for employee compensation costs and allocable costs. In addition, sales commissions increased $2.4 million driven by higher whole aircraft sales activity. Expenses related to marketing and member benefits declined by $1.4 million year-over-year, of which $0.8 million were related to one-time initial public offering (“IPO”) readiness costs. Lastly, sales and marketing expenses increased due to the acquisition of Air Partner, which added $6.3 million for the three months ended September 30, 2022.
General and Administrative
General and administrative expenses increased by $1.8 million, or 4%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in general and administrative expenses was attributable to an increase of $1.6 million for employee compensation costs and allocable costs, professional service-related fees of $3.0 million, $0.3 million related to public company costs, and $3.5 million in one-time costs related to merger and acquisition activity for the three months ended September 30, 2022. Additionally, general and administrative expenses increased $5.4 million due to the acquisition of Air Partner and Alante Air. These increases were offset by a $1.7 million decrease in one-time IPO readiness costs, a $1.6 million decrease in bad debt expense and a $8.7 million decrease in equity-based compensation.
Depreciation and Amortization
Depreciation and amortization expenses increased by $2.9 million, or 21%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in depreciation and amortization expense was primarily attributable to a $1.8 million increase in amortization of software development costs. The increase was partially offset by a decrease in amortization of intangible assets of $0.5 million. Lastly, depreciation and amortization expenses increased due to the acquisition of Air Partner, which added $1.6 million for the three months ended September 30, 2022.
Interest Income
Interest income increased by $1.1 million, or 100%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was attributable to higher rates of interest earned on cash equivalents in money market funds, U.S treasury bills and time deposits.
Interest Expense
Interest expense decreased by $0.8 million, or 100%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease in interest expense was attributable to our repayment of substantially all of the outstanding principal of our long-term debt on July 21, 2021.

Results of Our Operations for the nine months ended September 30, 2022 Compared to the nine months ended September 30, 2021
The following table sets forth our results of operations for each of the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Nine Months Ended September 30,		Change in
	2022	2021	$	%
Revenue	$1,171,503	$849,215	$322,288	38%

Costs and expenses:
Cost of revenue	1,144,698	773,191	371,507	48%
Technology and development	42,436	23,818	18,618	78%
Sales and marketing	87,761	55,846	31,915	57%
General and administrative	130,200	76,444	53,756	70%
Depreciation and amortization	46,862	40,952	5,910	14%
Gain on sale of aircraft held for sale	(3,950)	—	(3,950)	100%
Total costs and expenses	1,448,007	970,251	477,756	49%

Loss from operations	(276,504)	(121,036)	(155,468)	(128)%

Other income (expense):
Change in fair value of warrant liability	8,265	12,271	(4,006)	100%
Loss on extinguishment of debt	—	(2,379)	2,379	100%
Interest income	1,612	25	1,587	100%
Interest expense	—	(9,503)	9,503	(100)%
Other expense, net	(1,505)	—	(1,505)	100%
Total other income (expense)	8,372	414	7,958	(1922)%

Loss before income taxes	(268,132)	(120,622)	(147,510)	(122)%

Income tax expense	(505)	—	(505)	100%

Net loss	(268,637)	(120,622)	(148,015)	(123)%
Less: Net loss attributable to non-controlling interests	(387)	(6,572)	6,185	94%
Net loss attributable to Wheels Up Experience Inc.	$(268,250)	$(114,050)	$(154,200)	(135)%

Revenue
Revenue increased by $322.3 million, or 38%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in revenue was primarily attributable to the following changes in membership revenue, flight revenue, aircraft management revenue and other revenue (in thousands, except percentages):

	Nine Months Ended September 30,		Change in
	2022	2021	$	%
Membership	$67,076	$49,144	$17,932	36%
Flight	799,351	621,494	177,857	29%
Aircraft management	180,186	158,840	21,346	13%
Other	124,890	19,737	105,153	533%
Total	$1,171,503	$849,215	$322,288	38%
Growth in membership revenue was driven primarily by a 12% increase in Active Members compared to the nine months ended September 30, 2021 combined with an increased mix of Core members.
Flight revenue growth was driven by a 13% increase in Live Flight Legs year-over-year, which resulted in $83.3 million of growth, and a 13% increase in flight revenue per Live Flight Leg, which drove $94.5 million of year-over-year improvement. The increase in Live Flight Legs was primarily attributable to an increase in the number of Active Members and the acquisition of Air Partner. Flight revenue for the nine months ended September 30, 2022 also includes $32.5 million of fuel surcharge revenue, which we began collecting effective April 1, 2022 and modified to a fuel surcharge indexed to fuel prices effective June 1, 2022. In addition, flight revenue increased due to the acquisition of Air Partner, which added $27.5 million for the nine months ended September 30, 2022.
The increase in aircraft management revenue was primarily attributable to an increase in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which stem from increased flight activity and higher aircraft operating costs.
The increase in other revenue was primarily attributable to an increase in sales of aircraft inventory and the acquisition of Air Partner for the nine months ended September 30, 2022.
Cost of Revenue
Cost of revenue increased by $371.5 million, or 48%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in cost of revenue is primarily attributable to the increase in Live Flight Legs, the increase in aircraft management revenue and increased whole aircraft sales. Equity-based compensation increased $10.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In addition, excluding aircraft owner expenses, fuel expense increased by $38.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which was primarily attributable to an increase in fuel prices.
Adjusted Contribution Margin decreased 590 basis points for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which was primarily attributable to cost pressures and supply constraints impacting us and the industry, partially offset by the acquisition of Air Partner and additional whole aircraft sales. Specifically, pilot availability, increased fuel costs, maintenance challenges. wage inflation and increased third-party fulfillment costs each contributed to the decline in Adjusted Contribution Margin. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.

Other Operating Expenses
Technology and Development
Technology and development expenses increased by $18.6 million, or 78%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 driven by continued investments in digital transformation including the marketplace platform and UP FMS. The increase in technology and development expenses was primarily attributable to an increase of $9.4 million in employee compensation costs and allocable costs and an increase in third-party consultant fees of $9.6 million which were partially offset by higher capitalized costs related to the development of internal use software of $8.7 million. Additionally, equipment and enterprise software expense increased by $2.3 million and $3.9 million, respectively. Lastly, technology and development expenses increased due to the acquisition of Air Partner, which added $2.1 million for the nine months ended September 30, 2022.
Sales and Marketing
Sales and marketing expenses increased by $31.9 million, or 57%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in sales and marketing was primarily attributable to an increase of $4.7 million for employee compensation costs and allocable costs, $5.4 million of equity-based compensation, and an increase in professional service-related fees of $0.3 million. In addition, sales commissions increased $5.3 million driven by higher Prepaid Block sales and whole aircraft sales activity. Expenses related to in-person Wheels Down events and member benefits increased $5.5 million as we resumed hosting events for our members after COVID-19 restrictions were lifted. Additionally, advertising expense decreased $2.1 million, of which $0.8 million were related to one-time IPO readiness costs. Lastly, sales and marketing expenses increased due to the acquisition of Air Partner, which added $12.8 million for the nine months ended September 30, 2022.
General and Administrative
General and administrative expenses increased by $53.8 million, or 70%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in general and administrative expenses was attributable to an $18.0 million increase in equity-based compensation expense due to additional awards that were granted during the nine months ended September 30, 2022. In addition, employee compensation and allocable costs increased $8.4 million and professional service-related fees increased $5.8 million and one-time costs related to merger and acquisition activity increased $11.4 million for the nine months ended September 30, 2022. Public company related costs, travel and entertainment expenses, office expenses and other costs also increased by approximately $3.8 million partially offset by a decrease of $2.5 million and $2.0 million in one-time IPO readiness costs and bad debt expense, respectively. Additionally, general and administrative expenses increased $10.9 million due to the acquisition of Alante Air and Air Partner for the nine months ended September 30, 2022.
Depreciation and Amortization
Depreciation and amortization expenses increased by $5.9 million, or 14%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in depreciation and amortization expense was primarily attributable to a $3.9 million increase in amortization of software development costs and a $0.4 million increase in depreciation expense for leasehold improvements. The increase was partially offset by a decrease in depreciation expense for our owned aircraft and amortization of intangible assets of $0.6 million and $1.1 million, respectively. Lastly, depreciation and amortization expenses increased due to the acquisition of Air Partner, which added $3.4 million for the nine months ended September 30, 2022.
Interest Income
Interest income increased by $1.6 million, or 100%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was attributable to higher rates of interest earned on cash equivalents in money market funds, U.S treasury bills and time deposits.

Interest Expense
Interest expense decreased by $9.5 million, or 100%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in interest expense was attributable to our repayment of substantially all of the outstanding principal of our long-term debt on July 21, 2021.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the Business Combination and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of September 30, 2022, we had approximately $285.5 million of cash and cash equivalents, which were primarily invested in money market funds, and approximately $26.4 million of restricted cash.
Long-Term Debt
From time to time, we obtain debt financing to, among other things, refinance or purchase aircraft or fund our strategic growth initiatives. Subsequent to September 30, 2022, WUP LLC issued $270.0 million aggregate principal amount Equipment Notes using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes were issued for net proceeds (before transaction-related expenses) equal to 96% of principal amount and bear interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless redeemed earlier by WUP LLC. The Equipment Notes are secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries. On an unaudited pro forma basis, taking into account the net proceeds (before transaction-related expenses) of $259.2 million received by the Company upon consummation of the 2022-1 Equipment Note Financing as if such financing had been completed on September 30, 2022, we would have had approximately $544.7 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, combined with the net proceeds from the Equipment Notes, will be sufficient to meet our projected working capital and capital expenditure requirements for at least the next 12 months. See “Non-GAAP Financial Measures” for additional information regarding our use non-GAAP financial measures, such as pro forma cash, in this Quarterly Report on Form 10-Q.
Cash Flows
The following table summarizes our cash flows for each of the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(288,341)	$(152,416)
Net cash used in investing activities	$(171,725)	$(8,428)
Net cash provided by (used in) financing activities	$(7,347)	$373,398
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(7,395)	$—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(474,808)	$212,554
Cash Flow from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $288.3 million. During the nine months ended September 30, 2022, the cash outflow from operating activities consisted of our net loss, net of non-cash items of $100.0 million and the balance from an increase in net operating assets and liabilities. In addition, during the nine months ended September 30, 2022, we sold $658.7 million of Prepaid Blocks compared to $356.9 million for the nine months ended September 30, 2021. The increase in Prepaid Block purchases was primarily attributable to the growth in Active Members and an out-of-cycle new program and pricing announcement in May 2022.
Cash Flow from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $171.7 million. During the nine months ended September 30, 2022, the cash outflow from investing activities was primarily attributable to $98.6 million for capital expenditures, including $18.5 million of software development costs. We also purchased $39.9 million of aircraft held for sale. In addition, we acquired Alante Air and Air Partner for $75.1 million, net of cash acquired. The cash outflow was partially offset by $41.8 million from the sale of aircraft that were classified as held for sale.
Cash Flow from Financing Activities
Net cash used in financing activities for the three months ended September 30, 2022 was $7.3 million. During the nine months ended September 30, 2022, the cash outflow from financing activities was attributable to a payment for shares that were withheld to settle employee taxes due upon the vesting of restricted stock and restricted stock units.
Contractual Obligations and Commitments
As of September 30, 2022, our principal commitments consisted of contractual cash obligations under our operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars. For further information on our leases, see Note 12, Leases of the Notes to Condensed Consolidated Financial Statements included herein.
Long-Term Debt
On October 14, 2022, WUP LLC issued $270.0 million aggregate principal amount Equipment Notes using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes were issued for net proceeds (before transaction-related expenses) equal to 96% of principal amount and bear interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless redeemed earlier by WUP LLC. The Equipment Notes are secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. The Equipment Notes and related documents contain certain restrictive covenants, including a minimum liquidity covenant and a covenant that limits the maximum loan to value ratio of all aircraft financed, and customary events of default for transactions of this type, including cross-default provisions among the Equipment Notes.
For further information on the 2022-1 Equipment Note Financing, see Note 19, Subsequent Events of the Notes to Condensed Consolidated Financial Statements included herein. For further information about our long-term debt and lease obligations, see Note 10, Long-term Debt and Note 12, Leases, respectively, of the Notes to Condensed Consolidated Financial Statements included herein.
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
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three and nine months ended September 30, 2022 represented 13% and 15% of our total cost of revenue and includes the recharge of fuel costs to our aircraft management customers. Based on our fuel consumption during the nine months ended September 30, 2022, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $5.3 million and $16.8 million for the three and nine months ended September 30, 2022, respectively. We do not purchase or hold any derivative instruments to protect against the effects of changes in fuel, but due to our dynamic pricing we do have the ability to raise our prices on those flights priced that way. In addition, our agreements allow us to bill members a fuel price surcharge and we exercised our right to apply this surcharge to our hourly rate for the first time on April 9, 2022. Subsequently, on May 2, 2022, we announced a new fuel surcharge framework. Beginning on June 1, 2022, we calculated and billed the fuel surcharge based on the cost of Jet A fuel, which limits our direct exposure to volatility in Jet A fuel prices to the extent the fuel surcharge applies. See “Recent Developments” above for further information regarding the details of the fuel surcharge.
Foreign Currency Exchange
We are subject to foreign currency exchange risk primarily through Air Partner’s international operations, which involve revenue and expenses denominated in foreign currencies. To manage foreign currency exchange risk, we execute international revenue and expense transactions in the same foreign currency to the extent practicable. As of September 30, 2022, we did not hold any derivative instruments to protect against the risk of foreign currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective at a reasonable assurance level.
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
Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our obligations in connection with our contractual obligations, including long-term leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition.

We have significant long-term lease and debt financing obligations primarily relating to our aircraft fleet, and we may incur additional obligations as we expand our aircraft fleet and operations. As of September 30, 2022, we had 68 aircraft under operating leases, with an average remaining lease term of approximately 4.1 years. As of September 30, 2022, future minimum lease payments due under all long-term operating leases were approximately $154.8 million. In addition, on October 14, 2022, Wheels Up Partners LLC (“WUP LLC”), an indirect subsidiary of the Company, issued equipment notes

(collectively, the “Equipment Notes”) in an aggregate principal amount of $270.0 million (the “2022-1 Equipment Note Financing”) secured by 134 of the Company’s owned aircraft fleet and certain of our intellectual property assets of the Company and certain of its subsidiaries. The Equipment Notes require quarterly payments of interest and a specified percentage of unpaid principal amount, and have final expected distribution dates ranging from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless earlier redeemed by WUP LLC.
Our ability to timely pay our contractual obligations, including our long-term lease obligations and required payments under the Equipment Notes, will depend on our results of operations, cash flow, liquidity and ability to secure additional financing, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic and political conditions, the availability and cost of financing, and other factors that may be beyond our control. If our liquidity is materially diminished, our cash flow available to fund our working capital requirements, debt service obligations, capital expenditures and strategic initiatives may be materially and adversely affected, or we may not be able to realize the benefits of, or otherwise maintain, certain relationships with our business partners. We cannot be assured that our operations will generate sufficient cash flow to make any required payments, or that we will be able to obtain financing to make expenditures in pursuit of our strategic initiatives. The amount of our contractual obligations and timing of required payments could have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain additional financing on terms we deem attractive or access the capital markets may be limited under certain circumstances.
Our operations are capital intensive, and we require sufficient liquidity levels for our operations and strategic growth plans. We have significant debt obligations and may seek to incur additional indebtedness in the future to fund working capital requirements, debt service obligations, capital expenditures and strategic initiatives. Numerous factors may affect our ability to obtain financing or access the capital markets in the future on terms attractive to us, including our liquidity, operating cash flows and the timing of capital requirements, credit status and any credit ratings assigned to us, market conditions in the private aviation industry, U.S. and global economic conditions and conditions in the capital markets generally, and the availability of our assets as collateral for future financings. We can provide no assurance that external financing will be available to us in the future on terms that we deem attractive, or at all, to fund the capital needs for our business. If we are unable to source additional financing on terms we deem attractive, or at all, our business, results of operations and financial condition could be materially adversely affected, and we may be unable to execute our strategic goals.
Agreements governing our debt obligations include financial and other covenants that provide limitations on our business and operations under certain circumstances, and failure to comply with any of the covenants in such agreements could adversely impact us.
Our financing agreements, including those in connection with the 2022-1 Equipment Note Financing, and other financing agreements that we may enter into from time to time, contain certain affirmative, negative and financial covenants, and other customary events of default. Under certain circumstances, such covenants require us to maintain minimum liquidity levels, limit our ability to enter into certain strategic transactions, make certain investments, pay dividends and make certain other specified restricted payments, and limit the loan-to-value ratio of all aircraft financed under the Equipment Notes based on periodic appraisals of aircraft. Certain covenants in our financing agreements are subject to important exceptions, qualifications and cure rights, including, under limited circumstances, the requirement to provide additional collateral or prepay or redeem certain obligations. In addition, certain of our financing agreements are cross-collateralized, such that an event of default or acceleration of indebtedness under one agreement could result in an event of default under other financing agreements. If we fail to comply with such covenants, if any other events of default occur for which no waiver or amendment is obtained, or if we are unable to timely refinance the debt obligations subject to such covenants or take other mitigating actions, the holders of our indebtedness could, among other things, declare outstanding amounts immediately due and payable and, subject to the terms of relevant financing agreements, repossess or foreclose on collateral, including certain of our aircraft or other assets used in our business. The acceleration of significant indebtedness or actions to repossess or foreclose on collateral may cause us to renegotiate, repay or refinance the affected obligations, and there is no assurance that such efforts would be successful or on terms we deem attractive. In addition, any acceleration or actions to repossess or foreclose on collateral under our financing agreements could result in a downgrade of any credit ratings then applicable to us, which could result in additional events of default or limit our ability to obtain additional financing.

We may not be able to successfully implement our strategies to improve operational efficiency.
We have started to implement and will continue to implement certain strategies to improve the efficiency of our operations. These efficiency improvements include, among other things, consolidation of our FAA certificates and our recently announced plan to relocate significant elements of our member operations team to Atlanta, Georgia (the “Relocation”). In connection with the Relocation, we will build a new member operations center in Atlanta, centralizing our critical functions with the goal of better serving our members and customers.
We face numerous challenges in implementing our strategies to improve operational efficiency, including additional expense to implement such strategies, cooperation from third parties, such as regulatory bodies, which may be outside of our control, and additional time and attention from management, which could distract them from focusing on our growth strategies and day-to-day business activities. For example, there are a number of risks associated with the Relocation, including the following:
•we may not effectively transition our workforce as part of the Relocation, in which case we could experience business disruption as a result of a loss of historical knowledge and a lack of business continuity;
•we may experience increased turnover and challenges in recruiting additional employees and retaining existing employees and we may be unable to recruit employees with the requisite skills to work at our future member operations center;
•we may not complete the Relocation during the expected timeframe; and
•we may incur capital expenditures for the Relocation in excess of our expected capital expenditures.
Although we may devote significant financial and other resources to implementing our strategies to improve operational efficiency, these efforts may not be successful or achieve the desired results. Our inability to successfully implement our operational efficiency improvement strategies could have a material adverse effect on our financial condition and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2022
The table below sets forth information regarding purchases of our Class A common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 – July 31, 2022	—	$ --	—	$ --
August 1, 2022 – August 31, 2022	389,972	2.14	—	—
September 1, 2022 – September 30, 2022	—	—	—	—
Total	389,972	$ 2.14	—	$ --
(1) Reflects shares withheld for payment of tax liability arising as a result of the vesting of restricted stock for certain officers.

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
4.1 +
Note Purchase Agreement, dated as of October 14, 2022, among Wheels Up Partners LLC, Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, National Association, as subordination agent and trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

4.2
Intercreditor Agreement, dated as of October 14, 2022, among Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, National Association, not in its individual capacity except as described therein, but solely as subordination agent and trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

4.3 ***
Form of Participation Agreement N[_____], among Wheels Up Partners LLC, Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee, Wheels Up Class A-1 Loan Trust 2022-1, and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as subordination agent (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

4.4 ***
Form of Trust Indenture and Mortgage N[_____], between Wheels Up Partners LLC and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee (Exhibit C to Note Purchase Agreement) (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

4.5	Form of Equipment Notes (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).
4.6
Guarantee, dated as of October 14, 2022 from each person listed in Schedule I thereto and each other person that becomes an additional guarantor pursuant thereto, to the beneficiaries listed in Schedule II thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

4.7
Loan Agreement, dated as of October 14, 2022, by and among Wheels Up Class A-1 Loan Trust 2022-1, each lender from time to time party thereto, and their permitted successors and assigns, and Wilmington Trust, National Association, as facility agent and security trustee for the lenders (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

4.8
Security Agreement, dated as of October 14, 2022, among Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, National Association, not in its individual capacity but solely as security trustee and the facility agent (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

4.9
Security Agreement (Intellectual Property), dated as of October 14, 2022, among Wheels Up Partners LLC, certain affiliates of Wheels Up Partners LLC listed on the signature pages thereto, and Wilmington Trust, National Association, as loan trustee (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

10.1 †
Separation and Release Agreement, dated July 14, 2022, by and between Thomas Bergeson and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2022).

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1***	Schedule I (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
**	Furnished herewith
***	Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 99.1 incorporated by reference herein contains a list of documents applicable to the aircraft collateral as of October 14, 2022 that are described in Exhibits 4.3 and 4.4 incorporated by reference herein, which documents are substantially identical to those in Exhibits 4.3 and 4.4 incorporated by reference herein, except for the information identifying the aircraft collateral in question and various information relating to the principal amounts of the Equipment Notes (as defined in Exhibit 4.4 incorporated by reference herein) relating to such aircraft collateral. Exhibit 99.1 incorporated by reference herein sets forth the details by which such documents differ from the corresponding representative sample of documents incorporated by reference herein as Exhibits 4.3 and 4.4 with respect to the aircraft collateral as of October 14, 2022.
†	Identifies each management contract or compensatory plan or arrangement.
+	Certain schedules to such exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: November 9, 2022		/s/ Kenneth Dichter
	Name:	Kenneth Dichter
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Todd Smith
Date: November 9, 2022	Name:	Todd Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)