Form 10-Q/A
period 2022-09-30
Wheels Up Experience Inc.
filed 2023-03-31
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q/A
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) of Wheels Up Experience Inc. referred to herein as “Wheels Up”, the “Company”, “our”, “we”, and “us”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up Experience Inc. (“Wheels Up”, or “we”, “us”, or “our”), that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of Wheels Up regarding the future, including, without limitation, statements regarding: (i) the size, demands and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve those markets; (ii) the degree of market acceptance and adoption of Wheels Up’s products and services; (iii) Wheels Up’s ability to develop innovative products and services and compete with other companies engaged in the private aviation industry; (iv) Wheels Up’s ability to attract and retain customers; (v) Wheels Up’s liquidity, future cash flows, acquisition activities, measures intended to increase Wheels Up’s operational efficiency and certain restrictions related to our debt obligations; and (vi) general economic and geopolitical conditions, including due to fluctuations in interest rates, inflation, foreign currencies, consumer and business spending decisions, and general levels of economic activity. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” described under Part I, Item 1A in our most recent Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A of this Form 10-Q/A, and elsewhere in this Form 10-Q/A. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made, and Wheels Up undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, changes in expectations, future events or otherwise. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Wheels Up does not give any assurance that Wheels Up will achieve its expectations.

EXPLANATORY NOTE
We are filing this Form 10-Q/A to amend and restate our Form 10-Q for the fiscal quarter ended September 30, 2022, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2022 (the “Original Form 10-Q”), to restate our previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 (the “Prior Financial Statements”), and to amend related disclosures, including regarding controls and procedures.
Background of Restatement
On March 31, 2023, we filed a Current Report on Form 8-K under Item 4.02(a) with the SEC relating to the Prior Financial Statements. As indicated in such Current Report on Form 8-K, in connection with the preparation of the audited financial statements to be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, we determined that a restatement of the Prior Financial Statements was necessary due to the identification of errors related to a non-cash goodwill impairment charge that should have been recognized in the Prior Financial Statements. The Company determined that a non-cash goodwill impairment charge of $62 million should have been recognized during the three months ended September 30, 2022. This non-cash goodwill impairment charge resulted in:
•a $62.0 million increase to the Company’s Net loss for the three and nine months ended September 30, 2022 versus the previously reported financial results;
•a revised Net loss of $148.8 million, or $0.61 per share, for the three months ended September 30, 2022, and $330.6 million, or $1.35 per share, for the nine months ended September 30, 2022; and
•corresponding adjustments, and associated impacts of the adjustments, to:
◦the balances of the “Goodwill” and “Accumulated deficit” line items in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2022;
◦the balances of “Net loss” and “Impairment of goodwill” in the Company’s unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022; and
◦the balances of “Net loss” and “Impairment of goodwill” and the “Impairment of goodwill” reconciling item in the Company’s reconciliations of Net loss to Adjusted EBITDA for the three and nine months ended September 30, 2022.
See Note 20, Restatement of Previously Issued Financial Statements included herein for additional information.
Internal Control Considerations
As a result of the restatement of the Company’s financial statements and the filing of this Form 10-Q/A, management has determined that a material weakness existed in the Company’s internal control over financial reporting related to the financial statement close process for the quarter ended September 30, 2022. The identified material weakness is further described in Item 4 within this Form 10-Q/A and the Company’s remediation plan will be described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition, as a result of the restatement of the Company’s financial statements and the material weakness described above, management has reconsidered its assessment and now concludes that we did not maintain effective disclosure controls and procedures for the quarter ended September 30, 2022.
Items Amended in this Form 10-Q/A
For the convenience of the reader, this Form 10-Q/A presents the Original Form 10-Q, amended and restated in its entirety, with modifications as necessary to reflect the effects of the restatement of our previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of such restatement in the following amended items:

•Part I, Item 1. “Financial Statements”
•Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•Part I, Item 4. “Controls and Procedures”
•Part II, Item 6. “Exhibits”
In addition, this Form 10-Q/A updates the signature page. In accordance with Rule 12b-15 under the Exchange, the Company is also including with this Form 10-Q/A new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2022 from the Company’s Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal financial officer) dated as of the filing date of this Form 10-Q/A (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1, and 32.2). Except as described above, this Form 10-Q/A is presented as of the date of the Original Form 10-Q and does not substantively amend, update or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring subsequent to September 30, 2022, the filing date of the Original Form 10-Q, unless specifically noted herein, or otherwise modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, other than the restatement.
Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC that were made after the filing of the Original Form 10-Q, including any amendments to those filings.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2022 (Unaudited) As Restated	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$285,498	$784,574
Accounts receivable, net	127,354	79,403
Other receivables	8,920	8,061
Parts and supplies inventories, net	18,127	9,410
Aircraft inventory	33,231	—
Aircraft held for sale	20,113	18,101
Prepaid expenses	38,561	21,789
Other current assets	19,790	11,736
Total current assets	551,594	933,074
Property and equipment, net	387,802	317,836
Operating lease right-of-use assets	111,250	108,582
Goodwill	459,847	437,398
Intangible assets, net	146,881	146,959
Restricted cash	26,416	2,148
Other non-current assets	63,948	35,067
Total assets	$1,747,738	$1,981,064
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,962	$43,672
Accrued expenses	128,557	107,153
Deferred revenue, current	966,367	933,527
Operating lease liabilities, current	30,051	31,617
Intangible liabilities, current	2,000	2,000
Other current liabilities	18,126	17,068
Total current liabilities	1,194,063	1,135,037
Deferred revenue, non-current	1,885	1,957
Operating lease liabilities, non-current	87,027	83,461
Warrant liability	2,003	10,268
Intangible liabilities, non-current	12,583	14,083
Other non-current liabilities	2,742	30
Total liabilities	1,300,303	1,244,836
Commitments and contingencies (Note 11)
Equity:
Class A common stock, $0.0001 par value; 2,500,000,000 authorized; 248,131,546 shares issued and 245,744,961 shares outstanding as of September 30, 2022; and 245,834,569 shares issued and outstanding as of December 31, 2021	25	25
Additional paid-in capital	1,522,368	1,450,839
Accumulated deficit	(1,050,964)	(720,713)
Accumulated other comprehensive loss	(16,647)	—
Treasury stock, at cost, 2,386,585 and 0 shares, respectively	(7,347)	—
Total Wheels Up Experience Inc. stockholders’ equity	447,435	730,151

Non-controlling interests	—	6,077
Total equity	447,435	736,228
Total liabilities and equity	$1,747,738	$1,981,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 As Restated	2021	2022 As Restated	2021
Revenue	$420,356	$301,978	$1,171,503	$849,215

Costs and expenses:
Cost of revenue	403,042	283,495	1,144,698	773,191
Technology and development	16,639	8,769	42,436	23,818
Sales and marketing	30,830	22,157	87,761	55,846
General and administrative	44,323	42,490	130,200	76,444
Depreciation and amortization	16,500	13,639	46,862	40,952
Gain on sale of aircraft held for sale	(1,316)	—	(3,950)	—
Impairment of goodwill	62,000	—	62,000	—
Total costs and expenses	572,018	370,550	1,510,007	970,251

Loss from operations	(151,662)	(68,572)	(338,504)	(121,036)

Other income (expense):
Change in fair value of warrant liability	2,504	12,271	8,265	12,271
Loss on extinguishment of debt	—	(2,379)	—	(2,379)
Interest income	1,130	7	1,612	25
Interest expense	—	(782)	—	(9,503)
Other expense, net	(625)	—	(1,505)	—
Total other income (expense)	3,009	9,117	8,372	414

Loss before income taxes	(148,653)	(59,455)	(330,132)	(120,622)

Income tax expense	(185)	—	(505)	—

Net loss	(148,838)	(59,455)	(330,637)	(120,622)
Less: Net loss attributable to non-controlling interests	—	(970)	(387)	(6,572)
Net loss attributable to Wheels Up Experience Inc.	$(148,838)	$(58,485)	$(330,250)	$(114,050)

Net loss per share of Class A common stock:
Basic	$(0.61)	$(0.25)	$(1.35)	$(0.60)
Diluted	$(0.61)	$(0.25)	$(1.35)	$(0.60)

Weighted-average shares of Class A common stock outstanding:
Basic	244,350,959	235,341,054	244,347,871	191,057,091
Diluted	244,350,959	235,341,054	244,347,871	191,057,091
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 As Restated	2021	2022 As Restated	2021
Net loss	$(148,838)	$(59,455)	$(330,637)	$(120,622)
Other comprehensive loss:
Foreign currency translation adjustments	(8,329)	—	(16,647)	—
Comprehensive loss	(157,167)	(59,455)	(347,284)	(120,622)
Less: Comprehensive loss attributable to non-controlling interests	—	(970)	(387)	(6,572)
Comprehensive loss attributable to Wheels Up Experience Inc.	$(157,167)	$(58,485)	$(346,897)	$(114,050)
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Class A common stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit As Restated	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total As Restated
Balance as of December 31, 2021	245,834,569	$25	$1,450,839	$(720,713)	—	—	$—	$6,077	$736,228
Equity-based compensation	—	—	13,659	—	—	—	—	8,895	22,554
Change in non-controlling interests allocation	—	—	11,743	—	—	—	—	(11,743)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	1,682,380	(6,107)	—	(6,107)
Issuance of Class A common stock upon settlement of restricted stock units	76,732	—	—	—	—	—	—	—	—
Net loss	—	—	—	(88,653)	—	—	—	(387)	(89,040)
Balance as of March 31, 2022	245,911,301	$25	$1,476,241	$(809,366)	$—	1,682,380	$(6,107)	$2,842	$663,635
Equity-based compensation	—	—	12,328	—	—	—	—	8,453	20,781
Change in non-controlling interests allocation	—	—	11,295	—	—	—	—	(11,295)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	230,866	(582)	—	(582)
Issuance of Class A common stock upon settlement of restricted stock units	276,245	—	—	—	—	—	—	—	—
Net loss	—	—	—	(92,760)	—	—	—	—	(92,760)
Foreign currency translation adjustments	—	—	—	—	(8,318)	—	—	—	(8,318)
Balance as of June 30, 2022	246,187,546	$25	$1,499,864	$(902,126)	$(8,318)	1,913,246	$(6,689)	$—	$582,756
Equity-based compensation	—	—	13,961	—	—	—	—	8,543	22,504
Change in non-controlling interests allocation	—	—	8,543	—	—	—	—	(8,543)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	473,339	(658)	—	(658)
Issuance of Class A common stock upon settlement of restricted stock units	1,944,000	—	—	—	—	—	—	—	—
Net loss	—	—	—	(148,838)	—	—	—	—	(148,838)
Other comprehensive loss	—	—	—	—	(8,329)	—	—	—	(8,329)
Balance at September 30, 2022	248,131,546	$25	$1,522,368	$(1,050,964)	$(16,647)	2,386,585	$(7,347)	$—	$447,435
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

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022 As Restated	2021
OPERATING ACTIVITIES:
Net loss	$(330,637)	$(120,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,862	40,952
Amortization of deferred financing costs and debt discount	—	618
Equity-based compensation	65,839	30,668
Change in fair value of warrant liability	(8,265)	(12,271)
Provision for (recovery of) expected credit losses	(489)	1,163
Gain on sale of aircraft held for sale	(3,950)	—
Loss on extinguishment of debt	—	2,379
Impairment of goodwill	62,000	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(31,474)	(9,074)
Other receivables	(859)	(1,906)
Parts and supplies inventories	(8,544)	(2,749)
Aircraft inventory	(33,231)	—
Prepaid expenses	(8,065)	(11,673)
Other current assets	(2,477)	—
Other non-current assets	(27,534)	(256)
Operating lease liabilities, net	(624)	(1,414)
Accounts payable	(2,885)	11,807
Accrued expenses	(1,131)	(9,742)
Other current liabilities	812	(1,037)
Other non-current liabilities	(1,036)	131
Deferred revenue	(2,653)	(69,390)
Net cash used in operating activities	(288,341)	(152,416)
INVESTING ACTIVITIES:
Purchases of property and equipment	(80,039)	(6,683)
Purchases of aircraft held for sale	(39,894)	—
Proceeds from sale of aircraft held for sale, net	41,833	—
Acquisitions of businesses, net of cash acquired	(75,093)	7,844
Capitalized software development costs	(18,532)	(9,589)
Net cash used in investing activities	(171,725)	(8,428)
FINANCING ACTIVITIES:
Proceeds from stock option exercises	—	1,332
Proceeds from Business Combination and PIPE Investment	—	656,304
Purchase of Shares for Treasury	(7,347)	—
Transaction costs in connection with the Business Combination and PIPE Investment	—	(70,406)
Repayments of long-term debt	—	(213,934)
Repayment of loans to employees	—	102
Net cash provided by (used in) financing activities	(7,347)	373,398
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,395)	—
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(474,808)	212,554
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	786,722	324,876
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$311,914	$537,430
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration issued for business acquisition of Mountain Aviation, LLC	$—	$30,172
Assumption of warrant liability in Business Combination	$—	$28,219
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
Interim Impairment Test (As Restated)
During the second quarter of 2022, we determined that because of a sustained decrease in the quoted market price of our Class A common stock, par value $0.0001 per share (“Class A common stock”), from the Closing Date, combined with a further decline in our operating margins, there was an indication that a triggering event occurred and the carrying value of our long-lived assets and goodwill may not be recoverable associated with the legacy Wheels Up reporting unit (“WUP Legacy”). As a result, we performed an undiscounted cash flow analysis of our long-lived assets for potential impairment as of June 1, 2022, and based on the analysis, it was determined that there was no impairment to our long-lived assets. In addition, we performed an interim quantitative impairment assessment of goodwill on June 1, 2022, using a discounted cash flow approach, which did not result in impairment to goodwill.
During the third quarter of 2022, we determined that because of continued deterioration in our stock price, resulting in a market capitalization that was below the carrying value of our equity, there was an indication that a triggering event occurred and the carrying value of WUP Legacy may not be recoverable. As a result, we performed a quantitative impairment test using the income approach. The fair value using the income approach was based on the present value of estimated future cash flows. The significant underlying unobservable inputs used to measure the fair value included forecasted revenue growth rates and margins, weighted average cost of capital, normalized working capital level and projected long-term growth rates. As a result of this assessment, a goodwill impairment charge of $62.0 million was recorded to WUP Legacy as of September 30, 2022. The decline in the fair value of the reporting unit, as compared to the quantitative analysis performed as of June 1, 2022, was primarily due to an increase in the discount rate.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$420,356	$344,291	$1,209,321	$949,405
Net loss	$(87,507)	$(54,046)	$(266,628)	$(115,279)
Net loss attributable to Wheels Up Experience Inc.	$(87,507)	$(53,289)	$(266,628)	$(109,400)
Net loss per share	$(0.61)	$(0.25)	$(1.35)	$(0.60)

7.    GOODWILL AND INTANGIBLE ASSETS (AS RESTATED)
Goodwill
The change in the carrying value of goodwill for the nine months ended September 30, 2022, was as follows (in thousands):

Balance as of December 31, 2021	$437,398
Acquisition of Alante Air	13,069
Acquisition of Air Partner	83,399
Impairment of goodwill(1)	(62,000)
Foreign currency translation adjustments	(12,019)
Balance as of September 30, 2022	$459,847
__________________
1)    Represents a non-cash impairment charge related to goodwill realized in the third quarter of 2022. See Note 2, Summary of Significant Accounting Policies in the of the Notes to Condensed Consolidated Financial Statements included herein.

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
The WUP restricted interests granted vest when both of the following conditions exist: (i) ratably over a four-year service period and (ii) upon the first to occur of (A) a change of control and (B) the later to occur of (1) six months after an initial public offering and (2) 30 days after the expiration of any applicable lock-up period in connection with an initial public offering. The WUP restricted interests lock-up period expired on February 8, 2022. As of such date, the holders of WUP restricted interests met the vesting conditions for the portion of their awards that did not require further service. The remainder of such eligible vestings occurred prior to filing this Form 10-Q/A.
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

14.    NON-CONTROLLING INTERESTS (AS RESTATED)
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
The calculation of non-controlling interests was as follows:

	September 30, 2022 As Restated		December 31, 2021
Number of WUP common units held by Wheels Up(1)	245,745,014	100.0%	245,834,569	99.2%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—%	—%	2,045,995	0.8%
Total WUP common units and vested WUP profits interests outstanding	245,745,014	100.0%	247,880,564	100.0%
(1) WUP common units represent an equivalent ownership of Class A common stock outstanding.
(2) Based on the closing price of Class A common stock on the last trading day of the period covered by this Form 10-Q/A, there would be 0 WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of September 30, 2022.
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

16.    NET LOSS PER SHARE (AS RESTATED)
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 As Restated	2021	2022 As Restated	2021
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(148,838)	$(58,485)	$(330,250)	$(114,050)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	244,351	235,341	244,348	191,057
Basic and diluted net loss per share of Class A common stock	$(0.61)	$(0.25)	$(1.35)	$(0.60)
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

20.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2022, the Company’s management identified an error in its previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022. The identified error related to the recognition of a goodwill impairment charge that should have been recognized during the three months ended September 30, 2022.
In connection with these errors, the Company is restating the previously issued unaudited condensed consolidated financial statements, and related notes thereto, as of and for the three and six months ended September 30, 2022, as filed in the Company’s Quarterly Report on Form 10-Q on November 9, 2022. The Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended September 30, 2022 included in this Form 10-Q/A have been restated to correct the error as presented in the following tables.

The table below sets forth the unaudited condensed consolidated balance sheet information as of September 30, 2022, including the balances as reported, adjustments and the balances as restated (in thousands, except per share amounts):

	September 30, 2022
	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$285,498		$285,498
Accounts receivable, net	127,354		127,354
Other receivables	8,920		8,920
Parts and supplies inventories, net	18,127		18,127
Aircraft inventory	33,231		33,231
Aircraft held for sale	20,113		20,113
Prepaid expenses	38,561		38,561
Other current assets	19,790		19,790
Total current assets	551,594	—	551,594
Property and equipment, net	387,802		387,802
Operating lease right-of-use assets	111,250		111,250
Goodwill	521,847	(62,000)	459,847
Intangible assets, net	146,881		146,881
Restricted cash	26,416		26,416
Other non-current assets	63,948		63,948
Total assets	$1,809,738	$(62,000)	$1,747,738
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,962		$48,962
Accrued expenses	128,557		128,557
Deferred revenue, current	966,367		966,367
Operating lease liabilities, current	30,051		30,051
Intangible liabilities, current	2,000		2,000
Other current liabilities	18,126		18,126
Total current liabilities	1,194,063	—	1,194,063
Deferred revenue, non-current	1,885		1,885
Operating lease liabilities, non-current	87,027		87,027
Warrant liability	2,003		2,003
Intangible liabilities, non-current	12,583		12,583
Other non-current liabilities	2,742		2,742
Total liabilities	1,300,303	—	1,300,303
Equity:
Class A common stock, $0.0001 par value; 2,500,000,000 authorized; 248,131,546 shares issued and 245,744,961 shares outstanding as of September 30, 2022	25		25
Additional paid-in capital	1,522,368		1,522,368
Accumulated deficit	(988,964)	(62,000)	(1,050,964)
Accumulated other comprehensive loss	(16,647)		(16,647)
Treasury stock, at cost, 2,386,585 shares	(7,347)		(7,347)
Total Wheels Up Experience Inc. stockholders’ equity	509,435	(62,000)	447,435
Non-controlling interests	—		—
Total equity	509,435	(62,000)	447,435
Total liabilities and equity	$1,809,738	$(62,000)	$1,747,738

The table below sets forth the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022, including the balances as reported, adjustments and the as restated balances (in thousands, except per share amounts):

	September 30, 2022
	Three Months Ended			Nine Months Ended
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenue	$420,356		$420,356	$1,171,503		$1,171,503

Costs and expenses:
Cost of revenue	403,042		403,042	1,144,698		1,144,698
Technology and development	16,639		16,639	42,436		42,436
Sales and marketing	30,830		30,830	87,761		87,761
General and administrative	44,323		44,323	130,200		130,200
Depreciation and amortization	16,500		16,500	46,862		46,862
Gain on sale of aircraft held for sale	(1,316)		(1,316)	(3,950)		(3,950)
Impairment of goodwill	—	62,000	62,000	—	62,000	62,000
Total costs and expenses	510,018	62,000	572,018	1,448,007	62,000	1,510,007

Loss from operations	(89,662)	(62,000)	(151,662)	(276,504)	(62,000)	(338,504)

Other income (expense):
Change in fair value of warrant liability	2,504		2,504	8,265		8,265
Loss on extinguishment of debt	—		—	—		—
Interest income	1,130		1,130	1,612		1,612
Interest expense	—		—	—		—
Other expense, net	(625)		(625)	(1,505)		(1,505)
Total other income (expense)	3,009	—	3,009	8,372	—	8,372

Loss before income taxes	(86,653)	(62,000)	(148,653)	(268,132)	(62,000)	(330,132)

Income tax expense	(185)		(185)	(505)		(505)

Net loss	$(86,838)	$(62,000)	$(148,838)	$(268,637)	$(62,000)	$(330,637)
Less: Net loss attributable to non-controlling interests	—		—	(387)		(387)
Net loss attributable to Wheels Up Experience Inc.	$(86,838)	$(62,000)	$(148,838)	$(268,250)	$(62,000)	$(330,250)

Net loss per share of Class A common stock - basic and diluted	$(0.36)	$(0.25)	$(0.61)	$(1.10)	$(0.25)	$(1.35)
Weighted-average shares of Class A common stock outstanding - basic and diluted	244,350,959		244,350,959	244,347,871		244,347,871

The tables below sets forth the unaudited condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2022, including balances as reported, adjustments and balances as restated amounts (in thousands):

	September 30, 2022
	Three Months Ended			Nine Months Ended
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net loss	$(86,838)	$(62,000)	$(148,838)	$(268,637)	$(62,000)	$(330,637)
Other comprehensive loss:
Foreign currency translation adjustments	(8,329)		(8,329)	(16,647)		(16,647)
Comprehensive loss	(95,167)	(62,000)	(157,167)	(285,284)	(62,000)	(347,284)
Less: Comprehensive loss attributable to non-controlling interests	—		—	(387)		(387)
Comprehensive loss attributable to Wheels Up Experience Inc.	$(95,167)	$(62,000)	$(157,167)	$(284,897)	$(62,000)	$(346,897)
The table below sets forth the unaudited condensed consolidated statement of stockholders’ equity at September 30, 2022, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Class A Common Stock					Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at September 30, 2022 as reported	248,131,546	$25	$1,522,368	$(988,964)	$(16,647)	2,386,585	$(7,347)	$—	$509,435
Adjustment to net loss				(62,000)					(62,000)
Balance at September 30, 2022 as restated	248,131,546	$25	$1,522,368	$(1,050,964)	$(16,647)	2,386,585	$(7,347)	$—	$447,435
The table below sets forth the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Nine Months Ended September 30, 2022
	As Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net loss	$(268,637)	$(62,000)	$(330,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,862		46,862
Amortization of deferred financing costs and debt discount	—		—
Equity-based compensation	65,839		65,839
Change in fair value of warrant liability	(8,265)		(8,265)
Provision for bad debt expense	—		—
Provision for (recovery of) expected credit losses	(489)		(489)
Gain on sale of aircraft held for sale	(3,950)		(3,950)
Loss on extinguishment of debt	—		—
Impairment of goodwill	—	62,000	62,000
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(31,474)		(31,474)
Other receivables	(859)		(859)
Parts and supplies inventories	(8,544)		(8,544)
Aircraft inventory	(33,231)		(33,231)
Prepaid expenses	(8,065)		(8,065)
Other current assets	(2,477)		(2,477)

Other non-current assets	(27,534)		(27,534)
Operating lease liabilities, net	(624)		(624)
Accounts payable	(2,885)		(2,885)
Accrued expenses	(1,131)		(1,131)
Other current liabilities	812		812
Other non-current liabilities	(1,036)		(1,036)
Deferred revenue	(2,653)		(2,653)
Net cash (used in) provided by operating activities	(288,341)	—	(288,341)

INVESTING ACTIVITIES:
Purchases of property and equipment	(80,039)		(80,039)
Purchase of aircraft held for sale	(39,894)		(39,894)
Proceeds from sale of aircraft held for sale, net	41,833		41,833
Acquisition of businesses, net of cash acquired	(75,093)		(75,093)
Capitalized software development costs	(18,532)		(18,532)
Net cash (used in) provided by investing activities	(171,725)	—	(171,725)

FINANCING ACTIVITIES:
Proceeds from stock option exercises	—		—
Purchase of Shares for Treasury	(7,347)		(7,347)
Proceeds from Business Combination and PIPE Investment	—		—
Transaction costs in connection with the Business Combination and PIPE Investment	—		—
Proceeds from long-term debt	—		—
Repayments of long-term debt	—		—
Repayment of loans to employees	—		—
Net cash used in financing activities	(7,347)	—	(7,347)

Effect of exchange rate changes on cash	(7,395)		(7,395)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(474,808)		(474,808)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	786,722		786,722
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$311,914	$—	$311,914

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Form 10-Q/A and our audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Form 10-Q/A. Unless the context otherwise requires, references in this MD&A section to “Wheels Up”, “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries.
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
As of September 30, 2022, we had approximately $285.5 million of cash and cash equivalents. On an unaudited pro forma basis, taking into account the net proceeds (before transaction-related expenses) of $259.2 million received by the Company upon consummation of the 2022-1 Equipment Note Financing as if such financing had been completed on September 30, 2022, we would have had approximately $544.7 million of cash and cash equivalents. See “Non-GAAP Financial Measures” for additional information regarding our use non-GAAP financial measures, such as pro forma cash, in this Form 10-Q/A.
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

The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 As Restated	2021	2022 As Restated	2021
Net loss	$(148,838)	$(59,455)	$(330,637)	$(120,622)
Add back (deduct)
Interest expense	—	782	—	9,503
Interest income	(1,130)	(7)	(1,612)	(25)
Income tax expense	185	—	505	—
Other expense, net	625	—	1,505	—
Depreciation and amortization	16,500	13,639	46,862	40,952
Equity-based compensation expense	22,504	27,906	65,839	30,668
Public company readiness expense(1)	—	2,455	—	3,298
Acquisition and integration expense(2)	4,747	644	16,092	5,017
Restructuring charges(3)	682	—	6,165	—
Change in fair value of warrant liability	(2,504)	(12,271)	(8,265)	(12,271)
Loss on extinguishment of debt	—	2,379	—	2,379
Corporate headquarters relocation expense	—	—	—	31
Impairment of goodwill(4)	62,000	—	62,000	—
Adjusted EBITDA	$(45,229)	$(23,928)	$(141,546)	$(41,070)
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
(4)Represents a non-cash impairment charge related to goodwill realized in the third quarter of 2022. See Note 2, Summary of Significant Accounting Policies in the of the Notes to Condensed Consolidated Financial Statements included herein.

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
Impairment of Goodwill
Impairment of goodwill consists of any write off of goodwill during the period. Impairment is recorded when the carrying value of a reporting unit exceeds its fair value as of the impairment assessment date. See Note 2, Summary of Significant Accounting Policies in the of the Notes to Consolidated Financial Statements included herein.

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

	Three Months Ended September 30,		Change in
	2022 As Restated	2021	$	%
Revenue	$420,356	$301,978	$118,378	39%

Costs and expenses:
Cost of revenue	403,042	283,495	119,547	42%
Technology and development	16,639	8,769	7,870	90%
Sales and marketing	30,830	22,157	8,673	39%
General and administrative	44,323	42,490	1,833	4%
Depreciation and amortization	16,500	13,639	2,861	21%
Gain on sale of aircraft held for sale	(1,316)	—	(1,316)	100%
Impairment of goodwill	62,000	—	62,000	100%
Total costs and expenses	572,018	370,550	201,468	54%

Loss from operations	(151,662)	(68,572)	(83,090)	(121)%

Other income (expense):
Change in fair value of warrant liability	2,504	12,271	(9,767)	(80)%
Loss on extinguishment of debt	—	(2,379)	2,379	(100)%
Interest income	1,130	7	1,123	100%
Interest expense	—	(782)	782	(100)%
Other expense, net	(625)	—	(625)	100%
Total other income (expense)	3,009	9,117	(6,108)	67%

Loss before income taxes	(148,653)	(59,455)	(89,198)	(150)%

Income tax expense	(185)	—	(185)	100%

Net loss	(148,838)	(59,455)	(89,383)	(150)%
Less: Net loss attributable to non-controlling interests	—	(970)	970	100%
Net loss attributable to Wheels Up Experience Inc.	$(148,838)	$(58,485)	$(90,353)	(154)%

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
Impairment of Goodwill (As Restated)
We recorded non-cash goodwill impairment charges totaling $62.0 million for the three months ended September 30, 2022, following our interim quantitative goodwill impairment test performed over WUP Legacy as of September 30, 2022 (see Notes 2 and 7 in the Notes to Condensed Consolidated Financial Statements included herein).
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

	Nine Months Ended September 30,		Change in
	2022 As Restated	2021	$	%
Revenue	$1,171,503	$849,215	$322,288	38%

Costs and expenses:
Cost of revenue	1,144,698	773,191	371,507	48%
Technology and development	42,436	23,818	18,618	78%
Sales and marketing	87,761	55,846	31,915	57%
General and administrative	130,200	76,444	53,756	70%
Depreciation and amortization	46,862	40,952	5,910	14%
Gain on sale of aircraft held for sale	(3,950)	—	(3,950)	100%
Impairment of goodwill	62,000	—	62,000	100%
Total costs and expenses	1,510,007	970,251	477,756	49%

Loss from operations	(338,504)	(121,036)	(155,468)	(128)%

Other income (expense):
Change in fair value of warrant liability	8,265	12,271	(4,006)	100%
Loss on extinguishment of debt	—	(2,379)	2,379	100%
Interest income	1,612	25	1,587	100%
Interest expense	—	(9,503)	9,503	(100)%
Other expense, net	(1,505)	—	(1,505)	100%
Total other income (expense)	8,372	414	7,958	(1922)%

Loss before income taxes	(330,132)	(120,622)	(209,510)	(174)%

Income tax expense	(505)	—	(505)	100%

Net loss	(330,637)	(120,622)	(210,015)	(174)%
Less: Net loss attributable to non-controlling interests	(387)	(6,572)	6,185	94%
Net loss attributable to Wheels Up Experience Inc.	$(330,250)	$(114,050)	$(216,200)	(190)%

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
Impairment of Goodwill (As Restated)
We recorded non-cash goodwill impairment charges totaling $62.0 million for the nine months ended September 30, 2022, following our interim quantitative goodwill impairment test performed over WUP Legacy as of September 30 (see Notes 2 and 7 in the Notes to Consolidated Financial Statements included herein).

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
Long-Term Debt
From time to time, we obtain debt financing to, among other things, refinance or purchase aircraft or fund our strategic growth initiatives. Subsequent to September 30, 2022, WUP LLC issued $270.0 million aggregate principal amount Equipment Notes using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes were issued for net proceeds (before transaction-related expenses) equal to 96% of principal amount and bear interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless redeemed earlier by WUP LLC. The Equipment Notes are secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries. On an unaudited pro forma basis, taking into account the net proceeds (before transaction-related expenses) of $259.2 million received by the Company upon consummation of the 2022-1 Equipment Note Financing as if such financing had been completed on September 30, 2022, we would have had approximately $544.7 million of cash and cash equivalents. We believe our cash and cash equivalents on hand, combined with the net proceeds from the Equipment Notes, will be sufficient to meet our projected working capital and capital expenditure requirements for at least the next 12 months. See “Non-GAAP Financial Measures” for additional information regarding our use non-GAAP financial measures, such as pro forma cash, in this Form 10-Q/A.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A.
At the time of the Original 10-Q Filing, management, including our Chief Executive Officer and Chief Financial Officer, initially concluded that our disclosure controls and procedures were effective as of September 30, 2022. As a result of the restatement of the Company’s financial statements and the material weakness identified below, management has reconsidered its assessment and now concludes that we did not maintain effective disclosure controls and procedures.
Management’s Report on Internal Control over Financial Reporting
In connection with the preparation of the audited financial statements to be included in the Annual Report on Form 10-K, management identified a material weakness in certain internal controls over financial reporting related to the financial statement close process. The deficiency resulted in a restatement of the Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 to recognize a non-cash goodwill impairment charge which should have been recognized during the three months ended September 30, 2022, which resulted in the understatement of Net loss for the three and nine months ended September 30, 2022. The Company filed a Quarterly Report on Form 10-Q/A with the SEC on March 31, 2023 to restate the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022. The Company’s remediation plan will be described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rule 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS
In addition to the risks set forth below and the information set forth in this Form 10-Q/A, you should carefully consider the “Risk Factors” included under Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. You should be aware that these risk factors and other information may not describe every risk facing Wheels Up. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could adversely affect our business, financial condition and results of operations.
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
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q/A.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: March 31, 2023		/s/ Kenneth Dichter
	Name:	Kenneth Dichter
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Todd Smith
Date: March 31, 2023	Name:	Todd Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)