Form 10-K
period 2022-12-31
Wheels Up Experience Inc.
filed 2023-03-31
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $306 million.
As of March 27, 2023, 251,309,519 shares of Class A common stock, $0.0001 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

WHEELS UP EXPERIENCE INC.
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) of Wheels Up Experience Inc. (referred to herein as “Wheels Up”, the “Company”, “we”, “us”, or “our”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside Wheels Up’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of Wheels Up regarding the future including, without limitation, statements regarding: (i) the size, demands and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve those markets; (ii) the degree of market acceptance and adoption of Wheels Up’s products and services; (iii) Wheels Up’s ability to develop innovative products and services and compete with other companies engaged in the private aviation industry; (iv) Wheels Up’s ability to attract and retain customers; (v) the impact of Wheels Up’s cost reduction efforts on its business and results of operations, including the timing and magnitude of such expected reductions and any associated expenses; (vi) Wheels Up’s ability to maintain cost discipline; (vii) Wheels Up’s ability to achieve positive Adjusted EBITDA (as defined herein) pursuant to the schedule that it has announced; (viii) Wheels Up’s liquidity, future cash flows, acquisition activities, measures intended to increase Wheels Up’s operational efficiency or reduce costs, and certain restrictions related to our debt obligations; and (ix) general economic and geopolitical conditions, including due to fluctuations in interest rates, inflation, foreign currencies, consumer and business spending decisions, and general levels of economic activity. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual events and results to differ materially from those contained in such forward-looking statements, including those described in this Annual Report on Form 10-K under Part I, Item 1A — “Risk Factors” and Part II, Item 7 — “Management’s Discussion and Analysis of Operations,” as well as those set forth under the caption “Risk Factors Summary” below. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made, and Wheels Up undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, changes in expectations, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Annual Report or to conform these statements to actual results or revised expectations.
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
•We have a history of net losses, and we anticipate that we will experience net losses for the foreseeable future.
•Our operating results are expected to be difficult to predict based on a number of factors that also will affect our long-term performance.

•The outbreak and spread of infectious diseases or public health threats, including COVID-19, may adversely impact our business, operating results, cash flow, financial condition and liquidity.
•We are exposed to the risk of a decrease in demand for private aviation services.
•Delta Air Lines, Inc. (“Delta” or “Delta Air Lines”) may have the right to terminate its commercial agreements with us.
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
•Significant increases in fuel costs that we are unable to pass along to our members and customers could have a material adverse effect on our business, financial condition and results of operations, including without limitation Adjusted Contribution Margin.
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
•We may never realize the full value of our intangible assets, including goodwill, or our long-lived assets, causing us to record impairments that may materially adversely affect our financial conditions and results of operations.
•We identified material weaknesses in internal control over financial reporting, and determined that they resulted in our internal control over financial reporting and disclosure controls and procedures not being effective, during the year ended December 31, 2022. If we are not able to remediate these material weaknesses, or we identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
•If we are unable to adequately protect our intellectual property interests or are found to be infringing on the intellectual property interests of others, we may incur significant expense and our business may be adversely affected.
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
•Our Certificate of Incorporation and Amended and Restated By-Laws (together, the “Organizational Documents”) include provisions limiting voting by non-U.S. Citizens.
PART I.

Item 1. BUSINESS
Overview of Our Company
Wheels Up is a leading provider of on-demand private aviation in the U.S. and one of the largest private aviation companies in the world. Wheels Up offers a complete global aviation solution with a large, modern and diverse fleet, backed by an uncompromising commitment to safety and service. Customers can access membership programs, charter, aircraft management services and whole aircraft sales, as well as unique commercial travel benefits through a strategic partnership with Delta Air Lines. Wheels Up also offers freight, safety and security solutions and managed services to individuals, industry, government and civil organizations.
Wheels Up is guided by the mission to connect private flyers to aircraft, and one another, through an open platform that seamlessly enables life’s most important experiences. Powered by a global private aviation marketplace connecting its base of over 12,000 members and customers to a network of more than 1,500 safety-vetted and verified private aircraft, Wheels Up is widening the aperture of private travel for millions of consumers globally. With the Wheels Up mobile app and website, members and customers have the digital convenience to search, book and fly.
Our Strategic Outlook
We have looked to take advantage of our opportunities by elevating the following priorities:
Difficult to Replicate Platform
The investments we have made since our inception in our brand, fleet, service and technology, including through our recent acquisitions, have advanced our development of a comprehensive platform that we believe would take years and significant investment of capital to replicate in its scale and breadth of offering.
Aspirational Lifestyle Brand
We have built an industry-leading brand that creates broad consumer awareness, attracts new customers and allows us to generate deep engagement with our current members and non-member flyers. Our marketing strategy utilizes a variety of owned, earned and paid media channels. We attempt to target our marketing to consumers who have reasonably predictable demographic or lifestyle attributes similar to those of our current members that are indicative of potential or current private flyers. We utilize targeted, digital marketing to reach new customers and drive awareness. In addition to our targeted marketing efforts, we also invest in certain marketing opportunities that we believe provide high visibility and enable us to connect our brand to programs and events popular with our target customers, with a goal of creating a “halo effect” on the Wheels Up brand. Examples of this include our activation with ESPN’s College GameDay each weekend during the college football season and our sponsorships of each of the Capital One’s “The Match” golf tournaments. Our brand is enhanced through partnerships with numerous brand ambassadors, including athletes, entertainers and musicians.
Wheels Up provides its members with a lifestyle program that enhances the member experience beyond our core aviation offerings. Our events include celebrations around popular sports and cultural events, as well as more intimate gatherings hosted by our Wheels Up Ambassadors. Popular examples of Wheels Down events include our members-only hospitality house in Augusta, Georgia during the week of The Masters® golf championship and pop-up celebrations during various notable events. Partnerships with certain of the world’s top lifestyle brands provide our members with benefits and special offers in the areas of fashion, travel, leisure, fitness and more. Core and Business members also receive complimentary access to a full-service concierge through our partnership with Four HundredTM, and a complimentary year of membership in Inspirato®, a subscription-based luxury vacation platform.
Proprietary Technology, Algorithms and Data Ecosystem
In an industry that historically used intuition and basic industry-wide data to drive strategy and decision-making, we are moving from intuition to algorithm. Technology and data science will be the foundation of all of our operations and strategic decision making. We have invested significantly in extending our technology platform to support a growing end-to-end marketplace that is intended to make it easy to search, book and fly. Our marketplace platform comprises three main elements: intuitive digital front-end interfaces; a middle tier supported by data-driven optimization and pricing algorithms; and a back-end featuring a comprehensive flight operations platform, with connectivity to a network of third-party operators, supported by our proprietary cloud-based flight management system, UP FMS. Each of the elements of our marketplace platform relies upon and fuel a powerful data ecosystem containing data generated from within our systems, as well as from external industry sources.
Strategic Relationship with Delta
In January 2020, we entered into a long-term Commercial Cooperation Agreement (as amended, the “CCA”) with Delta. We have seen this relationship drive significant value through certain strategic initiatives, such as offering Delta Medallion status and SkyMiles to Wheels Up members, co-marketing to top Delta customers and collaboration across Wheels Up and Delta Corporate Sales teams. Delta is also a significant stockholder in Wheels Up and Delta has the right to designate two members of the Wheels Up board of directors (the “Board”). The participation of Delta on our Board adds tremendous strength, breadth of experience and industry expertise to our leadership team.
Development and Integration Strategy
Since May 2019, we have completed multiple strategic transactions to accelerate our marketplace strategy of making private aviation more accessible.
•Scaling our “Asset-Right” Fleet of Aircraft — We expanded the breadth and depth of our fleet with the addition of owned, leased, and managed aircraft across all cabin class categories.
•Broadening and Streamlining our Capabilities — We acquired direct control over our owned and leased fleet operations with a nationwide footprint, added in-house maintenance capabilities, including heavy maintenance, and diversified our operations with the addition of aircraft management, wholesale flight operations and special mission capabilities.
•Acquisition and Integration of Air Partner — In April 2022, we acquired Air Partner plc (“Air Partner”), a United Kingdom-based international aviation services group with operations in 18 locations across four continents. We believe that Air Partner’s international capabilities provide us the opportunity to extend additional benefits to our members flying internationally, as well as access a new base of charter and cargo customers due to Air Partner’s longstanding relationships built over its 60-year history.

•Driving Additional Customer Demand — We added thousands of flyers to our platform, including retail, corporate and wholesale customers. Additionally, our strategic relationship with Delta provides exposure to high-value Delta individual and corporate customers.
•Adding Advanced Proprietary Technology — In 2022, we completed the transition of our entire owned aircraft fleet to our UP FMS system. UP FMS is also currently utilized by approximately 100 aircraft owners and operators, with close to 2,000 aircraft on the system. The UP FMS system facilitates fleet optimization and allows third party owners and operators to access Wheels Up demand. We expect UP FMS to attract more aircraft owners and operators to our marketplace, which we anticipate will drive additional benefits through fleet optimization and “Asset-Right” aircraft availability.
Our Business Model
Our Products and Services
While we offer numerous products and services to our customers and industry partners, we generate revenue within four main categories:
•Membership Revenue — We generate membership revenue from initiation and annual renewal fees across our Connect, Core and Business membership tiers. We believe this membership revenue is highly visible and largely recurring in nature.
•Flight Revenue — Flight revenue is generated by both member and non-member usage of flight services. Non-members include wholesale customers and customers who purchase using the Wheels Up mobile app and website. Flight revenue may also be generated through the use of pre-purchased amounts of dollar-denominated credits that can be applied to future costs incurred by members, including flight services, annual dues, and other incidental costs such as catering and ground transportation (“Prepaid Blocks”).
•Aircraft Management Revenue — Aircraft management revenue consists of management fees charged to aircraft owners, recovery of owner incurred expenses, including maintenance coordination, cabin crew and pilots, and recharging of certain incurred aircraft operating costs such as maintenance, fuel, landing fees and parking. We pass recovery and recharge amounts back to owners at either cost or a predetermined margin.
•Other Revenue — Other revenue consists of sales of whole aircraft, group charter revenue, cargo revenue, maintenance, repair and operations (“MRO”) revenue, fixed-base operator (“FBO”) revenue, safety and security revenue, flight management software subscriptions, sponsorships or partnership fees, and special missions revenue, including government, defense, emergency and medical transport.
Our Acquisition Strategy
Our acquisition strategy is an important part of Wheels Up’s business model. A substantial portion of our growth is attributable to strategic acquisitions of aircraft and businesses that provide private aviation or maintenance services. In 2022, we consummated the following strategic acquisitions:
•Aircraft Purchase Option Exercise —  In January 2022, we entered into an agreement with Textron Financial Corporation to exercise our purchase option on 32 leased aircraft. The negotiated purchase price for all aircraft was $65.0 million, and we also received a reimbursement of approximately $6.1 million for unused maintenance reserves. The sale was completed in February 2022.
•Acquisition of Alante Air —  In February 2022, we acquired Alante Air Charter, LLC (“Alante Air”), a Scottsdale, Arizona based private jet charter business. The total purchase price for Alante Air was $15.5 million, which was paid in cash. The acquisition added 12 Light jets to our controlled fleet.
•Investment in Tropic Ocean — In March 2022, we made a minority cash investment of $10.0 million in Tropic Ocean Investors LLC (“Tropic Ocean”) and entered into a multiyear commercial cooperation agreement. Tropic Ocean is one of the world’s largest amphibious airline and leading provider of last-mile private charter and scheduled service in Florida, the Northeastern U.S., the Bahamas, the Caribbean and beyond.
•Acquisition of Air Partner — In April 2022, we acquired Air Partner, a United Kingdom-based international aviation services group with operations in 18 locations across four continents. The total purchase price for Air Partner was $108.2 million, which was paid in cash.
We believe that strategically expanding our operations, whether through the purchases of aircraft or existing operating businesses with similar characteristics, creates economies of scale and allows us to develop more attractive product and service offerings for our members and customers. In addition, we believe that strategic acquisitions and dispositions of aircraft allow us to better manage our fleet of aircraft, and optimize maintenance operations and aircraft availability. We believe that our management team’s market presence and ability to identify acquisitions that we believe are attractive or present growth opportunities will continue to be an important part of our success.
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
Connect Membership
Our Connect membership is our lowest cost membership tier. The Connect membership offers variable dynamic pricing on a per trip basis, flight products designed for lower pricing and more flexibility in their schedule, and want to participate in an enhanced lifestyle program of events, experiences and member benefits.
Core Membership
Our Core membership is designed for private flyers who place a premium on the convenience and flexibility of guaranteed aircraft availability on all aircraft types on short notice, want price protection through capped hourly rates on the busiest industry days and want to participate in an enhanced lifestyle program of events, experiences and member benefits.
Business Membership
Our Business membership is designed to serve a broad spectrum of demands from our Business members, including those for whom we are the primary provider of private flights, and others for whom we may be a supplementary solution to their own aircraft operations. The flexibility of our offering provides our business customers the ability to manage their travel needs and reduce greenhouse gas emissions by selecting the specific type of aircraft that our customers believe is most appropriate. As with Core members, Business members receive guaranteed aircraft availability on all aircraft types on short notice and price protection through capped hourly rates on the busiest industry days.
Prepayment for Flights — Prepaid Block Programs
Core and Business members can prepay for future flights with the purchase of a Prepaid Blocks. A Prepaid Block is a pre-purchased amount of dollar-denominated credits that can be applied to future costs incurred by members, including flight services, annual dues, and other incidental costs such as catering and ground transportation. We offer a similar pre-payment option to our Connect members.
Prepaid Blocks afford members with preferential terms and conditions that may include greater aircraft availability, access across cabin class categories, extended capped rate price protection and other member benefits such as Delta Medallion® status. We have generally experienced greater purchases of Prepaid Blocks from our members during the third and fourth quarters of the calendar year prior to effectiveness of pricing adjustments. We believe that Prepaid Blocks provide favorable benefits to our members, while also providing Wheels Up with demand forecasting opportunities.
Non-Member Flyers
Non-member flyers can sign up, ask questions, shop and book charter flights completely digitally using the Wheels Up mobile app and website. These flyers are not required to purchase a membership but may pay additional transaction fees not applicable to members. They also do not receive membership benefits. In addition, non-member flyers do not have the same aircraft availability guarantees as members and flights are priced dynamically.
Wholesale Charter Customers
In addition to our retail offerings, we provide wholesale charter services to customers such as charter flight brokers and third-party operators. Our wholesale customers typically pay us an agreed fixed rate for a flight, which varies based on factors such as the aircraft type and date of the flight, and in turn sell the flight to their own retail customers. We historically provided wholesale charter services to customers in North America. However, with the acquisition of Air Partner in April 2022, we expanded our international wholesale charter capabilities and now provide our charter customers with global passenger, cargo, emergency and government services.
UP Global Response
In November 2022, we announced a partnership with AirMed International, a global leader in air medical transport, to bring an array of medical-travel services to our members and their families through our new UP Global Response membership offering. UP Global Response provides the member and up to 11 additional designated individuals with access to air medical transport from nearly any location in the world should they have a covered medical event while traveling more than 150 miles from home. The membership also includes access to a 24/7 global medical services referral hotline, and a transport of mortal remains benefit, among other features. We began offering the UP Global Response membership to our current and prospective members in January 2023.
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
We also have a Wheels Up account management team that is in regular contact with our members and educates members on the benefits of Wheels Up membership. Account managers serve as dedicated private aviation consultants for members with respect to evaluating options for specific flights and their overall Wheels Up relationship. In this capacity, our account management team plays a critical role in driving membership renewals and the purchase of Prepaid Blocks. This team also assists members in activating their Delta and other partner benefits.
With respect to our aircraft management business, we have a dedicated account management team that is responsible for the day-to-day management of our managed aircraft accounts and owner relationships.
Member Experience
Retention of our existing members is essential to the growth of our business. We drive retention by taking a holistic view of the member journey, from onboarding to member’s booking and flight experience and extending to every moment of member engagement thereafter. We believe each of these touchpoints is an essential element of the overall member experience. Member Experience solicits and aggregates feedback from members to share across the organization to ensure all teams are keeping a central focus on our members. Working cross-functionally with Sales, Finance, Product, Ops and Member Services, member experience is tasked with monitoring member engagement and ensuring high member satisfaction and low churn.
Our Aircraft Fleet
Through targeted capital investments, cultivation of third-party operator relationships and recent transactions, we have aggregated a large and diverse fleet of owned, leased, managed and third-party operator aircraft.
Wheels Up Owned and Leased Aircraft (“1P Fleet”)
As of December 31, 2022, our owned and long-term leased aircraft fleet (excluding our 2P Fleet, as described below) was as follows:

Category	Owned	Leased	Total
Large Cabin Jets(1)	0	2	2
Super-Midsize Jets(2)	22	30	52
Midsize Jets(3)	17	8	25
Light Jets(4)	38	23	61
Turboprops(5)	72	3	75
Total	149	66	215
__________________
(1)Primarily consists of Gulfstream G-IVSP and G450 aircraft.
(2)Primarily consists of Cessna Citation X aircraft.
(3)Primarily consists of Cessna Citation Excel/XLS aircraft.
(4)Primarily consists of Cessna CJ3 and Hawker 400XP aircraft.
(5)Primarily consists of Beechcraft King Air 350i twin turboprop aircraft.

Our owned and leased aircraft operate as a “floating fleet,” meaning that they do not return to a home base. We believe this allows us to keep our aircraft positioned to most efficiently address our member flight requests, ensuring broad geographic coverage with the fleet and limiting costly repositioning flights. Lower repositioning costs can provide Wheels Up with a meaningful cost advantage on one-way and multi-city itineraries. In 2022, we transitioned all of our owned aircraft fleet to our UP FMS platform, which we believe will enhance our ability to optimize our fleet utilization and provide additional benefits to our “floating fleet” operations.
The majority of our owned aircraft fleet are painted in the blue and white Wheels Up livery with the “UP” insignia painted on the tail. We also own certain Beechcraft King Air 350i aircraft painted in special Wheels Up liveries to support special charitable causes, such as breast cancer awareness (pink), hunger awareness (orange) and veterans’ initiatives (camouflage).
Managed Aircraft (“2P Fleet”)
Our managed fleet is comprised of approximately 120 aircraft under our management, including Light, Midsize, Super-Midsize and Large Cabin jets. Under the terms of our management agreements, managed fleet aircraft may generally be used to fulfill Wheels Up member and non-member flights in addition to use by the aircraft owners. Aircraft owners typically pay us a management fee for services, including pilot hiring, flight operations, aircraft maintenance management and other administrative services. With respect to the use of these aircraft to fulfill member flights, the owner of the aircraft receives either a revenue share or a fixed hourly rate for all hours as payment.
Our managed aircraft each have a designated home base at airports across the country depending on the location preferred by the aircraft owner. After completing a flight, these aircraft return to their home base or are positioned to another location for their next revenue flight.

Third-Party Network Aircraft (“3P Fleet”)
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
Seasonality
The private aviation industry is subject to seasonal fluctuations and changes in general economic conditions. Our operations, including flight revenue, are typically favorably affected by increased utilization of our aircraft in the summer months and close in time to major U.S. holidays.
Operations
Flight Operations
Our flight operations teams operate nationwide and are primarily responsible for providing services necessary to facilitate flight activity for our 1P Fleet and 2P Fleet. Our flight operations team includes certain flight scheduling and member services personnel either located on-site at certain airport locations or at our office locations. We believe that our dynamic flight operations team is vital to providing smooth experiences for our members and customers, and to ensure safe operation of our flights.
Air Carrier Operations
Wheels Up currently provides its passenger air carrier services through five Part 135 certificates across our consolidated subsidiaries.
Gama Aviation LLC (“Gama”) is a Part 135 operator. Gama is generally the Part 135 operator for Wheels Up branded aircraft, operates one of the largest fleets of managed business jets in the U.S. and provides aircraft management services, private aircraft charter services, and maintenance support to customers and partners nationwide. Gama’s subsidiary, Sterling Aviation, LLC, is also a Part 135 operator, and it provides aircraft management and charter air transportation services.
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
Wheels Up Private Jets LLC (“WUPJ”) is a Part 135 operator and additionally holds a Part 145 repair station certificate. WUPJ provides aircraft management services, private aircraft charter services, and FBO and MRO services. It operates tech service centers at Cincinnati/Northern Kentucky International Airport (“CVG”) and Fort Lauderdale-Hollywood International Airport, which provide comprehensive MRO facilities and services for aircraft operated by Wheels Up’s consolidated subsidiaries and WUPJ’s aircraft management customers. During 2021, we merged the operations of our subsidiary, Travel Management Company, LLC (“TMC”), with and into WUPJ. TMC was acquired by Wheels Up in 2019 and prior to its acquisition, was the largest wholesale-focused Part 135 operator of light jets in the U.S. supporting channel partners and businesses, including numerous third-party air carriers, across the private aviation industry.

In addition, Wheels Up Partners LLC (“WUP LLC”) is a Part 135 operator and the registered owner of all of our owned aircraft fleet not currently held for sale, including Wheels Up branded aircraft. During 2022, we merged our subsidiary, TWC Aviation, LLC, which held a Part 135 certificate, with and into WUP LLC as part of an internal reorganization intended to increase the efficiency of our operations and facilitate the 2022-1 Equipment Note Financing (as defined herein). We do not currently provide air carrier services directly through WUP LLC.
See “Principal Domestic Regulatory Authorities” for additional information on our Part 135 certificate operations.
Member Operations
Our Member Operations team is integral to our ability to provide flight services to our members and customers. The Member Operations team is primarily responsible for managing all non-flight aspects of a member’s or customer’s flight experience, including booking, special flight arrangements or services, destination transportation and post-flight follow-ups. In October 2022, we announced our plan to relocate significant elements of our Member Operations team from Columbus, Ohio to Atlanta, Georgia, which will include construction of a 34,000 square foot Member Operations Center (the “Atlanta Member Operations Center”) and the relocation of certain employees to the Atlanta area. Establishment of the new Atlanta Member Operations Center is expected to centralize our critical functions with the goal of better serving our members and customers. We anticipate that the new Atlanta Member Operations Center will be completed in mid-2023.
Air Partner Operations
On April 1, 2022, we acquired Air Partner, a United Kingdom-based international aviation services group with operations in 18 locations across four continents. Air Partner has been in business for over 60 years and provides an array of charter services to customers and businesses with global passenger, cargo, emergency and government services. We believe that Air Partner’s international capabilities provide us the opportunity to extend additional benefits to our members flying internationally, as well as access a new base of charter and cargo customers due to Air Partner’s longstanding relationships built over its 60-year history.
Fuel
Our operations are impacted by changes in the price and availability of aircraft fuel. We have pricing agreements with various fuel providers located across the U.S., pursuant to which we receive agreed upon pricing for fuel and handling/facility fees at each location. We are currently able to obtain adequate supplies of aircraft fuel but sustainable aviation fuel is generally more difficult to obtain due to varying cost and our “floating fleet” model.
Due to rising fuel prices, on April 9, 2022, we implemented a fixed hourly fuel surcharge to our customers ranging from $295 per hour to $895 per hour across our fleet. On May 2, 2022, we announced we would implement a new fuel surcharge framework effective June 1, 2022. The new fuel surcharge is applied when the cost of Jet A fuel, as published by the Argus U.S. Jet Fuel IndexTM, is more than $2.00 per gallon and is calculated based on estimated billable flight time. In addition, on May 2, 2022, we announced a carbon offset fee will be added to each hour of flight time effective June 1, 2022. The fee ranges from $20 per flight hour to $65 per flight hour.
Safety
Each and every day, our passengers trust us with their lives, and it is paramount that we consistently reinforce this trust with our actions and words. This begins with our uncompromising commitment to safety as our core value.
Safety is a cornerstone of our culture. We view compliance with Federal Aviation Administration (“FAA”) regulations as a minimum baseline for our commitment to safety. We go beyond FAA minimum requirements by setting higher safety standards in areas of pilot experience, certification (licensing), training, safety programs and many others.
Wheels Up has implemented Safety Management Systems (“SMS”), that go beyond FAA regulatory requirements, across our operating certificates. SMS is a means to identify hazards, mitigate the risk associated with those hazards, collect safety data and act on that data to improve the safety of our operations. Each SMS is managed by a Director of Safety and a team of dedicated professionals trained on the elements of SMS. A key component of our SMS is the Aviation Safety Action Program (“ASAP”). ASAP is a non-punitive safety program that enables employees such as pilots, maintenance technicians and dispatchers to report safety related events for review by Wheels Up and the FAA with the purpose of implementing corrective actions. Additional non-punitive safety reporting programs are in place for employees that are not covered by an ASAP.
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
Pilots
Every Wheels Up flight is operated by pilots that meet stringent training and flight-hour requirements, which are in excess of the FAA’s requirements and training criteria. Each captain is required to hold current FAA Airline Transport Pilot and First-Class Medical Certificates and is required to be FAA Pilot-in-Command Type-Rated in the aircraft they fly.
Our pilot selection process screens all candidates for background and safety record. This screening process includes in-person technical interviews and written examinations, as well as a flight simulator assessment if appropriate. Successful candidates must also complete mandatory advanced aircraft ground and flight training in a full-motion simulator. This training is also completed annually.
We have entered into agreements with multiple, industry leading third-party suppliers to provide factory authorized training for our pilots. These agreements provide training availability to Wheels Up throughout the year for both initial and recurrent pilot training in exchange for a fixed price per training slot. We recently took action to secure additional, nationwide training resources and aircraft simulator availability for our pilots.
Aircraft Maintenance and Repairs
We maintain and repair our owned, leased and managed aircraft to ensure the safety of our passengers, assets and the surrounding environment where we operate. Aircraft maintenance and repair consists of scheduled and unscheduled maintenance performed during line-maintenance and scheduled maintenance events. Our maintenance and repair process also includes procedures designed to maintain the FAA airworthiness certificate of each aircraft in good standing.
Line maintenance consists of daily and weekly scheduled maintenance inspections, including pre-flight, daily, weekly and overnight checks. Line maintenance also includes any unscheduled items requiring repair on an as-needed basis. Based on the location where line maintenance occurs, work may be performed by Wheels Up employees, as in the case of a Wheels Up facility or if performed by a Wheels Up mobile service unit (“MSU”) team, or by an FAA-authorized and Wheels Up vetted third-party maintenance provider.
Scheduled airframe maintenance inspections are defined by the applicable original equipment manufacturer (“OEM”) maintenance inspection program and as a function of flight hours, flight cycles and/or calendar-based intervals. We attempt to package these airframe maintenance inspections into strategically timed maintenance periods, with the goal of minimizing maintenance downtime while meeting the OEM’s requirements. This work may be performed by Wheels Up or a qualified third-party maintenance provider.
Scheduled engine hot section repairs and overhauls are performed in accordance with the OEM’s requirements and vary by engine model. Engine repairs and overhauls are primarily driven by engine hours, engine cycles and/or calendar-based intervals. Except for certain basic maintenance activities which Wheels Up is able to perform itself, engine maintenance, scheduled or unscheduled, is performed by Wheels Up’s contracted third-party maintenance providers. We are also a party to engine maintenance program agreements (the “Program Agreements”) covering certain engine maintenance and overhauls on Pratt & Whitney Canada, Corp. (“Pratt and Whitney”) and Rolls Royce aircraft engines for certain of our owned and leased aircraft.

In support of the maintenance of our fleet, we operate eight maintenance facilities under FAA Part 135 or Part 145 in support of our planned and unplanned maintenance activities where Wheels Up has both the capability and the capacity. Additionally, we have multiple MSUs located in key markets throughout the United States to perform line-maintenance work. To the extent Wheels Up does not have the capability and/or capacity to perform maintenance or repairs in-house, we have entered into agreements with certain qualified vendors to perform maintenance on our aircraft, aircraft components and engines, generally at agreed upon work-scopes and pricing.
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
We are currently the only private aviation company in the U.S. whose common stock is listed on a national securities exchange. Other industry participants that are not currently publicly traded announced in 2022 potential transactions that may result in their equity securities being traded on a national securities exchange. While we believe we offer differentiated, dynamic services to customers through our membership model, we expect that competition in our industry from both private and public companies will continue to intensify.
The private aviation industry is also dependent on an ample supply of new and used aircraft, aircraft components and maintenance services. These assets and services are limited and also generally sought by our competitors, aircraft owners and other entities, such as governmental entities. Due to supply chain disruptions experienced by OEMs since the beginning of the COVID-19 pandemic, delivery wait times for new aircraft have significantly increased, and prices for and availability of used aircraft and parts has increased significantly. We expect that these conditions will continue for the foreseeable future, which will increase the competition for assets required in our operations.
Historically, we have grown our operations through a combination of aircraft acquisitions and acquisitions of established private aviation businesses. Due to the increase in demand for new and used aircraft and parts, more participants in the private aviation industry are seeking transactions to acquire aircraft or established private aviation businesses. Although we believe we are well positioned to acquire assets in order to meet demand for our services, we expect that absent a significant shift in the industry or change in general economic conditions, the competitive landscape for aircraft acquisitions and acquisitions of established private aviation businesses will persist.
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

DOT also regulates how we advertise and hold out services. In 14 C.F.R. Part 295 (“Part 295”), DOT oversees the sale, holding out and arrangement of single entity charter air transportation (or the entire capacity of an aircraft, in contrast to public charter flights which are sold by the seat). We are subject to DOT jurisdiction as an “air charter broker” under Part 295 in offering and selling our membership program for single-entity charters and in acting as an agent for members in arranging flights. We are also subject to DOT’s jurisdiction as a “ticket agent” as defined by 49 U.S.C. Section 40102(a)(45). In every aspect of our business subject to DOT’s jurisdiction, we are subject to DOT’s statutory and regulatory authorities to prohibit and enforce against engaging in “unfair” or “deceptive” practices and unfair methods of competition pursuant to 49 U.S.C. Section 41712. DOT also promulgates and enforces consumer protection regulations to which we are subject.
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
Privacy and Data Protection
There are many requirements regarding the collection, use, transfer, security, storage, destruction and other processing of personally identifiable information and other data relating to individuals. Because our technology platform is an integral aspect of our business and due to our international operations, compliance with laws governing the use, collection and processing of personal data is necessary for us to achieve our objective of continuously enhancing the user experience of our mobile application and marketing site.
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
Environmental
We are committed to reducing the environmental impact of our fleets, as well as the long-term effects of our overall operations. Over time, we expect to offset the carbon impact of our flight operations through the purchase and retirement of applicable carbon credits or via another established and vetted mechanism. We are also examining other sustainability initiatives, including the potential use of sustainable aviation fuel and long-range investments in other sustainability solutions, as well as operational improvements, sustainable practices at our facilities and a reduction in single-use plastics at our offices and aboard our aircraft.
Intellectual Property
The protection of our technology and other intellectual property is an important aspect of our business. We seek to protect our intellectual property (including our technology and confidential information) through a combination of trademarks and trade secret protections, as well as contractual commitments and security procedures.
We generally require our employees and consultants to enter into confidentiality agreements, and certain third parties to enter into non-disclosure agreements. We regularly review our technology development efforts and branding strategy to identify and assess the protection of new intellectual property.
We own certain trademarks important to our business, such as the “Wheels Up” word and design marks. In addition, we currently own certain domain names, including “wheelsup.com”.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization officially declared COVID-19 a pandemic. The unprecedented and rapid spread of COVID-19 led to economic and business uncertainties resulting from governmental restrictions on air travel, the implementation of quarantine and shelter-in-place orders, the cancellation of large public events and suspending in-person meetings and the closure of popular tourist destinations. In response, we developed and implemented Wheels Up Safe Passage™ — a suite of enhanced cleaning and operational protocols to help ensure the safety of our passengers and pilots through best-available sanitization practices and adherence with up-to-date health guidelines. We continue to utilize these best practices for the protection of our passengers, pilots and employees.
Human Capital Resources
Employees
As of December 31, 2022, Wheels Up and its affiliates had 3,111 employees, including 3,005 full-time employees, and 106 part-time employees. We employ approximately 1,000 pilots across our aircraft fleet. Approximately 87% of our employees are based in the U.S. and the remaining approximately 13% in Europe and other territories. Our employee base consists of non-exempt and exempt employees in corporate functions, as well as pilots, other crew members and maintenance positions. Due to the nature of our operations, many of our employees work on-site or remotely to facilitate and support our operations. Our corporate employees generally enjoy flexible working arrangements; however, we encourage certain employees located in the New York City area to attend in-office events and to work in the office on a hybrid basis to promote a strong working and social culture. Wheels Up and its affiliates have not had a work stoppage and none of our employees are represented by a labor organization or under any collective bargaining agreements. Wheels Up considers its employee relations to be good.
Human capital strategies are developed and managed by our Chief People Officer, who reports to the Chief Executive Officer, and are overseen by the Board and the Compensation Committee of the Board. Our culture is customer centric and focused on ensuring we are the most trusted technology company in the private aviation and lifestyle marketplace. We aim to maximize the potential of our human capital resources and deliver quality service through a motivating work environment. Employees are encouraged to achieve more through innovation and an entrepreneurial spirit.
We strive to recruit from amongst the best talent in the industry and reward them appropriately. Our success depends in large part on our ability to attract, retain and develop high-quality management, operations, technology, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. Specifically, there has been increased competition for experienced pilots in the private aviation industry. In an effort to help make Wheels Up the employer of choice for pilots, during September 2021, we were the first private aviation company to offer broad-based equity ownership to our pilots. The ability to provide pilots with equity, along with increasing other compensation and benefits, is a unique advantage. We believe that our attractive compensation programs and favorable working conditions were integral to reaching our initial pilot hiring goals in 2021 and 2022.
Our annual Culture Check Up survey enables us to obtain confidential feedback directly from our workforce to see if we need to make changes or enhancements to a variety of topics such as diversity, equity and inclusion, (“DEI”) engagement, learning and cultural development.
We want all of our employees to feel like true owners of Wheels Up. Therefore, timely, informative and engaging communication is critical. Through regular updates from the executive leadership team, our biweekly newsletter and intranet news portal What’s Up and recurring all-hands meetings, our objective is to ensure employees are aware of our performance, priorities and path forward.
In March 2023, we announced the adoption of a restructuring plan (the “Restructuring Plan”) as part of the Company’s previously announced focus on delivering positive Adjusted EBITDA in 2024. The Restructuring Plan is intended to streamline the Company’s organization and reduce headcount in areas of the business that do not directly impact the Company’s operations or its customers’ experiences. Excluded from these actions were key operationally focused employee groups such as pilots, maintenance and operations-support personnel.
Our Commitment to Diversity, Equity and Inclusion
Our success requires the inclusion of ALL — we strive to empower, engage, and celebrate diversity, authenticity and inclusion of all genders, sexual orientations, races, ethnicities, religions, and other identities and cultures. Our goal is to maximize the impact of the Wheels Up team by attracting, engaging, and retaining the most talented, dedicated and passionate people in the marketplace. As a result, we are focused on expanding customer acquisition and maximizing corporate growth through the development and execution of an inclusive strategy that amplifies values, while prioritizing cultural sensitivity across a diverse target audience (i.e., female, BIPOC, LGBTQ+ and other diverse groups).
We have developed our DEI “Guiding Principles” to help ensure alignment across our internal and external programs/processes. Wheels Up has also established a dedicated role within the human resources team to drive our multi-year DEI strategy focused on attracting, engaging, retaining and elevating diverse talent, establishing equitable people practices and creating an inclusive culture. Our current efforts in amplifying DEI include:

•Establishing target diversity scorecard metrics around talent acquisition, talent movement/management, and employee engagement throughout our entire organization – from our entry level employees, all the way to the Executive Leadership Team.
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
In addition, Wheels Up has taken a progressive approach in the provision of comprehensive benefits including:
•Multiple counseling sessions offered through Employee Assistance programs, that support employees and their families’ mental and emotional well-being;
•Health plan coverage for infertility assistance;
•Domestic partner health plan coverage;
•Health plan coverage for gender reassignment surgery; and
•Parental Leave for both birth and non-birthing parents, including adoption or foster care.
Wheels Up is proud of its DEI initiatives, as we are committed to gaining equity via the development of educational programs and inclusive efforts that will help democratize our industry.
Our Social Impact Initiatives
Wheels Up Cares
Through our Wheels Up Cares initiative, we are committed to supporting philanthropic organizations and initiatives that affect and matter to our company, members, customers, stakeholders, families, friends and communities. The Wheels Up Cares fleet comprises five custom painted Beechcraft King Air 350i aircraft; each plane represents a specific cause of importance for our members, customers and employees. Each aircraft is active in our fleet and flying members daily and serves as a flying symbol of awareness for a specific cause and Wheels Up’s commitment to being a force for good in the communities where we live and work.
Meals Up Partnership with Feeding America
Our Meals Up initiative was created in partnership with Feeding America to help combat the growing levels of food insecurity in the U.S. during the COVID-19 pandemic. This effort has already raised and inspired the equivalent of nearly 90 million meals for Feeding America.
Corporate History and Structure
Corporate History
Wheels Up was formed on July 1, 2013. On July 13, 2021 (the “Closing Date”), Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”), consummated a business combination (the “Business Combination”) with Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company. Upon consummation of the Business Combination, WUP became a wholly owned subsidiary of Wheels Up Experience Inc., and beginning July 14, 2021, our shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) traded on the New York Stock Exchange under the ticker symbol “UP” and our warrants traded on the New York Stock Exchange under the symbol “UP WS”.
As part of the Business Combination, existing holders of WUP equity, including holders of profits interests and restricted interests, but excluding holders of stock options, have the right to receive up to an aggregate of 9.0 million additional shares of Class A common stock in three equal tranches, which are issuable upon the achievement of Class A common stock share price thresholds of $12.50, $15.00 and $17.50 for any 20 trading days within a period of 30 consecutive trading days within five years of the Closing Date, respectively (the “Earnout Shares”).
Structure
Wheels Up is a holding company with no direct operations. Wheels Up conducts its business through its direct subsidiary, WUP, and WUP’s operating subsidiaries, including, among others, WUPJ, Gama and Mountain Aviation, each of which holds a Part 135 certificate, as well as WUP LLC and Avianis Systems LLC. In addition, Wheels Up conducts substantially all of its operations outside of North America through its subsidiary, Air Partner, which is an international aviation services group with operations in 18 locations across four continents.
Wheels Up’s corporate headquarters is located at 601 West 26th Street, Suite 900, New York, New York 10001, our telephone number is (212) 257-5252 and our internet address is www.wheelsup.com. The information on, or that can be accessed through, Wheels Up’s website is not part of this Annual Report. The website address is included as an inactive textual reference only.
Available Information
We make available free of charge on our website at wheelsup.com/investors our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Information on our website or available by hyperlink from our website is not incorporated into this Annual Report or our other securities filings and is not a part of those filings.

Item 1A. RISK FACTORS
Risks Relating to Our Business and Industry
We may not be able to successfully implement our growth strategies.
Our growth strategies include, among other things, expanding our addressable market by opening up private aviation to non-members through our marketplace, expanding into new domestic and international markets and developing adjacent businesses. We face numerous challenges in implementing our growth strategies, including our ability to execute on market, business, product/service and geographic expansions. Our strategies for growth are dependent on, among other things, our ability to expand existing products and service offerings and, launch new products and service offerings, and develop our technology and infrastructure to support our operations. Although we devote significant financial and other resources to the expansion of our products and service offerings, including increasing our access to available aircraft supply and technology, these efforts may not be commercially successful or achieve the desired results. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, market and sell new or improved products and services in these changing marketplaces. Our inability to successfully implement our growth strategies could have a material adverse effect on our business, financial condition and results of operations and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.
We have a history of net losses, and we anticipate that we will experience net losses for the foreseeable future.
We have experienced significant net losses since inception and, given the significant operating and capital expenditures associated with our business plan, we anticipate continuing net losses for the foreseeable future. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred net losses of $555.5 million and $197.2 million for the years ended December 31, 2022 and 2021, respectively. We have not consistently generated positive cash flow from operations, and we cannot be certain that we will be able to generate positive cash flow from operations in the future. To achieve and sustain profitability, we must accomplish numerous objectives, including broadening and stabilizing our sources of revenue and increasing the number of paying members to our service, as well as improve our Adjusted Contribution Margin and strategically control non-operating expenses. Accomplishing these objectives may require significant capital investments. We cannot be assured that we will be able to achieve these objectives. If we cannot achieve and sustain profitability or raise additional capital, our business could be materially and adversely affected, as we may not have sufficient liquidity and may violate certain contractual obligations, including our credit documents.
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
•we may experience the detrimental effects of outbreaks of disease or widespread natural disasters that may affect travel behaviors;
•we may be unable to attract new customers and/or retain existing members and customers;
•our Adjusted Contribution Margin may be negatively impacted by increased flight costs due to aircraft supply constraints combined with our guaranteed rate pricing and fixed purchases of Prepaid Blocks;
•our ability to grow complementary products and service offerings may be limited or we may be unable to realize the potential benefits from our technological developments, which could negatively impact our growth rate and financial performance;
•we may be impacted by changes in consumer preferences, perceptions, spending patterns and demographic trends, as well as changes in customer creditworthiness that could result in increases in allowance for credit losses or write-offs of receivables that may be uncollectible;
•we may require additional capital to finance strategic investments and operations, pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available on attractive terms or at all;
•our historical growth rates may not be reflective of our future growth;
•our business and operating results may be significantly impacted by actual or potential changes to the international, national, regional and local economic, business and financial conditions, including due to inflation, higher interest rates and geopolitical conditions, the health of the U.S. aviation industry and risks associated with our aviation assets;
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
From time to time, we consider opportunities to acquire other entities, assets, products or technologies that may enhance our products and service offerings or technology, expand the breadth of our markets or customer base, or advance our business strategies. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures, the purchase of equity interests or the implementation of leasing structures, commercial understandings and licensing arrangements. The consideration for such transactions may include, among other things, cash, our Class A common stock or other equity interests, and in conjunction with a transaction, we might incur indebtedness. If we elect to pursue an acquisition or other strategic transaction, our ability to successfully implement and realize benefits from such transaction would depend on a variety of factors, including the requirement to obtain third-party consents or additional restrictive agreements or covenants that limit our operating flexibility.
Acquisition transactions involve risks, including, but not limited to:
•insufficient revenue or cash flow to offset liabilities assumed;
•inadequate return of capital;
•regulatory or compliance issues, including securing and maintaining regulatory approvals;
•unidentified issues not discovered in due diligence, including with respect to any assets acquired;
•those associated with integrating the operations or (as applicable) separately maintaining the operations;
•financial reporting and internal controls;
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
We may not successfully integrate our past acquisitions or any future acquisitions, and may not achieve anticipated benefits relating to any such transactions. Realizing the benefits of acquisitions depends in part on the integration of assets, operations and personnel. If we do not complete an acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated, and in certain circumstances an acquisition could harm our financial position. In addition, strategic transactions may be expensive, time consuming and may strain our resources. If we were to complete such an acquisition, investment or other strategic transaction, we may require debt financing that could result in significant indebtedness and debt service obligations. Such transactions may not be accretive to our earnings and may negatively impact cash flow and our results of operations as a result of, among other things, the incurrence or assumption of indebtedness, the impairment or write-off of intangible assets, including goodwill, or the requirement to make investments or capital expenditures in excess of expectations. Furthermore, strategic transactions that we may pursue could result in dilutive issuances of equity securities. As a result of the risks inherent in such transactions, we cannot guarantee that any future transaction will be completed or integrated successfully, or that it will ultimately result in the realization of our anticipated benefits. Such transactions may also have a material adverse impact on our business, financial condition and results of operations.
We may not be able to successfully implement our strategies to improve operational efficiency.
We are implementing, and will continue to implement, certain strategies to improve the efficiency of our operations. These efficiency improvements include, among other things, consolidation of our FAA certificates, our plan to relocate significant elements of our member operations team to Atlanta, Georgia (the “Relocation”), and other cost savings measures. We face numerous challenges in implementing our strategies to improve operational efficiency, including additional expense to implement such strategies, cooperation from third parties, such as regulatory bodies, which may be outside of our control, and additional time and attention from management, which could distract them from focusing on our growth strategies, cost savings measures and day-to-day business activities.
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
•we may not complete the Relocation during the expected timeframe; and
•we may incur capital expenditures for the Relocation in excess of expectations.
Although we may devote significant financial and other resources to implementing our strategies to improve operational efficiency, these efforts may not be successful or achieve the desired results on the anticipated timeline or at all. Our inability to successfully implement our operational efficiency improvement strategies could have a material adverse effect on our cash flows, financial condition and results of operations, and any assumptions underlying estimates of expected cost savings or expected revenues may be inaccurate.
We are exposed to the risk of a decrease in demand for private aviation services.
Historically, we have generally provided private aviation services through a membership-only program business model. Our membership program requires members to generally pay an up-front initiation fee and recurring annual dues. If demand for private aviation services or success in selling were to decrease, this could result in slower new member growth, members declining to renew their memberships and/or reducing their aggregate flight utilization and spend, all of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we have historically relied on Prepaid Blocks as a source of capital to fund our ongoing operations and indicator of potential future demand. Changes in demand for our products and services by our members could result in a significant decrease in such Prepaid Blocks, a change in the rate at which our members utilize their Prepaid Blocks or otherwise make demand forecasting more difficult. Such changes could negatively impact our cash flows from operations, unexpectedly accelerate our liquidity needs and require us to seek alternate sources of capital, including debt financings, which may not be available or on acceptable terms.
In addition, our customers may consider private air travel through our products and services to be a luxury item, especially when compared to other modes of transportation, such as commercial air travel. As a result, any general downturn in economic, business and financial conditions which has an adverse effect on our customers’ spending habits could decrease their demand for travel and, to the extent they travel, to increase their use of commercial air carriers or other means considered to be more economical than our products and services. In cases where sufficient hours of private flight are needed, many of the companies and high-net-worth individuals to whom we provide products and services have the financial ability to purchase their own jets or operate their own corporate flight department should they elect to do so, which may reduce demand for our products and services.

The private aviation industry is subject to competition.
Many of the markets in which we operate are competitive as a result of the expansion of existing private aircraft operators, expanding private aircraft ownership and alternatives such as luxury commercial airline service. We compete against a number of private aviation operators with different business models, and local and regional private charter operators. Factors that affect competition in our industry include price, reliability, safety, regulations, professional reputation, aircraft and pilot availability, equipment and quality, consistency and ease of service, willingness and ability to serve specific airports or regions and investment requirements. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. The materialization of any of these risks could adversely affect our business, cash flow, financial condition and results of operations.
The outbreak and spread of infectious diseases or public health threats, including COVID-19, may adversely impact our business, operating results, cash flow, financial condition and liquidity.
An outbreak of an infectious disease or similar public health threat, including COVID-19, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could adversely impact our business, financial condition and operating results. For example, the COVID-19 outbreak, along with the measures governments and private organizations worldwide implemented in an attempt to contain the spread of this pandemic, resulted in an overall decline in demand for air travel, which decline was severe in late spring and early summer of 2020. The initiatives and measures put in place to limit the spread of COVID-19 increased costs to our business due to enhanced safety, cleanliness and health protocols and guidelines introduced in response to the outbreak of COVID-19. In addition, an outbreak of an infectious disease or other public health threat may reduce or permanently alter the demand for certain types of travel that have historically been a material driver of flight revenue, including business, event and international travel. Such outbreaks and public health threats may also negatively impact our ability to hold in-person events or otherwise conduct marketing and sales activities as we have in the past, which could adversely impact our ability to retain members and customers or limit our ability to attract new members and customers. Outbreaks of infectious diseases or other public health threats may also disrupt our operations and accentuate other risks to our business, such as the availability of qualified flight personnel ― see “The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business.” ― and reliance on our third-party service providers ― see “If we face problems with any of our third-party service providers, our operations could be adversely affected.” Such an outbreak could result in significant downtime of our aircraft or limit the availability of our pilots and maintenance personnel, and result in material and adverse effects on our business, operating results, financial condition and liquidity. The severity, magnitude and duration, or the lack of clarity of those factors, may cause us to alter our strategic plans at considerable expense or result in a failure to realize the intended benefits of our operational efficiency measures on the anticipated timeline or at all.
Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.
For example, in response to the COVID-19 pandemic, federal, state and local government authorities implemented directives, orders and regulations intended to mitigate the spread of COVID-19, and in response, we modified our practices, policies and procedures, as appropriate. Similar governmental responses in the future, such as requirements for disease testing, vaccinations, waiting periods or the requirement to utilize personal protective equipment, may directly impact demand for air travel or our ability to deliver our products and services in a manner that is attractive to members and customers. In addition, an outbreak of an infectious disease or other public health threat or related governmental or self-imposed restrictions may have a material and adverse impact on other aspects of our business, including enhanced risk of delays or defaults in payments by customers, delays and difficulties in completing maintenance work on certain aircraft and delays or shortages in our supply chain.
While global COVID-19 levels are lower as of March 2023 versus peak levels in prior years and the severity of restrictions imposed, and norms adopted, in response to the COVID-19 pandemic has lessened, we are currently unable to predict with certainty the full extent of the ongoing impact of COVID-19 on our future operational and financial performance. The impact of COVID-19 on Wheels Up will depend on future developments, many of which are outside our control, including the severity, magnitude, duration and spread of COVID-19, including any recurrence of the pandemic, and related travel advisories, restrictions and future government action, all of which are highly uncertain and cannot be predicted. We are also unable to fully predict whether a recurrence of the COVID-19 pandemic will further change business practices and consumer behavior, such as long-term reduction in travel or a general reluctance to travel by consumers, which could materially impact our business, results of operations, cash flows, financial condition and liquidity.
We are subject to certain restrictions on our business as a result of our participation in governmental programs under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
Wheels Up applied for government assistance under the Payroll Support Program (“PSP”) maintained and administered by U.S. Department of the Treasury (the “Treasury”) as directed by the CARES Act and was awarded a total of $76.4 million to support ongoing operations, all of which has been received. In addition, each of Mountain Aviation and Alante Air separately applied for assistance under the PSP, and were awarded an aggregate of $7.3 million and $0.6 million, respectively, all of which was received prior to our acquisition of such businesses in January 2021 and February 2022, respectively. None of Wheels Up, Mountain Aviation or Alante Air were required to issue equity or other form of security to the Treasury in connection with such awards.
In addition, Mountain Aviation received a loan (the “Mountain PPP Loan”) in excess of $2.0 million in April 2020 under the Payroll Protection Program (“PPP”) administered pursuant to the CARES Act. Alante Air also received loans under the PPP in April 2020 and January 2021 (collectively with the Mountain PPP Loan, the “PPP Loans”), which totaled approximately $0.7 million. The PPP Loans were forgiven in-full by the U.S. Small Business Administration (“SBA”) before or during the fiscal year ended December 31, 2022.
Given participation by us and certain of our subsidiaries in governmental programs under the CARES Act, we may be subject to an audit by the Treasury and SBA. We believe that we satisfied the eligibility criteria for participation in such programs under the CARES Act. Certain certifications required to obtain such governmental support did not at the time contain any objective criteria and continue to be subject to interpretation. If, despite our good-faith belief that we and certain of our subsidiaries satisfied all eligibility requirements for governmental support under the CARES Act, the Company or its subsidiaries are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the acceptance of such funds or it is otherwise determined that any of the Company or its subsidiaries was ineligible to receive such governmental support, we could be subject to civil, criminal and administrative penalties or adverse publicity. Any such events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations and financial condition.
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
The CCA also contemplates that we will provide certain in-kind benefits to Delta, measured on an annual basis. Examples of such in-kind benefits include our members’ purchasing Delta products and services above a certain level and access for certain Delta customers to “Wheels Down” marketing activities, events and member experiences. We use reasonable best efforts to mutually agree upon the minimum amounts of in-kind benefits that we are required to provide. Such minimum levels are established by considering the impact of the COVID-19 pandemic on travel demand and in-person gatherings and the pace of industry recovery for years 2022 or later. If we are not able to provide the minimum amounts of in-kind benefits to Delta, subject to any cure rights that we may agree with Delta, Delta will have the right to terminate the CCA and the other commercial agreements, which would have a material adverse effect on our business, results of operations and cash flows.

The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel, particularly our founder and Chief Executive Officer, Kenny Dichter. We compete against commercial and private aviation operators, including the major U.S. airlines, for pilots, mechanics and other skilled labor, and some of the airlines or private aviation operators may offer wage and benefit packages which exceed ours. As we grow our fleet and/or experience fluctuations in pilot hiring or availability, including due to more pilots approaching retirement age or requiring pilots rated on different types of aircraft, we may be adversely affected by a pilot shortage. See “― Pilot attrition may negatively affect our operations and financial condition.” In addition, we may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
The supply of pilots to the airline and private aviation industries is limited and may negatively affect our operations and financial condition. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations and financial condition.
Our pilots are subject to stringent pilot qualification and crew member flight training standards (“FAA Qualification Standards”), which among other things require minimum flight time for pilots, mandate strict rules to minimize pilot fatigue and require periodic recertification. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. A shortage of pilots would require us to further increase our labor costs, which would result in an increase in our operating expenses and negative impacts to Adjusted Contribution Margin. Such requirements also impact pilot scheduling, work hours and the number of pilots required to be employed for our operations.
In addition, our operations and financial condition may be negatively impacted if we are unable to train pilots in a timely manner. Due to an industry-wide shortage of qualified pilots, driven by the flight hours requirements under the FAA Qualification Standards, including any special requirements related to certain types of aircraft, and attrition resulting from the hiring needs of other industry participants, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors and related training equipment. Although we have taken measures to secure additional pilot training resources and flight simulator availability, the training of our pilots may not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.
Due to the flexibility on the types of aircraft and routes we offer, we may not have access to a qualified pilot at the departure location. We rely on commercial airlines to fly our pilots to the departure location. Any disruption to such commercial airline activity may cause us to delay or cancel a flight and could adversely affect our reputation, business, results of operation and financial condition. See “― Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations and financial condition.”
Pilot attrition may negatively affect our operations and financial condition.
In recent years, we have experienced significant volatility in our attrition, including volatility resulting from pilot wage and bonus increases at other industry participants, the growth of cargo, low-cost and ultra-low-cost airlines, and more pilots reaching retirement age. In prior periods, these factors, at times, caused our pilot attrition rates to be higher than our ability to hire and retain replacement pilots. If our attrition rates are higher than our ability to hire and retain replacement pilots, our operations and financial results could be materially and adversely affected.

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
We may never realize the full value of our intangible assets, including goodwill or our long-lived assets, causing us to record impairments that may materially adversely affect our financial conditions and results of operations.
In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets, including goodwill for impairment on an annual basis, or more frequently where there is an indication of impairment. We are also required to test certain of our other assets for impairment where there is any indication that an asset may be impaired, such as our market capitalization being less than the book value of our equity.
In addition, we may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible assets, such as aircraft, intangible assets, including goodwill, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties.
We identified a triggering event for the legacy Wheels Up reporting unit (excluding Air Partner) (“WUP Legacy”) that occurred in the fiscal quarter ended September 30, 2022, and, accordingly, we performed an interim quantitative impairment assessment. The interim quantitative assessment was performed as of September 30, 2022, using the income approach. As a result of this assessment, a non-cash goodwill impairment charge of $62.0 million was recorded to WUP Legacy for the third quarter ended September 30, 2022. During the fourth quarter ended December 31, 2022, we identified a triggering event for WUP Legacy, and, accordingly, we performed an interim quantitative impairment assessment. The interim quantitative assessment was performed as of December 31, 2022, using the income approach. As a result of this assessment, a non-cash goodwill impairment charge of $118.0 million was recorded to WUP Legacy during the fourth quarter ended December 31, 2022. See Note 2, Summary of Significant Accounting Policies and Note 7, Goodwill and Intangible Assets in the of the Notes to Consolidated Financial Statements included herein for additional information.
Quantitative impairment assessments are sensitive to key assumptions, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our assessments are not realized, or such assumptions change due to a change in business or market conditions impacting our forecasts, rises in interest rates that impact our estimate of weighted average cost of capital, or if the trading price of our Class A common stock declines significantly from historical levels, it is possible that an additional impairment charge for tangible or intangible assets, including goodwill, may need to be recorded in the future, including as result of the effects of factors outside our control on our flight schedules and business.
The value of our aircraft could also be impacted in future periods by changes in supply and demand for these aircraft, including as a result of the grounding of aircraft, which could adversely impact our business, operating results, cash flows, financial condition and liquidity, and cause adverse impacts to us under the agreements governing our indebtedness obligations. See also “― The residual value of our owned aircraft may be less than estimated in our depreciation policies.”
An impairment loss related to our tangible or intangible assets, including goodwill, could have a material adverse effect on our financial condition and operating results. In addition, an impairment loss that is based on, among others, changes in business or market conditions impacting our forecasts, the weighted average cost of capital or the market price of our Class A common stock, may adversely impact the perception of the Company held by stockholders, investors, members and customers, which may adversely impact our business, results of operations or financial condition, and the market price and volatility of our Class A common stock and Public Warrants.
The residual value of our owned aircraft may be less than estimated in our depreciation policies.
As of December 31, 2022, we had $394.6 million of property and equipment and related assets, net of accumulated depreciation, of which $344.5 million relates to owned aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results. Similarly, any factor that may cause an impairment on any of the aircraft types we operate may result in lower appraised values for such aircraft, which could cause adverse impacts to us under the agreements governing our indebtedness obligations.
Significant reliance on Textron aircraft and spare parts poses risks to our business and prospects.
As part of our business strategy, we have historically flown Textron Aviation (“Textron”) aircraft substantially. A majority of the aircraft we currently operate are the product of that single manufacturer. We have negotiated preferred rates with Textron for line maintenance services, certain component repair services and to purchase and exchange parts. Parts and services from Textron are subject to their product and workmanship warranties. If Textron fails to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain, including due to ongoing impacts from the COVID-19 pandemic and the global economic slowdown, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft and parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our program participants. Although we could choose to operate aircraft of other manufacturers or increase our reliance on third-party operators, such a change would involve substantial expense to us and could disrupt our business activities.
Significant reliance on Pratt and Whitney and Rolls Royce aircraft engines poses risks to our owned and leased aircraft.
As part of our business strategy, we have historically relied on Pratt & Whitney and Rolls Royce aircraft engines to power our owned and leased aircraft. We have also entered into Program Agreements covering certain of our aircraft related to engine maintenance and overhauls for certain aircraft in our fleet. If either Pratt & Whitney or Rolls Royce fail to adequately fulfill their obligations towards us or experience interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain, we may experience a significant delay in the delivery of or fail to receive previously ordered aircraft engines and parts, which would adversely affect our revenue and profitability and could jeopardize our ability to meet the demands of our program participants. In addition, if we fail to meet our obligations or are otherwise in default under the Program Agreements, our access to aircraft engines and parts may become limited and we may experience adverse consequences under the agreements governing our indebtedness, each of which could adversely impact our business, operations, cash flow, financial condition and liquidity.
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
Our fleet requires regular maintenance work, which may cause operational disruption. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to, and impose significant costs on, us. Furthermore, our operations in remote locations, where delivery of components and parts or transportation of maintenance personnel could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft. We often rely on commercial airlines to deliver such components and parts or transport maintenance personnel. Any such delays may pose a risk to our business, financial condition and results of operations. See “― Aviation businesses are often affected by factors beyond their control including: air traffic congestion at airports; airport slot restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations and financial condition.” Moreover, as our aircraft base increases and our fleet ages, our maintenance costs could potentially increase and we may be unable to manage the composition of our fleet in a manner that reduces costs due to the availability and prices for replacement aircraft and parts.
Our transition to in-house maintenance, repair and overhaul activities could prove unsuccessful or impact key relationships.
We acquired MRO facilities as part of past acquisitions, and our business strategy contemplates that certain of the MRO activities for which we have historically relied on third-parties to perform would instead be handled at our facilities. We may be unsuccessful in such efforts or unable to expand such services commensurate with our growth, which could have an adverse effect on our future business and results of operations.
The successful execution of our MRO strategy could adversely affect our relationships with vendors historically providing MRO services to us, from whom we expect to continue to require maintenance and other services. In addition, performing such services in-house would internalize the risks and potential liability for the performance of such services. If maintenance is not performed properly this may lead to significant damage to aircraft, loss of life, negative publicity and legal claims against us, each of which could have an adverse impact on our business, results of operations, cash flows, financial condition and liquidity.
Significant increases in fuel costs that we are unable to pass along to our members and customers could have a material adverse effect on our business, financial condition and results of operations.
Fuel is essential to the operation of our aircraft and to our ability to carry out our transport services. Fuel costs are a key component of our operating expenses. A significant increase in fuel costs may impact flight activity by our members and customers, and otherwise negatively impact our revenue, operating expenses and results of operations, including Adjusted Contribution Margin. Pursuant to our membership agreements, we are able to add a limited fuel surcharge to our guaranteed capped rates with specified prior notice, and to our members and customers without capped rate pricing directly by adjusting our pricing when needed. In 2022, we introduced a fuel surcharge for our customers that is applied when the cost of cost of Jet A fuel, as published by the Argus U.S. Jet Fuel IndexTM, is more than $2.00 per gallon and is calculated based on estimated billable flight time. Given our contractual ability to pass on increased fuel costs, in whole or in part, to certain of our customers and mitigate the risk with others, we do not maintain hedging arrangements for the price of fuel. However, increased fuel surcharges may adversely affect our member retention, customer flight activity and revenue if a prolonged period of high fuel costs occurs. In addition, potential increased environmental regulations that might require new fuel sources (e.g., sustainable aviation fuel) could lead to increased costs. To the extent there is a significant increase in fuel costs that affects the amount our customers choose to fly with us, it may have a material adverse effect on our business, financial condition and results of operations.
If we face problems with any of our third-party service providers, our operations could be adversely affected.
Our reliance upon others to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements, including Program Agreements, with OEMs and third-party contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities and IT services, and expect to enter into additional similar agreements in the future. In particular, we rely on OEMs, Textron, Hartzell Propeller Inc. and third-party providers for procurement of replacement parts or to provide component exchange or repair services for our fleet. We also rely on Pratt and Whitney and Rolls Royce to provide engine maintenance for their respective engine products. Our agreements with such OEMs, and other service providers, are subject to termination after notice. If our third-party service providers terminate their contracts with us, including Program Agreements, or do not provide timely or consistently high-quality service, we may not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our operations could be materially and adversely affected by the failure or inability of OEMs to provide sufficient parts or related maintenance and support services to us in a timely manner.
Some of our business is dependent on our third-party operators to provide flights for our customers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
While we operate a significant portion of the flights for our customers, the transition to increased utilization of third-party operators is a key element of our go-forward, “asset right” fleet strategy. For the year ended December 31, 2022, approximately 25% of our revenue generating flights were fulfilled by third-party aircraft operators on our behalf, a substantial majority of which were with our ten most frequently used partners. We face the risk that any of our third-party operators may not fulfill their contracts and deliver their services on a timely basis, or at all. The ability of our third-party operators to effectively satisfy our requirements could also be impacted by any such third-party operators’ financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, pandemic or other events. In addition, due to aircraft supply constraints across the industry, we may be required to pay more for capacity with our third-party operators to service customer or member flights. The failure of any third-party operators to perform to our expectations could result in delayed or cancelled flights or service credits, and harm the applicable portion of our business and customer relationships. Our reliance on third-party operators and our inability to fully control any operational difficulties or increased costs with our third-party operators could have a material adverse effect on the portion of our business where we use third-party operators, financial condition and results of operations.
In addition, due to our reliance on third-parties to supplement our capabilities, we are subject to the risk of disruptions to their operations, which has in the past and may in the future result from many of the same risk factors disclosed in this Part I, Item 1A. ― “Risk Factors” section, such as the impact of adverse economic conditions and the inability of third-parties to hire or retain skilled personnel, including pilots and maintenance personnel. Several of these third-party operators provide significant capacity that we would be unable to replace in a short period of time should that operator fail to perform its obligations to us. Disruptions to capital markets, shortages of skilled personnel and adverse economic conditions in general, have subjected certain of these third-party operators to significant financial and operational pressures, which have in the past and could result in future temporary or permanent cessation of their operations.
Union strikes or staff shortages among airport workers or certain pilots of third-party aircraft operators may result in disruptions of our operations and thus could have a material adverse effect on some of our business, results of operations and financial condition. Any significant disruption to our operations as a result of problems with any of our third-party aircraft operators would have an adverse effect on our business, results of operations and financial condition.

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
In addition, in the event potential competitors establish cooperative or strategic relationships with third-party aircraft operators in the markets we serve, offer to pay third-party aircraft operators more attractive rates or guarantee a higher volume of flights than we have historically offered, we may not have access to the necessary number of aircraft to achieve our planned growth. If our third-party aircraft operators are unable or unwilling to support our growth, or we are unable to add new operators, some of our business and results of operations could be adversely affected. As the private aviation market grows, we expect competition for third-party aircraft operators to increase. Further, we expect that as competition in the private aviation market grows, the use of exclusive contractual arrangements with third-party aircraft operators, sometimes requiring volume guarantees and prepayments or deposits, may increase. This may require us to purchase or lease additional aircraft that may not be available or require us to incur significant capital or operating expenditures, in each case which may adversely impact our business, results of operations and financial condition..
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
Since January 1, 2021, we have maintained employee health insurance coverage on a self-insured basis. We do maintain stop loss coverage which sets a limit on our liability for both individual and aggregate claim costs. Prior to January 1, 2021, we maintained such coverage on a fully insured basis. We record a liability for our estimated cost of claims incurred and unpaid as of each balance sheet date. Our estimated liability is recorded on an undiscounted basis and includes a number of significant assumptions and factors, including historical trends, expected costs per claim, actuarial assumptions and current economic conditions. Our history of claims activity for all lines of coverage has been and will be closely monitored, and liabilities will be adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of loss. In addition, we have rapidly hired employees to match the growth of our business, which may cause reevaluation of our estimated liabilities and losses. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, and therefore we may be required to record additional expenses. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted.
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
We protect our intellectual property through a combination of trademark, copyright, and trade secret laws, contracts and policies. Our efforts may not be sufficient or effective. For example, we do not have any issued patents and have not registered any of our copyrights. Moreover, we have registered our trademarks and domain names that we currently use in certain countries, but we may not be able to register them in other territories in which we may operate now or in the future or the cost of registering may significantly increase. Further, we may be unable to prevent competitors from acquiring trademarks or domain names that are similar to or diminish the value of our intellectual property. In addition, it may be possible for other parties to copy or reverse engineer our applications or other technology offerings. Moreover, our proprietary algorithms, data analytics engines, or other software or trade secrets, including UP FMS, may be compromised by third-parties or our employees, which could cause us to lose any competitive advantage we may have from them.

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
In order to operate our business, achieve our goals, and remain competitive, we continuously seek to identify and devise, invest in, implement and pursue technology, business and other important initiatives, such as those relating to aircraft fleet structuring, UP FMS, business processes, information technology, initiatives seeking to ensure high quality service experience and others.
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
Our platform’s continuing and uninterrupted performance is critical to our success. That platform is dependent on the performance and reliability of Internet, mobile and other infrastructure services that are not under our control. For example, we currently host our platform, including our mobile and web-based applications and the UP FMS, and support our operations using a third-party provider of cloud infrastructure services. While we have engaged reputable vendors to provide these products or services, we do not have control over the operations of the facilities or systems used by our third-party providers. These facilities and systems may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, pandemics and similar events or acts of misconduct. In addition, any changes in one of our third-party service provider’s service levels may adversely affect our ability to meet the requirements of our customers or needs of our employees. While we believe we have implemented reasonable backup and disaster recovery plans, we have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints or external factors beyond our control. Sustained or repeated system failures would reduce the attractiveness of our offerings and could disrupt our customers’, suppliers’, third-party vendors’ and aircraft providers’ businesses. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our products and service offerings. Any negative publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand, may adversely affect the usage of our offerings, and could harm our business, financial condition and results of operation.
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
We rely upon certain third-party software and integrations with certain third-party applications to provide our platform and products and service offerings. As our offerings expand and evolve, we may use additional third-party software or have an increasing number of integrations with other third-party applications, software, products and services. Third-party applications, software, products and services are constantly evolving, and we may not be able to maintain or modify our platform, including our mobile and web-based applications and UP FMS, to ensure its compatibility with third-party offerings following development changes. Moreover, some of our competitors or technology partners may take actions which disrupt the interoperability of our offerings with their own products or services, or exert strong business influence on our ability to, and the terms on which we, operate our platform and provide our products and service offerings to customers.
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
Because we use software to collect and store personal information, privacy concerns in the territories in which we operate could result in additional costs and liabilities to us or inhibit sales of our software offering.
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
In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, and the CCPA and other state and federal laws relating to privacy and data security. By way of example, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of certain disclosures of personal information, and allows for a new cause of action for data breaches. It includes a framework that includes potential statutory damages and private rights of action. There is some uncertainty as to how the CCPA, and similar privacy laws emerging in other states, could impact our business as it depends on how such laws will be interpreted. As we expand our operations, compliance with privacy laws may increase our operating costs.
Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the GDPR, took effect in the European Union (“EU”) on May 25, 2018. Following the withdrawal of the United Kingdom (“UK”) from the EU, the UK continues to generally apply GDPR in substantially equivalent form. The GDPR increased covered businesses’ data privacy and security obligations and imposed stringent data privacy and security requirements, including, for example, detailed notices about how such businesses process personal data, the implementation of security measures, mandatory security breach notification requirements, contractual data protection requirements on data processors and limitations on the retention of records of personal data processing activities.
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
Like other aviation companies, our business is affected by factors beyond our control, including air traffic congestion at airports, airport slot restrictions, air traffic control inefficiencies and staffing shortages, increased and changing security measures, changing regulatory and governmental requirements, and new or changing travel-related taxes. Factors that cause flight delays frustrate passengers and increase operating costs and decrease revenues, which in turn could adversely affect demand for our products and services and profitability. Any general reduction in flight volumes could have a material adverse effect on our business, results of operations and financial condition.

In the U.S., the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The expansion of our business into international markets involves a greater degree of interaction with the regulatory authorities of the foreign countries in which we may operate. The air traffic control system, which is operated by the FAA, in the U.S., faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. In January 2023, the FAA experienced an unexpected technical system outage that resulted in all domestic commercial air traffic being temporarily grounded for several hours, which adversely impacted airlines and private aviation industry operators during the duration of the outage. There have also been recent instances where understaffing of certain U.S. and foreign air traffic control systems have led to flight delays and cancellations, and resulted in significant costs to aviation operators. These instances are capable of repetition and may harm our business and results of operations in the future.
In addition, discussions regarding privatization of the U.S. air traffic control system are ongoing, which could adversely affect our business. Further, implementation of the Next Generation Air Transport System by the FAA could result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs.
Extreme weather, natural disasters and other adverse events could have a material adverse effect on our business, results of operations and financial condition.
Adverse weather conditions and natural disasters, such as hurricanes, winter snowstorms or earthquakes, can cause flight cancellations or significant delays. We frequently fly to small or non-primary airports without a commercial airline presence, which may not maintain the level of preparedness to continue operations during such events. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than our competitors who may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Any general reduction in passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.
All climate change-related regulatory activity and developments may adversely affect our business and financial results by requiring us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets or sustainable aviation fuel, or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs and adversely affecting our Adjusted Contribution Margin.
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure, and financial results. Operational impacts, such as the delay or cancellation of flights, could result in loss of revenue, decrease the demand for our products and services, and harm our reputation. In addition, certain airports that we frequently utilize and certain of our facilities are in locations susceptible to the impacts of storm-related flooding and sea-level rise, which could result in costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
Our business is primarily focused on certain targeted geographic regions making us vulnerable to risks associated with having geographically concentrated operations.
Our customer base is primarily concentrated in certain geographic regions of the U.S., including the northeast, southeast, southwestern and western regions. As a result, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions, catastrophic events or other disruptions. Likewise, our international operations and customers are generally concentrated in certain European and Middle East countries. As we seek to expand in our existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of our business may increase.
The operation of aircraft is subject to various risks, and failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.
The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. We may experience accidents in the future. These risks could endanger the safety of our customers, our personnel, third-parties, equipment, cargo and other property (both ours and that of third-parties), as well as the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions (including potential grounding of our fleet and suspension or revocation of our operating authorities) and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with an aircraft we operate or charter, we could be held liable for resulting damages, which may involve claims from injured passengers, and survivors of deceased passengers and property owners. There can be no assurance that the amount of our insurance coverage available in the event of such losses would be adequate to cover such losses, or that we would not be forced to bear substantial losses from such events, regardless of our insurance coverage. Moreover, any aircraft accident or incident, even if fully insured, and whether involving us or other private aircraft operators, could create a public perception that we are less safe or reliable than other private aircraft operators, which could cause our customers to lose confidence in us and switch to other private aircraft operators or other means of transportation. In addition, any aircraft accident or incident, whether involving us or other private aircraft operators, could also affect the public’s view of industry safety, which may reduce the amount of trust by our customers.
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
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, such as movements to institute a “living wage,” customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and executives, agents or other third-parties. In addition, we operate in a highly visible industry that has significant exposure to social media. Negative publicity, including as a result of misconduct by our customers, vendors or employees, can spread rapidly through social media. Any change in public perception of the private aviation industry due to perceived negative impacts on the environment and climate change may have an adverse impact on the demand for our products, services and reputations, which could adversely affect our business, results of operations and financial condition. Should we not respond in a timely and appropriate manner to address negative publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results as well as require additional resources to rebuild or repair our reputation.
We could suffer losses and adverse publicity stemming from any accident involving our aircraft models operated by third-parties.

Certain aircraft models that we operate have experienced accidents while operated by third-parties. If other operators experience accidents with aircraft models that we operate, obligating us to take such aircraft out of service until the cause of the accident is determined and rectified, we may lose revenues and customers. It is also possible that the FAA or other regulatory bodies in another country could ground a model of aircraft that we fly and restrict it from flying in their airspace. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the secondary market if the model were to be considered less desirable for future service, which may adversely impact our ability to comply with certain covenants under the agreements governing our indebtedness or require us to post additional collateral to comply with such covenants. Such accidents or safety issues related to aircraft models that we operate could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Our Indebtedness and Contractual Obligations
Our obligations in connection with our contractual obligations, including long-term leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition.
We have significant long-term lease and debt financing obligations primarily relating to our aircraft fleet, and we may incur additional obligations as we expand our aircraft fleet and operations. As of December 31, 2022, we had 67 aircraft under operating leases, with an average remaining lease term of approximately 4.0 years. As of December 31, 2022, future minimum lease payments due under all long-term operating leases were approximately $152.8 million. In addition, on October 14, 2022, WUP LLC, an indirect subsidiary of the Company, issued equipment notes (collectively, the “Equipment Notes”) in an aggregate principal amount of $270.0 million (the “2022-1 Equipment Note Financing”) secured by 134 of the Company’s owned aircraft fleet and certain of our intellectual property assets of the Company and certain of its subsidiaries. The Equipment Notes require quarterly payments of interest and a specified percentage of unpaid principal amount, and have final expected distribution dates ranging from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless earlier redeemed by WUP LLC. As of December 31, 2022, $270.0 million aggregate principal amount of the Equipment Notes were outstanding, with a weighted average remaining maturity of 5.7 years.
Our ability to timely pay our contractual obligations, including our long-term lease obligations and required payments under the Equipment Notes, or perform our obligation to provide services for which we have already received deferred revenue, will depend on our results of operations, cash flow, liquidity and ability to secure additional financing, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic and political conditions, the availability and cost of financing, and other factors that may be beyond our control. If our liquidity is materially diminished, our cash flow available to fund our working capital requirements and operations, debt service obligations, capital expenditures and strategic initiatives may be materially and adversely affected, or we may not be able to realize the benefits of, or otherwise maintain, certain relationships with our business partners, members and customers. We cannot be assured that our operations will generate sufficient cash flow to make any required payments or perform our obligation to provide services for which we have already received deferred revenue, or that we will be able to obtain financing to make expenditures in pursuit of our strategic initiatives. The amount of our contractual obligations and timing of required payments could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, as described under the caption “— Delaware law and our Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable,” we are also subject to restrictions imposed by federal law on foreign ownership of U.S. airlines and oversight by the DOT in maintaining our status as a U.S. Citizen (as such term is set forth in Title 49, U.S. Code, Section 40102 and administrative interpretations thereof issued by the DOT or its predecessor or successors, or as the same may be from time to time amended). A failure to comply with or changes to these restrictions may materially adversely affect our business.
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
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air, discharges (including storm water and de-icing fluid discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. We are or may be subject to new or proposed laws and regulations that may have a direct effect (or indirect effect through our third-party specialists or airport facilities at which we operate) on our operations, including related to the environment, climate change and related reporting. Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.
Similarly, we are subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, lessees, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us.
Environmental regulation and liabilities, including new or developing laws and regulations, or our initiatives in response to pressure from our stakeholders may increase our costs of operations and adversely affect us.
In recent years, governments, customers, suppliers, employees and other of our stakeholders have increasingly focused on climate change, carbon emissions, waste generation and energy use and the public disclosure of such items. Laws and regulations that curb the use of conventional energy or require the use of renewable fuels or renewable sources of energy, such as sustainable aviation fuel or wind or solar power, could result in a decrease in the availability of hydrocarbon-based fuels for our aircraft or result in higher costs for such fuels. In addition, governments could pass laws, regulations or taxes that increase the cost of such fuels, thereby decreasing demand for our services and also increasing the costs of our operations by our third-party aircraft operators. Other laws or pressure from our stakeholders may adversely affect our business and financial results by requiring, or otherwise causing, us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets or otherwise pay for our emissions, or make disclosures about or energy usage or emissions. Such activity may also impact us indirectly by increasing our operating costs. More stringent environmental laws, regulations or enforcement policies, as well as motivation to maintain our reputation with our key stakeholders, could have a material adverse effect on our business, financial condition and results of operations.
The issuance of operating restrictions applicable to one of the aircraft types we operate could have a material adverse effect on our business, results of operations and financial condition.
Our owned and leased fleet is comprised of a limited number of aircraft types, including the Beechcraft King Air 350i turboprop, Hawker 400XP, Cessna Citation Excel/XLS, Citation X and CJ3 aircraft. The issuance of FAA or manufacturer directives restricting or prohibiting the use of any one or more of the aircraft types we operate could have a material adverse effect on our business, results of operations and financial condition. In addition, such restrictions might also permanently reduce the value of certain aircraft types in the secondary market, which may adversely impact our ability to comply with certain covenants under the agreements governing our indebtedness or require us to post additional collateral to comply with such covenants.
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
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”), which govern our Warrants. As a result of the SEC Statement, prior to the Business Combination, Aspirational reevaluated the accounting treatment of its 7,991,544 public warrants (“Public Warrants”) and 4,529,950 private warrants (“Private Warrants” and, together with the Public Warrants, the “Warrants”) and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our consolidated balance sheet as of December 31, 2022 contained in this Annual Report are derivative liabilities related to embedded features contained within the Warrants. Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.
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
We have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per Warrant if, among other things, the last reported sale price of a share of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant). If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force holders to: (1) exercise Warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so; (2) sell Warrants at the then-current market price when the holders might otherwise wish to hold Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. Except in limited circumstances, none of the Private Warrants will be redeemable by us (so long as they are held by Aspirational or its permitted transferees).
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
We identified material weaknesses in internal control over financial reporting, and determined that they resulted in our internal control over financial reporting and disclosure controls and procedures not being effective, during the year ended December 31, 2022. If we are not able to remediate these material weaknesses, or we identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
The SEC rules define a material weakness as a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented or detected on a timely basis. Wheels Up is required to annually provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) beginning with the year ended December 31, 2022. We are also required to disclose significant changes made to our internal control procedures on a quarterly basis and any material weaknesses identified by our management in our internal control over financial reporting during the course of related assessments. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting under Sarbanes-Oxley. The standards required for a public company under Sarbanes-Oxley are significantly more stringent than those previously required of Wheels Up as a privately-held company prior to the closing of the Business Combination on July 13, 2021.
In connection with the preparation of the audited financial statements to be included in this Annual Report on Form 10-K, management identified a material weakness in certain internal controls over financial reporting related to the financial statement close process. The material weakness resulted in a restatement of the Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 to recognize a non-cash goodwill impairment charge which should have been recognized during the three months ended September 30, 2022. Management determined that such material weakness resulted in the Company’s internal control over financial reporting and disclosure controls and procedures not being effective as of September 30, 2022. The Company filed a Quarterly Report on Form 10-Q/A with the SEC on March 31, 2023 to restate the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022.
In connection with an audit of Wheels Up’s consolidated financial statements for the year ended December 31, 2022, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and identified material weaknesses in our internal controls over financial reporting with respect certain deficiencies in information technology (“IT”) general controls for IT systems and applications that are relevant to the preparation of the consolidated financial statements, and the failure to maintain effective controls over the financial statement close and key business processes. These deficiencies could impact the effectiveness of IT-dependent controls, as well as the effectiveness of our controls around the periodic closing and preparation processes for our financial statements, which could result in future misstatement(s) impacting financial statement accounts and disclosures that may in-turn result in a material misstatement of our annual or interim financial statements that we would have failed to prevent or detect. As a result of these material weaknesses, our management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022. See Part II, Item 9A. — “Controls and Procedures” in this Annual Report for additional information about these material weaknesses and management’s assessment of our internal control over financial reporting and disclosure controls and procedures during the year ended December 31, 2022.
In addition, in connection with an audit of Aspirational’s financial statements for the year ended December 31, 2020 prior to the consummation of the Business Combination, Aspirational identified a defined material weakness in its internal control over financial reporting due to a lack of controls to identify and record expenses that require accrual to ensure liabilities in the financial statements are reported completely and accurately. Following the issuance of the SEC Statement, on May 4, 2021, after consultation with Aspirational’s independent registered public accounting firm, Aspirational’s management and Aspirational’s audit committee concluded that, in light of the SEC Statement, it was appropriate to restate (i) certain items on Aspirational’s previously issued audited balance sheet as of September 25, 2020, which were related to Aspirational’s initial public offering, (ii) Aspirational’s unaudited quarterly financial statements as of September 30, 2020 and for the period from July 7, 2020 (inception) through September 30, 2020 and (iii) Aspirational’s audited financial statements as of December 31, 2020 and for the period from July 7, 2020 (inception) through December 31, 2020. See “—Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.” Due solely to the events that led to the restatement of certain of Aspirational’s financial statements, Aspirational concluded that it had a material weakness in its internal controls over financial reporting. We have implemented measures to remediate the material weakness with respect to Aspirational.
Effective internal controls are necessary for us to provide reliable financial statements and prevent or detect fraud. The material weaknesses in internal control over financial reporting described above, any new deficiencies identified in the future or any deficiencies in our disclosure controls and procedures, if not timely remediated, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We are in the process of implementing a remediation plan to remediate the material weaknesses identified in fiscal year 2022, which is designed to improve our internal controls. We can provide no assurance that the measures we have taken to-date and any actions that we may take in the future will be sufficient to remediate these control deficiencies, or that such remediation measures will be effective at preventing or avoiding potential future significant deficiencies or material weaknesses in our internal controls. If we identify any new deficiencies in the future or are not able to successfully remediate the material weaknesses identified in fiscal year 2022 and related deficiencies in our disclosure controls and procedures, the accuracy and timing of our financial reporting may be adversely affected, stockholders, investors, members and customers may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock and Public Warrants could decline, we could be subject to sanctions or investigations by the SEC, NYSE or other regulatory authorities, and we may not be able to source external financing for our capital needs on acceptable terms or at all. Each of the foregoing items could adversely affect our business, results of operations, financial condition, and the market price and volatility of our Class A common stock and Warrants. In addition, we have expended, and expect to continue to expend, significant resources, including accounting-related costs and significant management oversight, in order to assess, implement, maintain, remediate and improve the effectiveness of our internal control over financial reporting and our general control environment.
In addition, as a result of the material weaknesses described above, the change in accounting for the Warrants, past restatements of Aspirational’s and our financial statements, and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the deficiencies in our internal control over financial reporting described above, the preparation of our financial statements and the restatement described above. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations, liquidity and financial condition.
The restatement of our prior quarterly financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.

In connection with the preparation of the audited financial statements to be included in this Annual Report on Form 10-K, management identified a material weakness in certain internal controls over financial reporting related to the financial statement close process. These deficiencies related to the review of complex accounting matters, which resulted in a restatement of the Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 to recognize a non-cash goodwill impairment charge which should have been recognized during the three months ended September 30, 2022. The Company filed a Quarterly Report on Form 10-Q/A with the SEC on March 31, 2023 to restate the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022.
As a result of the restatement described above, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatement could subject the Company to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC, NYSE or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our Class A common stock and Public Warrants to decline.
Certain of our stockholders will experience immediate dilution as a consequence of future issuances of Class A common stock pursuant to the 2021 LTIP, as part of the Earnout Shares, due to the cash exercise of WUP stock options and due to the exchange of any WUP profits interests for shares of Class A common stock at a level above the intrinsic value of the WUP profits interests.
As of December 31, 2022, there were 251,982,984 and 249,338,569 shares of Class A common stock issued and outstanding, respectively, which excludes the possible future issuance of any Class A common stock as Earnout Shares and in connection with the exercise of any Warrants. If stock options are cash exercised, or if due to appreciation of our Class A common stock, WUP profits interests become exchangeable for a greater amount of shares of Class A common stock, the percentage ownership held by existing stockholders in Wheels Up will be different.
In addition, our employees, non-employee directors and consultants hold and are expected to be granted equity awards under the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (“2021 LTIP”). Existing stockholders will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable, for shares of our Class A common stock.
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
•effects of the spread of infectious diseases, public health threats and pandemics on the U.S. and global economy;
•developments involving our competitors, such as material announcements;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;

•changes in our level of indebtedness and other obligations, or terms or covenants associated with our contractual obligations or indebtedness;
•changes in our credit ratings;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by stockholders of any of their shares of our Class A common stock;
•increases or decreases in reported holdings by insiders or significant stockholders;
•fluctuations in trading volume;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions, such as the effects of recessions, increases in interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
We may be subject to actions by activist stockholders or securities litigation, each of which could cause us to incur substantial costs and could divert management’s attention and resources.
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

In addition, activist stockholders may periodically attempt to affect changes, engage in proxy solicitations or advance stockholder proposals. While our Board and management team strive to maintain constructive, ongoing communications with all of our stockholders and welcome their views and opinions with the goal of working together constructively to enhance value for all stockholders, responding to actions by activist stockholders can be costly and time-consuming, may disrupt our operations, and could divert the attention and resources of management and our employees. Such activities could also interfere with our ability to execute our strategic plan. Any perceived uncertainties as to our future strategy or direction resulting from activist strategies could harm our business and adversely impact the market price and volatility of our Class A common stock.
Future resales of our Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Class A common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. The lock-up restrictions applicable to securities held by certain of our stockholders following the Business Combination expired on January 9, 2022. The sale or possibility of sale of these shares could have the effect of increasing the volatility in our Class A common stock price or the market price of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
The New York Stock Exchange (“NYSE”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
The NYSE has established certain standards for the continued listing of a security on the NYSE. There can be no assurance that we will meet these standards in the future to maintain the listing of our Class A common stock or the Warrants on the NYSE. Factors that could impact our ability to maintain the listing of our Class A common stock or the Warrants on NYSE include the status of the market for, and trading price of, our Class A common stock or the Warrants, our reported results of operations in future periods, and general economic, market and industry conditions.
If we receive a notice from the NYSE stating that our Class A common stock and/or the Warrants may be subject to delisting, we may take action to avoid such delisting. Any such actions intended to avoid delisting may not be successful and could have a material adverse effect on our business, results of operations and financial condition.
If our Class A common stock or the Warrants are delisted from the NYSE, we may seek to list on another stock exchange or quotation service. If we obtain a substitute listing for our Class A common stock or the Warrants, it will likely be on a securities exchange with less liquidity and more volatility, and stockholders may not be able to sell their Class A common stock or Warrants in the quantities, at the times, or at the prices potentially available on a more liquid trading market. As a result of these factors, the price of our Class A common stock or the Warrants is likely to decline under this scenario. If we are not able to obtain a substitute listing for our Class A common stock or the Warrants, stockholders may encounter difficulty or be unable to sell their Class A common stock or the Warrants. A delisting of our Class A common stock or the Warrants from the NYSE could also adversely affect our ability to obtain financing and/or result in a loss of confidence by our members, customers, business partners, stockholders, warrantholders or employees.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and Sarbanes-Oxley. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. Sarbanes-Oxley requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to comply and may not effectively or efficiently manage our transition into a public company.
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
Our Organizational Documents and the General Corporation Law of the State of Delaware (the “DGCL”) contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay for shares of our Class A common stock, and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, our Organizational Documents include provisions regarding:
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Aircraft Assets
As of December 31, 2022, we owned and leased certain aircraft utilized in our fleet. As part of our “floating fleet” model, our aircraft do not return to a home base. We believe this allows us to keep our aircraft positioned to most efficiently address our member flight requests, ensuring broad geographic coverage with the fleet and limiting costly repositioning flights. Our aircraft are subject to regular maintenance, inspection and certifications schedules that may result in an aircraft being located at a one of our controlled or third-party maintenance facilities from time-to-time. See “Our Aircraft Fleet” in Part I, Item 1 of this Annual Report for more information about our aircraft fleet as of December 31, 2022.
Ground Facilities
Wheels Up does not currently own any real property. We lease the land and buildings that we occupy, which primarily consist of FBOs, storage hangars, maintenance facilities and office space.
FBOs and Storage Hangars
We lease aircraft storage hangars utilized in our operations across the United States. Certain hangar leases are accompanied by ramp or ground leases. These leases are generally shorter in duration and permit access from both the air and land sides. In addition, we lease an FBO at CVG.
Maintenance Facilities
We lease maintenance facilities utilized in our operations across the United States. Our maintenance facilities primarily consist of specialized hangars with equipment and tools necessary to maintain and repair our aircraft. These leases are generally longer in duration and contain a mix of hangars and accompanying office space. Our maintenance facilities also house certain mobile maintenance equipment that we use when responding to maintenance requests on aircraft located away from such facilities.
Offices
We lease our corporate headquarters located in New York, New York. We use this facility for executive management, finance and accounting, legal, human resource management, technology, marketing, sales and other administrative functions. We also have various leases for sales offices or operational functions, primarily located within the United States. Air Partner also leases certain office space outside of the United States. Our member services team has leased office space located in the Atlanta, Georgia and Columbus, Ohio areas. We have long-term leases for our corporate office in New York, New York and our new member operations center under construction in the Atlanta, Georgia area, while most leases for our other offices have shorter durations.
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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our Class A common stock and Public Warrants have been listed on the NYSE under the symbol “UP” and “UP WS”, respectively, since July 14, 2021. Prior to the closing of the Business Combination on July 13, 2021, our Class A Common stock and Public Warrants were listed on the NYSE under the symbols “ASPL” and “ASPL WS”, respectively. We do not currently intend to list the Private Warrants on any securities exchange.
Holders
As of March 27, 2023, there were approximately 98, one and six holders of record of our Class A common stock, Public Warrants and Private Warrants, respectively. Such numbers do not include beneficial owners holding our securities through nominee names.
Dividends
We have not paid any cash dividends on our Class A common stock. We do not anticipate declaring or paying cash dividends on our Class A common stock for the foreseeable future.
Stock Performance Graph
The following graph sets forth the cumulative stockholder return (assuming reinvestment of dividends) to our stockholders from November 13, 2020, the date that Aspirational’s Class A ordinary shares were first quoted on the NYSE, through December 31, 2022, as well as the corresponding returns on the S&P 500 Index, the S&P IT Index, the S&P 500 Airlines Index, the S&P Aerospace & Defense Select Index and the S&P 500 Consumer Discretionary Index. The stock performance graph assumes that $100 was invested on November 13, 2020 and assumes reinvestment of dividends. Historical total stockholder return is not necessarily indicative of future results.

$175
$150
$125
$100
$75
$50
$25
$0
11/13/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
Wheels Up Experience Inc.
S&P 500
S&P Information Technology
S&P Aerospace & Defense
S&P Consumer Discretionary
S&P Airlines

The performance graph above shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or subject to Regulation 14A or 14C, other than as provided by this Item 5, or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our Class A common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
October 1, 2022 through October 31, 2022	—	$—
November 1, 2022 through November 30, 2022	257,830	$1.32
December 1, 2022 through December 31, 2022	—	$—
Total	257,830	$1.32
__________________
(1) Reflects shares withheld for payment of tax liability arising as a result of the vesting of restricted stock for certain officers.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons including the risks faced by us described in Item 1A. “Risk Factors” and elsewhere in this Annual Report. Please refer to our Cautionary Note Regarding Forward-Looking Statements above. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “Wheels Up,” “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries for all periods discussed.
This section generally discusses the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2022.
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

We have a diversified and evolving business model generating revenue through flights, membership fees, management of aircraft and other services. Our chief operating decision maker, Kenny Dichter, our Chief Executive Officer and Chairman of our Board of Directors, reviews our financial information presented on a consolidated basis, and accordingly, we operate under one reportable segment, which is private aviation services.
Flight revenue includes both retail and wholesale charter. Wheels Up has one of the largest and most diverse mix of available aircraft in the industry. As of December 31, 2022, we have 215 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets. As of December 31, 2022, we also have a managed fleet across all private aircraft cabin classes of approximately 120 aircraft and an extensive network of third-party operators available in our program fleet from whom we can access over 1,200 additional safety vetted and verified partner aircraft.
Members pay a fixed quoted amount for flights plus certain incidental or additional costs, if applicable. The quoted amount can be based on a contractual capped hourly rate or dynamically priced based on a number of variables at time of booking. Wholesale customers, such as charter flight brokers and third-party operators, primarily pay a fixed rate for flights. Members are also able to purchase dollar-denominated credits that can be applied to future costs incurred by members, including annual dues, flight services and other incidental costs such as catering and ground transportation (“Prepaid Blocks”). Prepaid Block sales allow us to have a certain amount of revenue visibility into future flight and travel demand, and are an important source of cash for our operations. Members who elect not to purchase a Prepaid Block “pay as they fly” by paying for their flights at the time of booking or after their flights based on then-current market rates.
Membership revenue is generated from initiation and annual renewal fees across three different annual membership tiers — Connect, Core and Business — each of which is designed to provide the varying services required across a range of existing and potential private flyers. Core membership is ideal for the more frequent individual private flyer who wants guaranteed availability and pricing, high-touch account management, capped rates and values ultimate convenience and flexibility. The Business membership is best suited for companies of any size that want a broader group of individuals in their organization to be able to book and fly, while also requiring maximum flexibility to meet their business needs. Our Business customers include companies that fully outsource their private travel solution to Wheels Up, including but not necessarily managing their privately owned aircraft, and those that use Wheels Up to serve or supplement their in-house flight desks. We have offered Core and Business memberships with guaranteed aircraft availability and fixed rate pricing since our inception. During 2019, we launched Connect, our introductory membership tier. The Connect membership offers variable rate pricing on a per trip basis and is designed for the consumer with less frequent flight needs, who has more flexibility in their schedule or does not seek capped rate pricing. All membership options provide access through the Wheels Up mobile app and website to on-demand charter flights, dynamic pricing, a variety of Shared Flights, empty-leg Hot Flights, Shuttles, and the Wheels Up Community, an online platform of members-only forums to facilitate flight sharing, enabling members to reduce their cost of flying private. In addition, customers can qualify for Delta Air Lines, Inc. (“Delta”) miles in the Delta SkyMiles Program as part of their membership.
During 2020, we added a non-membership offering to tap into a larger addressable market and expand flyer participation in our marketplace. Non-member customers now have access to a full-scale marketplace of private aircraft through the Wheels Up mobile app, available on iOS and Android, and website where they can view the real-time dynamic pricing for available aircraft classes, making it possible to instantaneously search, book and fly. These flyers are not required to purchase a membership but may pay additional transaction fees not applicable to members and do not receive membership benefits. In addition, non-member flyers do not have aircraft availability guarantees as members do and flights are priced dynamically at rates that are not capped. Our non-membership offerings are a potentially important source of new member leads and an opportunity to increase utilization of our aircraft fleet to generate incremental Flight revenue.
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

We earn other revenue from sales of whole aircraft, group charter, cargo, maintenance, repair and operations (“MRO”), ground services and fixed-base operator (“FBO”) activities. In addition, other revenue includes safety and security revenue, flight management software subscription fees from third-party operators for access to UP FMS, sponsorships and partnership fees, and special missions revenue, including government, defense, emergency and medical transport.
Recent Developments
Acquisitions & Aircraft Purchases
Aircraft Purchases
In January 2022, we entered into an agreement with Textron Financial Corporation to exercise our purchase option on 32 leased aircraft. The negotiated purchase price for all aircraft was $65.0 million, and in connection with the purchase we received a reimbursement of approximately $6.1 million for unused maintenance reserves. The sale was completed in February 2022.
Alante Air Charter, LLC Acquisition
In February 2022, we acquired Alante Air Charter, LLC (“Alante Air”), a Scottsdale, Arizona based private jet charter business. The total purchase price for Alante Air was $15.5 million, which was paid in cash. The acquisition added 12 Light jets to our controlled fleet.
Air Partner plc Acquisition
In April 2022, we acquired Air Partner plc (“Air Partner”), a United Kingdom-based international aviation services group with operations in 18 locations across four continents. The total purchase price for Air Partner was $108.2 million, which was paid in cash.
Key Business Initiatives
Tropic Ocean Investors LLC Investment and Partnership
In March 2022, we made a minority cash investment of $10.0 million in Tropic Ocean Investors LLC (“Tropic Ocean”) and entered into a multiyear commercial cooperation agreement. Tropic Ocean is the world’s largest amphibious airline and leading provider of last-mile private charter and scheduled service in Florida, the Northeastern United States (“U.S.”), the Bahamas, the Caribbean and beyond.
Fuel Surcharge and Carbon Offset Fee
On April 9, 2022, we implemented a fixed hourly fuel surcharge ranging from $295 per hour to $895 per hour across our fleet.
On May 2, 2022, we announced we would implement a new fuel surcharge framework effective June 1, 2022. The fuel surcharge is applied when the cost of Jet A fuel, as published by the Argus U.S. Jet Fuel IndexTM, is more than $2.00 per gallon and is calculated based on estimated billable flight time.
In addition, on May 2, 2022, we announced a carbon offset fee will be added to each hour of flight time effective June 1, 2022. The fee ranges from $20 per flight hour to $65 per flight hour.
Atlanta Member Operations Center
In October 2022, we announced our plan to relocate significant elements of our member operations team from Columbus, Ohio to Atlanta, Georgia, which will include construction of a 34,000 square foot Member Operations Center (the “Atlanta Member Operations Center”) and the relocation of certain employees to the Atlanta area. Establishment of the new Atlanta Member Operations Center is expected to centralize our critical functions with the goal of better serving our members and customers. The Company anticipates that the new Atlanta Member Operations Center will be completed in mid-2023.

UP Global Response
In November 2022, we announced a partnership with AirMed International, a global leader in air medical transport, to bring an array of medical-travel services to our members and their families through our new UP Global Response membership offering. UP Global Response provides the member and up to 11 additional designated individuals with access to air medical transport from nearly any location in the world should they have a covered medical event while traveling more than 150 miles from home. The membership also includes access to a 24/7 global medical services referral hotline, and a transport of mortal remains benefit, among other features. We began offering the UP Global Response membership to our current and prospective members in January 2023.
Restructuring Plan
In March 2023, we announced the adoption of a restructuring plan (the “Restructuring Plan”) as part of the Company’s previously announced focus on delivering positive Adjusted EBITDA in 2024. The Restructuring Plan is intended to streamline the Company’s organization and reduce headcount in areas of the business that do not directly impact the Company’s operations or its customers’ experience. Excluded from these actions were key operationally focused employee groups such as pilots, maintenance and operations-support personnel.
Financing Activities
2022-1 Equipment Note Financing
In October 2022, Wheels Up Partners LLC (“WUP LLC”), an indirect subsidiary of the Company, entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which WUP LLC issued $270.0 million aggregate principal amount of equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes were issued for net proceeds (before transaction-related expenses) equal to 96% of the principal amount and bear interest at the rate of 12% per annum with annual amortization of the principal amount equal to 10% per annum. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless redeemed earlier by WUP LLC. The Equipment Notes are secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries.
Business Impact of COVID-19
During the first half of 2020, in order to minimize the adverse impact of the COVID-19 pandemic on our operating costs and cash flows we took a number of temporary actions, including a voluntary employee leave of absence program, reduced work schedules, departmental hiring freezes, reduced salaries for certain executives, a cutback in capital expenditures, removing some of our aircraft from service and implementation of stringent, essential-only expense management policies. Since that time, we have reduced or eliminated the majority of these temporary actions. However, as a result of the increased rate of COVID-19 spread during a portion of the fourth quarter of 2021 and into the first quarter of 2022, flight volumes were negatively impacted, primarily due to a combination of customer cancellations, access to third-party supply and reduced crew availability resulting from COVID-19 exposure.
Moving forward, we believe the COVID-19 pandemic has led to a shift in consumer prioritization of wellness and safety, with private aviation viewed increasingly by those in the addressable market as a health-conscious decision rather than a discretionary luxury. We believe this will translate into an increase in flight demand over time.
Air Carrier Payroll Support Program
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provided the airline industry with up to (i) $25.0 billion in grants with assurances the support is to be used exclusively for employee salaries, wages and benefits, and (ii) $25.0 billion in secured loans.
Wheels Up applied to the Treasury for assistance under the Payroll Support Program (“PSP”) as established by the CARES Act. We were awarded $76.4 million to support ongoing operations, all of which has been received. In addition, each of Mountain Aviation, LLC and Alante Air separately applied for assistance under the PSP, and were awarded an aggregate of $7.3 million and $0.6 million, respectively, all of which was received prior to our acquisition of such businesses in January 2021 and February 2022, respectively.
The CARES Act support payments were conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions included continuing essential air service as directed by the U.S. Department of Transportation, a prohibition on conducting any stock repurchase or paying any dividends through September 30, 2021, certain restrictions on executive and other employee compensation through March 24, 2022 and certain ongoing reporting obligations through March 24, 2022. Based on the amount received, we were not required to provide financial protection, such as issuing a warrant, other equity interest or debt instrument, to the Treasury in conjunction with the payroll support obtained. All such conditions applicable to us ceased to apply during the year ended December 31, 2022.
The CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This provided us with approximately $3.1 million of additional liquidity prior to the deferred payment dates.
Key Factors Affecting Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Market Competition
We compete for market share in the private aviation industry, which consists of a highly fragmented group of companies providing varying types of services. The industry is customer driven and highly competitive. Our ability to retain members is a key factor in our ability to generate revenue. We are impacted by current trends in both how technology is used to book private aviation services and how new business models are expanding the types and variety of flight services offered. Options include a mix of whole aircraft ownership, fractional ownership, jet card ownership, membership models and other forms of access. We believe our business model differentiates us within the industry by striving to reduce the upfront cost of flying private while also providing more flexibility and availability compared to traditional competitive private aviation programs.
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
In addition, we are investing significant time and resources into developing sophisticated pricing and scheduling algorithms and data optimization engines to help optimize the utility and efficiency of our fleet. Our operations, data science and revenue management teams collectively use data and technology to manage our dynamic pricing and drive operational efficiencies.
Economic Conditions
The private aviation industry is volatile and affected by economic cycles and trends. On-demand flying is typically discretionary for members and customers and may be affected by negative trends in the economy. Consumer confidence, fluctuations in fuel prices, inflation, increases in interest rates, geopolitical instability, changes in governmental regulations, safety concerns and other factors all could negatively impact our business. Typically, the larger cabin classes of aircraft are more sensitive to and affected by economic cycles. While we believe we have positioned our “Asset Right” aircraft fleet to best serve our total addressable market, the foregoing factors, many of which are outside of our control, may adversely impact our ability to grow our business or provide products and services on terms attractive to our members and customers.
Pilot Availability and Attrition
In recent years, we have experienced increased competition for qualified pilots that are eligible for hire due to our more stringent pilot qualifications and flight training standards. In response, we implemented new pilot hiring and retention initiatives and rewarded pilots with certain equity compensation initiatives that were the first of their kind in the private aviation industry, which have been important factors to attract new pilots and retain experienced pilots. However, if the supply of qualified pilots is reduced or our actual pilot attrition rates are materially different than our projections, our operations and financial results could be adversely affected.
Non-GAAP Financial Measures
In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”).
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
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest income (expense), (ii) income tax expense, (iii) depreciation and amortization, (iv) equity-based compensation expense, (v) acquisition and integration related expenses, (vi) public company readiness related expenses, (vii) restructuring charges, (viii) change in fair value of warrant liability, (ix) losses on the extinguishment of debt and (x) other items not indicative of our ongoing operating performance. We include Adjusted EBITDA as a supplemental measure for assessing operating performance and for the following:
•Used in conjunction with bonus program target achievement determinations, strategic internal planning, annual budgeting, allocating resources and making operating decisions; and,
•Provides useful information for historical period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and variable amounts.

The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(555,547)	$(197,230)
Add back (deduct)
Interest expense	7,515	9,519
Interest income	(3,670)	(53)
Income tax expense	170	58
Other expense, net	1,041	—
Depreciation and amortization	65,936	54,198
Equity-based compensation expense	88,979	49,673
Public company readiness expense(1)	—	3,298
Acquisition and integration expenses(2)	21,269	8,712
Restructuring charges(3)	10,380	—
Changes in fair value of warrant liability	(9,516)	(17,951)
Loss on extinguishment of debt	—	2,379
Corporate headquarters relocation expense	—	31
Impairment of goodwill(4)	180,000	—
Other(5)	8,192	—
Adjusted EBITDA	$(185,251)	$(87,366)
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
(4)Represents non-cash impairment charges related to goodwill realized in the third and fourth quarters of the fiscal year ended December 31, 2022. See Note 2, Summary of Significant Accounting Policies and Note 7, Goodwill and Intangible Assets in the of the Notes to Consolidated Financial Statements included herein.
(5)Related to a one-time charge for certain aged receivables and inventory. The Company does not currently expect to include such items as an add back to Net loss for the purpose of calculating Adjusted EBITDA in future periods, as the Company does not currently expect that the historical one-time charge is reasonably likely to recur within the next two years.

Adjusted Contribution and Adjusted Contribution Margin
We calculate Adjusted Contribution as gross profit (loss) excluding depreciation and amortization and adjusted further for (i) equity-based compensation included in cost of revenue, (ii) acquisition and integration expense included in cost of revenue, (iii) restructuring expenses in cost of revenue and (iv) other expenses included in cost of revenue that are not indicative of our ongoing operating performance. Adjusted Contribution Margin is calculated by dividing Adjusted Contribution by total revenue. We include Adjusted Contribution and Adjusted Contribution Margin as supplemental measures for assessing operating performance and for the following:
•Used to understand our ability to achieve profitability over time through scale and leveraging costs; and,
•Provides useful information for historical period-to-period comparisons of our business and to identify trends.

The following table reconciles Adjusted Contribution to gross profit, which is the most directly comparable GAAP measure (in thousands, except percentages):

	Year Ended December 31,
	2022	2021
Revenue	$1,579,760	$1,194,259
Less: Cost of revenue	(1,540,325)	(1,117,633)
Less: Depreciation and amortization	(65,936)	(54,198)
Gross profit (loss)	$(26,501)	$22,428
Gross margin	(1.7)%	1.9%
Add back:
Depreciation and amortization	$65,936	$54,198
Equity-based compensation expense in cost of revenue	14,456	4,541
Acquisition and integration expense in cost of revenue	3,060	1,010
Restructuring expense in cost of revenue	34	—
Other(1)	961	—
Adjusted Contribution	$57,946	$82,177
Adjusted Contribution Margin	3.7%	6.9%
___________________
(1) Related to a one-time charge for certain aged inventory. The Company does not currently expect to include such items as an add back to Gross profit (loss) for the purpose of calculating Adjusted Contribution Margin in future periods, as the Company does not currently expect that the historical one-time charge is reasonably likely to recur within the next two years.

Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	As of December 31,
	2022	2021	% Change
Active Members	12,661	12,040	5%

	Year Ended December 31,
	2022	2021	% Change
Active Users(1)	13,846	12,543	10%

Live Flight Legs	79,664	73,522	8%

Flight Revenue per flight leg	13,470	11,884	13%
__________________
(1) Active Users presented for annual periods are Active Users for the fourth quarter of the year presented.

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
Active Users
We define Active Users as Active Members as of the reporting date plus unique non-member consumers who completed a revenue generating flight at least once in a given period and excluding wholesale flight activity. While a unique consumer can complete multiple revenue generating flights on our platform in a given period, that unique user is counted as only one Active User. We use Active Users to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the market in which we operate and our growth in revenue.
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
Membership revenue is comprised of a one-time initiation fee paid at the commencement of a membership and recurring annual dues. In the first year of membership, a portion of the initiation fee is applied to annual dues. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the customer relationship period, which is currently estimated to be three years as of December 31, 2022. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues are deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles Program as part of their membership, then a portion of the membership fee is allocated at contract inception.
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
Other revenue primarily consists of (i) sales of whole aircraft, (ii) group charter revenue, (iii) cargo revenue, and (iv) MRO and FBO revenues. In addition, other revenue includes safety and security revenue, flight management software subscription fees from third-party operators for access to UP FMS, fees from third-party sponsorships and partnership fees, and special missions revenue, including government, defense, emergency and medical transport.
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
Technology and Development
Technology and development expense primarily consists of compensation expenses for engineering, product development and design employees, including equity-based compensation, expenses associated with ongoing improvements to, and maintenance of, our platform offerings and other technology, which are not eligible for capitalization. Technology and development expense also includes software expenses and technology consulting fees.
Sales and Marketing
Sales and marketing expense primarily consists of compensation expenses in support of sales and marketing such as commissions, salaries, equity-based compensation and related benefits. Sales and marketing expense also includes expenses associated with advertising, promotions of our services, member experience, account management and brand-building.
General and Administrative
General and administrative expense primarily consists of compensation expenses, including allocable portions of equity-based compensation and related benefits for our executive, finance, human resources and legal teams, and other personnel performing administrative functions. General and administrative expense also includes corporate office rent expense, third-party professional fees, acquisition and integration related expenses, public company readiness expenses and any other cost or expense incurred not deemed to be related to the cost of revenue, sales and marketing expense or technology and development expense.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation of capitalized aircraft as well as amortization of capitalized software development costs and acquired finite-lived intangible assets. We allocate overhead such as facility costs and telecommunications charges, based on department headcount, as we believe this to be the most accurate measure. As a result, a portion of general overhead expenses are reflected in each operating expense category.
Gain on Sale of Aircraft Held for Sale
Gain on sale of aircraft held for sale consists of the gain on aircraft previously held as property and equipment and subsequently elected to actively market for sale or aircraft purchased where our intent to sell and not to hold the asset long-term.
Impairment of Goodwill
Impairment of goodwill consists of any write off of goodwill during the period. Impairment is recorded when the carrying value of a reporting unit exceeds its fair value as of the impairment assessment date. See Note 2, Summary of Significant Accounting Policies in the of the Notes to Consolidated Financial Statements included herein.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability consists of unrealized gain (loss) on warrants assumed as part of the business combination consummated on July 13, 2021 between Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”) and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination’), including 7,991,544 public warrants (“Public Warrants”) and 4,529,950 private warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”).
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of the write off of unamortized debt discounts and deferred financing costs associated with the early repayment of credit facilities and promissory notes.
Interest Income
Interest income primarily consists of interest earned on cash equivalents in money market funds, U.S. treasury bills and time deposits.
Interest Expense
Interest expense primarily consists of the interest paid or payable and the amortization of debt discounts and deferred financing costs on our credit facilities, promissory notes and other debt obligations.
Income Tax Expense
Income tax expense consists of income taxes recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial reporting and tax bases of existing assets and liabilities. These differences are measured using the enacted tax rates that are expected to be in effect when these differences are anticipated to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized.

Results of Our Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
The following table sets forth our results of operations for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Year Ended December 31,		Change in
	2022	2021	$	%
Revenue	$1,579,760	$1,194,259	$385,501	32%

Costs and expenses:
Cost of revenue	1,540,325	1,117,633	422,692	38%
Technology and development	57,240	33,579	23,661	70%
Sales and marketing	117,110	80,071	37,039	46%
General and administrative	183,531	113,331	70,200	62%
Depreciation and amortization	65,936	54,198	11,738	22%
Gain on sale of aircraft held for sale	(4,375)	(1,275)	(3,100)	243%
Impairment of goodwill	180,000	—	180,000	—%
Total costs and expenses	2,139,767	1,397,537	742,230	53%

Loss from operations	(560,007)	(203,278)	(356,729)	175%

Other income (expense):
Change in fair value of warrant liability	9,516	17,951	(8,435)	(47)%
Loss on extinguishment of debt	—	(2,379)	2,379	(100)%
Interest income	3,670	53	3,617	6825%
Interest expense	(7,515)	(9,519)	2,004	(21)%
Other expense, net	(1,041)	—	(1,041)	n/a
Total other income (expense)	4,630	6,106	(1,476)	(24)%

Loss before income taxes	(555,377)	(197,172)	(358,205)	(182)%

Income tax expense	(170)	(58)	(112)	193%

Net loss	(555,547)	(197,230)	(358,317)	182%
Less: net income (loss) attributable to non-controlling interests	(387)	(7,210)	6,823	(95)%
Net loss attributable to Wheels Up Experience Inc.	$(555,160)	$(190,020)	$(365,140)	192%

Revenue
Revenue increased by $385.5 million, or 32%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in revenue was attributable to the following changes, by revenue type (in thousands, except percentages):

	Year Ended December 31,		Change in
	2022	2021	$	%
Flight	$1,073,094	$873,724	$199,370	23%
Membership	90,132	69,592	20,540	30%
Aircraft management	242,032	225,265	16,767	7%
Other	174,502	25,678	148,824	580%
Total	$1,579,760	$1,194,259	$385,501	32%
Flight revenue growth was primarily driven by an 8% increase in Live Flight Legs, which resulted in a $73.0 million increase in flight revenue, and a 13% increase in flight revenue per Live Flight Leg, which drove $126.4 million of year-over-year improvement. The increase in Live Flight Legs was primarily attributable to an increase in the number of Active Members, as well the acquisition of Air Partner in April 2022. The increase in Flight revenue per Live Flight Leg was primarily driven by our program changes in 2022, including pricing increases and the introduction of a fuel surcharge combined with higher mix of jet and large cabin flying. Excluding the impact of acquisitions during the fiscal year ended December 31, 2022, flight revenue would have increased by 19%.
Growth in membership revenue was driven entirely by a 5% increase in Active Members combined with a higher mix of Core members in the year.
The increase in aircraft management revenue was primarily attributable to an increase in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which stem from increased flight activity, as well as inflationary cost increases.
The increase in Other revenue was primarily attributable to an $84.3 million increase in sales of whole aircraft and the acquisition of Air Partner in April 2022. Excluding the impact of acquisitions during the period, other revenue would have increased by 370%.
Costs and Expenses
Cost of Revenue
Cost of revenue increased $422.7 million, or 38%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to an increase in Live Flight Legs, increase in whole aircraft sales activity, increase in aircraft management revenue, and costs of revenue incurred by Air Partner and Alante since their respective dates of acquisition. Additionally, pilot availability, increased fuel costs, maintenance challenges and wage inflation also contributed to the increase. Excluding the impact of acquisitions during the period, cost of revenue would have increased by 32%.
Adjusted Contribution Margin decreased 320 basis points for the year ended December 31, 2022 compared to the year ended December 31, 2021, which was primarily attributable to cost pressures and supply constraints impacting us and the industry. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.
Technology and Development
Technology and development expenses increased $23.7 million, or 70%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to an increase of $13.7 million in employee compensation and allocable costs, of which $1.8 million was related to an increase in equity-

based compensation, partially offset by an increase in capitalized internal costs related to the development of internal use software of $3.8 million. Third-party consultant fees also increased $12.0 million, partially offset by a $10.6 million increase in capitalized external costs related to the development of internal use software. The increase was also driven by a $7.1 million increase in enterprise software expense as well as $3.3 million in technology and development expenses incurred by Air Partner since date of acquisition.
Sales and Marketing
Sales and marketing expenses increased $37.0 million, or 46%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to $19.1 million due to the Air Partner acquisition, an increase in headcount and related compensation and allocable costs of $11.3 million, of which $5.8 million was related to equity-based compensation, a $4.9 million increase in Events and Member Experience expense and a $4.4 million increase in sales commissions for memberships, flight revenue and whole aircraft sales.
General and Administrative
General and administrative expenses increased $70.2 million, or 62%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to a $21.7 million increase in equity-based compensation expense, $16.5 million of expenses incurred by Air Partner since date of acquisition, an $18.1 million increase in professional fees associated with acquisition, integration and consulting activities as well as a $6.8 million increase in salaries and benefits expense as a result of increased headcount, severance and wage inflation.
Depreciation and Amortization
Depreciation and amortization expenses increased $11.7 million, or 22%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to a $7.9 million increase related to amortization of software development costs, as well as $5.0 million of depreciation and amortization expenses recognized by Air Partner since the date of acquisition. The increase was partially offset by a $1.7 million decrease in amortization associated with fully amortized intangible assets.
Impairment of Goodwill
We recorded non-cash goodwill impairment charges totaling $180.0 million in the second half of the year ended December 31, 2022, following our interim quantitative goodwill impairment tests performed over WUP Legacy as of September 30, and December 31, 2022 (see Notes 2 and 7 in the Notes to Consolidated Financial Statements included herein).
Interest Income
Interest income increased $3.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was attributable to higher rates of interest earned on cash equivalents in money market funds, U.S treasury bills and time deposits.
Interest Expense
Interest expense decreased $2.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily attributable to the decreased duration of debt outstanding during fiscal 2022 as compared to fiscal 2021.
Other Expense, Net
Other expense, net was $1.0 million for the year ended December 31, 2022 with no comparable amount in the year ended December 31, 2021.

Income Tax Expense
Income tax expense increased $0.1 million the year ended December 31, 2022 compared to the year ended December 31, 2021.
Net Loss
As a result of the factors described above, net loss increased $358.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the Business Combination, and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of December 31, 2022, we had $585.9 million of cash and cash equivalents, which were primarily invested in money market funds and $34.3 million of restricted cash. We believe our cash and cash equivalents on hand, will be sufficient to meet our projected working capital and capital expenditure requirements for at least the next 12 months.
Long-Term Debt
From time to time, we obtain debt financing to, among other things, refinance or purchase aircraft or fund our strategic growth initiatives. In October 2022, WUP LLC, an indirect subsidiary of the Company, entered into a Note Purchase Agreement, pursuant to which WUP LLC issued $270.0 million aggregate principal amount of the Equipment Notes using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes were issued for net proceeds (before transaction-related expenses) equal to 96% of principal amount and bear interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless redeemed earlier by WUP LLC. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless redeemed earlier by WUP LLC.
The Equipment Notes were sold pursuant to the Note Purchase Agreement and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). The Note Purchase Agreement and the Indentures and related guarantees contain certain covenants, including a liquidity covenant that requires the Company to maintain minimum liquidity of $125 million, a covenant that limits the maximum loan to value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on, among other things: (i) certain acquisitions, mergers or disposals of its assets; (ii) making certain investments or entering into certain transactions with affiliates; (iii) prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions; and (iv) paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. WUP LLC is also obligated to cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(230,689)	$126,490
Net cash used in investing activities	$(175,242)	$(38,670)
Net cash provided by financing activities	$244,786	$374,026
Net increase (decrease) in cash, cash equivalents and restricted cash	$(166,569)	$461,846
Cash Flow from Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $230.7 million. The cash outflow from operating activities primarily consisted of our net loss, net of non-cash charges of $224.1 million and a $118.8 million increase in operating assets, which were partially offset by an $112.2 million increase in operating liabilities. The increase in operating liabilities was primarily driven by a $103.3 million increase in deferred revenue attributable to an increase in Prepaid Block purchases. During the year ended December 31, 2022, we sold $1,004.5 million of Prepaid Blocks compared to $896.7 million for the year ended December 31, 2021. The increase in Prepaid Block purchases was primarily attributable to the growth of Active Members and flight activity combined with the two program changes in 2022.
Cash Flow from Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $175.2 million. The cash outflows from investing activities were primarily attributable to $111.3 million of capital expenditures, including $27.7 million of capitalized software development costs, purchases of aircraft held for sale of $40.1 million and $75.1 million paid to acquire Alante Air and Air Partner, net of cash received, which were partially offset by $51.2 million of proceeds from sale of aircraft held for sale, net of selling costs.
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $244.8 million. Cash provided by financing activities was primarily driven by $259.2 million of net proceeds from the issuance of the Equipment Notes, partially offset by $6.7 million of debt issuance costs as well as by $7.7 million of payments for shares that were withheld to settle employee taxes due upon the vesting of restricted stock and restricted stock units.
Off-Balance Sheet Arrangements
As of December 31, 2022, we were not a party to any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or cash flows.
Contractual Obligations and Commitments
As of December 31, 2022, our principal commitments consisted of contractual cash obligations under the Equipment Notes, operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars, and ordinary course arrangements involving our obligation to provide services for which we have already received deferred revenue. For further information on the Equipment Notes, see “—Long-Term Debt” above and Note 10, Long-Term Debt of the Notes to Consolidated Financial Statements included herein. For further information about our lease obligations, see Note 12, Leases of the Notes to Consolidated Financial Statements included herein. For further information about deferred revenue, see Note 5, Revenue of the Notes to Consolidated Financial Statements included herein.

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
Revenue Recognition
We determine revenue recognition through the following steps in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers:
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
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. The carrying value of goodwill is tested for impairment on an annual basis or on an interim basis if events or changes in circumstances indicate that an impairment loss may have occurred (i.e., a triggering event). Our annual goodwill impairment testing date is October 1st. The test for impairment is performed at the reporting unit level. On April 1, 2022, we acquired Air Partner plc (“Air Partner”) and determined that Air Partner represents a new reporting unit for the purposes of assessing potential impairment of goodwill, and therefore the private aviation services operating segment was divided into two reporting units - Air Partner and the legacy Wheels Up reporting unit (“WUP Legacy”).
Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We use both qualitative and quantitative approaches when testing goodwill for impairment. Our qualitative approach evaluates various events including, but not limited to, macroeconomic conditions, changes in the business environment in which we operate, a sustained decrease in our share price and other specific facts and circumstances. If, after assessing qualitative factors, we determine that it is more-likely-than-not that the fair value of our reporting unit is greater than the carrying value, then performing a quantitative impairment assessment is unnecessary and our goodwill is not considered to be impaired. If, based on the qualitative assessment, we conclude that it is more-likely-than-not that the fair value of the reporting unit is less than the carrying value, or if we elect to bypass the qualitative assessment, we proceed with performing the quantitative impairment assessment.
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
See Note 7, Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements included herein for additional information about impairment testing for goodwill and intangible assets, including the goodwill impairment charges that we recognized during the fiscal year ended December 31, 2022.
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
Equity-Based Compensation
Prior to the Business Combination, we issued equity-based compensation awards to employees and consultants, including stock options, profits interests and restricted interests, under the WUP option plan and WUP management incentive plan. In connection with the Business Combination, we adopted and have issued equity under the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, which provides for grants of various types of awards including stock options, restricted stock units and other stock-based awards.
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
Fair value of our historical and outstanding equity-based compensation awards, including stock options, WUP profits interests, WUP restricted interests and RSU awards with market-based vesting conditions, were estimated using the Black Scholes option-pricing model and a Monte Carlo simulation model was used to determine the fair value of grants with market conditions. Both the Black-Scholes option-pricing model and the Monte Carlo simulation model requires management to include key inputs and assumptions, including the fair value of an underlying common interest in WUP or our current Class A common stock quoted market price, the expected trading volatility over the term of the award, the expected term of the award, risk-free interest rates and expected dividend yield. We evaluate the inputs and assumptions used to value our share-based awards on each grant date.
•Expected Volatility. Since Wheels Up was not actively traded on the New York Stock Exchange until July 2021, we used the average volatility of a mix of several unrelated publicly traded companies within the airline industry and certain travel technology companies, which we consider to be comparable to our business, over a period equivalent to the expected term of the awards. As our common stock accumulates more trading history, we will incorporate more of our own historical volatility and continue to use benchmark volatility with respect to periods beyond our common stock’s trading history.
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
Prior to the time that WUP consummated the Business Combination with Aspirational on July 13, 2021, in the absence of a public trading market, the grant date fair value of our WUP common interests was determined by the WUP board of directors, with input from management and the assistance of an independent third-party valuation specialist. The WUP board of directors intended for all WUP stock options granted to have an exercise price per share not less than the per share fair value of WUP common interests on the date of grant. The valuations of WUP common interests were determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Practice Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
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
•our overall financial position;
•the rights and preferences of WUP preferred interests relative to common interests;
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates, aircraft fuel and foreign currency exchange.
Interest Rates
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. We are subject to market risk associated with changes in interest rates. Changes in interest rates could lead to significant fluctuations in the fair value of the Equipment Notes or our cash equivalents, which are primarily in the form of money market funds, U.S. treasury bills and time deposits. In October 2022, WUP LLC, an indirect subsidiary of the Company, entered into a Note Purchase Agreement, pursuant to which WUP LLC issued $270.0 million aggregate principal amount of Equipment Notes. The Equipment Notes bear interest at the fixed rate of 12% per annum. As of December 31, 2022, all of the Company’s long-term debt obligations had fixed interest rates. Changes in interest rates may impact our ability to refinance the Equipment Notes or obtain additional financing on attractive terms or at all.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2022 represented 15% of our total cost of revenue and includes the recharge of fuel costs to our aircraft management customers. Based on our 2022 fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $22 million for the year ended December 31, 2022. We do not purchase or hold any derivative instruments to protect against the effects of changes in fuel but due to our dynamic pricing we do have some ability to raise our prices on flights not subject to a capped rate. In addition, our agreements allow us to potentially bill members a fuel price surcharge and we exercised our right to apply this surcharge to our hourly rate for the first time on April 9, 2022. Subsequently, on May 2, 2022, we announced a new fuel surcharge framework. Beginning on June 1, 2022, we calculated and billed the fuel surcharge based on the cost of Jet A fuel, which limits our direct exposure to volatility in Jet A fuel prices to the extent the fuel surcharge applies. See the caption “Fuel Surcharge and Carbon Offset Fee” set forth in Part II, Item 7 — “Management’s Discussion and Analysis of Operations” in this Annual Report on Form 10-K for further information regarding the details of the fuel surcharge.
Foreign Currency Exchange
We are subject to foreign currency exchange risk primarily through Air Partner’s international operations, which involve revenue and expenses denominated in foreign currencies. To manage foreign currency exchange risk, we execute international revenue and expense transactions in the same foreign currency to the extent practicable. As of December 31, 2022, we did not hold any derivative instruments to protect against the risk of foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wheels Up Experience Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Wheels Up Experience Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
The Company identified certain deficiencies in information technology (“IT”) general controls over user access, including appropriate segregation of duties, and program change management controls, which, in the aggregate, constitute a material weakness. Additionally, the Company did not maintain effective controls over the financial statement close and key business processes to achieve complete, accurate and timely financial accounting, reporting and disclosures in accordance with GAAP.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 31, 2023, which expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Air Partner plc, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 8.8 and 5.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, Air Partner plc was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Air Partner plc.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Other information
We do not express an opinion or any other form of assurance on the remediation plans or related actions described in Management’s report.

/s/ GRANT THORNTON LLP

New York, New York
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wheels Up Experience Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Wheels Up Experience Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 31, 2023, expressed an adverse opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment – WUP Legacy reporting unit
As described in Note 7 to the financial statements, management performed quantitative impairment tests over the Company’s WUP Legacy reporting unit during the year ended December 31, 2022. As a result of these tests, management recorded total goodwill impairment charges of $180 million for the year ended December 31, 2022. We identified management’s goodwill impairment assessment over the WUP Legacy reporting unit as a critical audit matter.

The principal considerations for our determination that this is a critical audit matter are the significant management estimates and assumptions required to assess the reporting unit’s fair value. Auditing these estimates and assumptions requires a high degree of auditor judgment.
Our audit procedures related to the WUP Legacy reporting unit impairment tests included the following, among others. We utilized firm specialists to assist in evaluating significant assumptions used to determine the fair value of the reporting unit, including management’s reconciliation of the carrying value of the reporting unit to its market value. We evaluated the reasonableness of the resulting implied control premium by comparing to guideline industry transactions, and we tested estimated cost synergies that a market participant would realize by comparing against historical data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.
New York, New York
March 31, 2023

WHEELS UP EXPERIENCE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$585,881	$784,574
Accounts receivable, net	112,383	79,403
Other receivables	5,524	8,061
Parts and supplies inventories, net	29,000	9,410
Aircraft inventory	24,826	—
Aircraft held for sale	8,952	18,101
Prepaid expenses	39,715	21,789
Other current assets	13,338	11,736
Total current assets	819,619	933,074
Property and equipment, net	394,559	317,836
Operating lease right-of-use assets	106,735	108,582
Goodwill	348,118	437,398
Intangible assets, net	141,765	146,959
Restricted cash	34,272	2,148
Other non-current assets	78,157	35,067
Total assets	$1,923,225	$1,981,064
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$27,006	$—
Accounts payable	43,166	43,672
Accrued expenses	148,947	107,153
Deferred revenue, current	1,075,133	933,527
Operating lease liabilities, current	29,945	31,617
Intangible liabilities, current	2,000	2,000
Other current liabilities	18,023	17,068
Total current liabilities	1,344,220	1,135,037
Long-term debt, net	226,234	—
Deferred revenue, non-current	1,742	1,957
Operating lease liabilities, non-current	82,755	83,461
Warrant liability	751	10,268
Intangible liabilities, non-current	12,083	14,083
Other non-current liabilities	3,520	30
Total liabilities	1,671,305	1,244,836
Commitments and contingencies (Note 11)
Equity:
Class A common stock, $0.0001 par value; 2,500,000,000 authorized; 251,982,984 and 245,834,569 shares issued and 249,338,569 and 245,834,569 common shares outstanding as of as of December 31, 2022 and December 31, 2021, respectively	25	25
Additional paid-in capital	1,545,508	1,450,839
Accumulated deficit	(1,275,873)	(720,713)
Accumulated other comprehensive loss	(10,053)	—
Treasury stock, at cost, 2,644,415 and 0 shares, respectively	(7,687)	—
Total Wheels Up Experience Inc. stockholders’ equity	251,920	730,151
Non-controlling interests	—	6,077
Total equity	251,920	736,228
Total liabilities and equity	$1,923,225	$1,981,064
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$1,579,760	$1,194,259	$694,981

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	1,540,325	1,117,633	634,775
Technology and development	57,240	33,579	21,010
Sales and marketing	117,110	80,071	55,124
General and administrative	183,531	113,331	64,885
Depreciation and amortization	65,936	54,198	58,529
CARES Act grant	—	—	(76,376)
Gain on sale of aircraft held for sale	(4,375)	(1,275)	—
Impairment of goodwill	180,000	—	—
Total costs and expenses	2,139,767	1,397,537	757,947

Loss from operations	(560,007)	(203,278)	(62,966)

Other income (expense):
Change in fair value of warrant liability	9,516	17,951	—
Loss on extinguishment of debt	—	(2,379)	—
Interest income	3,670	53	550
Interest expense	(7,515)	(9,519)	(22,989)
Other expense, net	(1,041)	—	—
Total other income (expense)	4,630	6,106	(22,439)

Loss before income taxes	(555,377)	(197,172)	(85,405)

Income tax expense	(170)	(58)	—

Net loss	(555,547)	(197,230)	(85,405)
Less: Net loss attributable to non-controlling interests	(387)	(7,210)	(6,764)
Net loss attributable to Wheels Up Experience Inc.	$(555,160)	$(190,020)	$(78,641)

Net loss per share of Class A common stock:
Basic	$(2.26)	$(0.93)	$(0.48)
Diluted	$(2.26)	$(0.93)	$(0.48)

Weighted-average shares of Class A common stock outstanding:
Basic	245,672,099	204,780,896	162,505,231
Diluted	245,672,099	204,780,896	162,505,231
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	(555,547)	$(197,230)	$(85,405)
Other comprehensive loss:
Foreign currency translation adjustments	(10,053)	—	—
Comprehensive loss	(565,600)	(197,230)	(85,405)
Less: Comprehensive loss attributable to non-controlling interests	(387)	(7,210)	(6,764)
Comprehensive loss attributable to Wheels Up Experience Inc.	$(565,213)	$(190,020)	$(78,641)
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Class A Common Stock					Treasury Stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2019	116,581,682	$12	$401,595	$(452,052)	$—	—	$—	$(5,809)	$(56,254)
Consideration issued for business combinations	52,794,775	5	432,139	—	—	—	—	—	432,144
Contributions	340,690	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	2,227	—	—	—	—	1,115	3,342
Change in non-controlling interests allocation	—	—	(37,483)	—	—	—	—	37,483	—
Net loss	—	—	—	(78,641)	—	—	—	(6,764)	(85,405)
Balance at December 31, 2020	169,717,147	17	798,478	(530,693)	—	—	—	26,025	293,827
Consideration issued for business combinations	3,968,900	1	30,171	—	—	—	—	—	30,172
Exercise of stock options	352,051	—	2,107	—	—	—	—	—	2,107
Exchange of profits interests	199,368	—	1,866	—	—	—	—	(1,866)	—
Equity-based compensation	—	—	32,433	—	—	—	—	17,240	49,673
Issuance of common stock in connection with Business Combination and PIPE Investment	71,597,103	7	656,297	—	—	—	—	—	656,304
Transaction costs attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(70,406)	—	—	—	—	—	(70,406)
Acquisition of warrant liabilities	—	—	(28,219)	—	—	—	—	—	(28,219)
Change in non-controlling interests allocation	—	—	28,112	—	—	—	—	(28,112)	—
Net loss	—	—	—	(190,020)	—	—	—	(7,210)	(197,230)
Balance at December 31, 2021	245,834,569	$25	$1,450,839	$(720,713)	$—	—	$—	$6,077	$736,228
Equity-based compensation	—	—	54,549	—	—	—	—	34,430	88,979
Change in non-controlling interests allocation	—	—	40,120	—	—	—	—	(40,120)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	2,644,415	(7,687)	—	(7,687)
Issuance of Class A common stock upon settlement of restricted stock units	6,148,415	—	—	—	—	—	—	—	—
Net loss	—	—	—	(555,160)	—	—	—	(387)	(555,547)
Other comprehensive loss	—	—	—	—	(10,053)	—	—	—	(10,053)
Balance at December 31, 2022	251,982,984	$25	$1,545,508	$(1,275,873)	$(10,053)	2,644,415	$(7,687)	$—	$251,920
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net loss	$(555,547)	$(197,230)	$(85,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	65,936	54,198	58,529
Amortization of deferred financing costs and debt discount	766	618	1,612
Accretion of investments	—	—	—
Equity-based compensation	88,979	49,673	3,342
Change in fair value of warrant liability	(9,516)	(17,951)	—
Provision for expected credit losses	8,129	3,264	7,119
Loss on extinguishment of debt	—	2,379	—
Gain on sale of aircraft held for sale	(4,375)	—	—
Impairment of goodwill	180,000	—	—
Other	1,575	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(23,946)	(21,923)	14,506
Other receivables	2,537	144	6,968
Parts and supplies inventories	(21,693)	(3,418)	(636)
Aircraft inventory	(29,470)	—	—
Prepaid expenses	(3,058)	(11,360)	(418)
Other non-current assets	(41,555)	(34,218)	877
Operating lease liabilities, net	(490)	(1,949)	1,094
Accounts payable	(9,702)	13,116	(13,868)
Accrued expenses	19,143	14,616	(6,080)
Deferred revenue	103,313	278,827	218,129
Other assets and liabilities	(1,715)	(2,296)	3,875
Net cash provided by (used in) operating activities	(230,689)	126,490	209,644

INVESTING ACTIVITIES:
Purchases of property and equipment	(83,559)	(15,234)	(7,109)
Acquisition of businesses, net of cash acquired	(75,093)	7,844	97,104
Purchases of aircraft held for sale	(40,105)	(31,669)	—
Proceeds from sale of aircraft held for sale, net	51,208	13,568	—
Capitalized software development costs	(27,693)	(13,179)	(8,415)
Net cash provided by (used in) investing activities	(175,242)	(38,670)	81,580

FINANCING ACTIVITIES:
Proceeds from stock option exercises	—	2,107	—
Purchase of shares for treasury	(7,687)	—	—
Proceeds from Business Combination and PIPE Investment	—	656,304	—
Transaction costs in connection with the Business Combination and PIPE Investment	—	(70,406)	—
Proceeds from long-term debt, net of discount	259,200	—	755
Repayments of long-term debt	—	(214,081)	(63,450)
Loans to employees	—	102	(93)
Payment of debt issuance costs	(6,727)	—	—
Net cash provided by (used in) financing activities	244,786	374,026	(62,788)

Effect of exchange rate changes on cash	(5,424)	—	—

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(166,569)	461,846	228,436
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	786,722	324,876	96,440
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$620,153	$786,722	$324,876
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$11,661	$21,717
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration issued for business acquisition of Delta Private Jets, LLC	$—	$—	$427,007
Non-cash consideration issued for business acquisition of Gama Aviation LLC	$—	$—	$32,638
Non-cash consideration issued for business acquisition of Mountain Aviation, LLC	$—	$30,172	$—
Assumption of warrant liability in Business Combination	$—	$28,219	$—
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
Use of Estimates
Preparing the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates due to risks and uncertainties. The most significant estimates include, but are not limited to, the useful lives and residual values of purchased aircraft, the fair value of financial assets and liabilities, acquired intangible assets, goodwill, contingent consideration and other assets and liabilities, sales and use tax, the estimated life of member relationships, the determination of the allowance for credit losses, impairment assessments, the determination of the valuation allowance for deferred tax assets and the incremental borrowing rate for leases.

Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable, deferred revenue, accounts payable and long-term debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the long-term debt is based upon current market rates.
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
The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities for which it is practicable to estimate fair value:
•Cash equivalents  — The carrying amount of money market funds approximates fair value and is classified within Level 1 because we determined the fair value through quoted market prices.
•Long-term debt — The carrying amount approximates fair value based on the interest rates currently available for debt with similar terms and remaining maturities. We utilized Level 2 inputs to determine the fair value.
•Warrant liability — Public Warrants (as defined below) are classified within Level 1 as these securities are traded on an active public market. Private Warrants (as defined below) are classified within Level 2. We utilized the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
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

Accounts and Allowance for Credit Losses
Accounts receivable, net, primarily consists of contractual amounts we expect to collect from members and customers related to membership subscriptions and flights, including amounts currently due from credit card companies. We record accounts receivable at the original invoiced amount.
We monitor exposure for losses and maintain an allowance for credit losses for any receivables that may be uncollectible. We estimate uncollectible receivables based on the receivable’s age, customer credit-worthiness, past transaction history with the customer, changes in payment terms and the condition of the general economy and the industry as a whole. When it is determined that the amounts are not recoverable, the receivable is written off against the allowance. Changes in the allowance for credit losses from December 31, 2020 to December 31, 2022 were as follows (in thousands):

Amount
Balance as of December 31, 2020	$2,339
Current period provision	3,264
Write-offs, net and other	315
Balance as of December 31, 2021	$5,918
Current period provision	8,129
Write-offs, net and other	(4,065)
Balance as of December 31, 2022	$9,982
Concentration of Credit Risk
Financial instruments that may potentially expose us to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash and receivables. We place cash and cash equivalents with multiple high credit quality financial institutions. We hold certain cash and cash equivalents associated with our non-U.S.-based operations at international financial institutions. To the extent that our international cash holdings increase or decrease in the future, our exposure to fluctuations in foreign currency exchange rates may correspondingly increase or decrease and could have a material adverse effect on our business, financial condition or results of operations. Accounts are guaranteed by the Federal Deposit Insurance Corporation up to certain limits and although deposits are held with multiple financial institutions, deposits at times may exceed the federally insured limits. We have not experienced any losses in such accounts.
Accounts receivable are spread over many members and customers. We monitor credit quality on an ongoing basis and maintain reserves for estimated credit losses.
There were no customers that accounted for 10% or more of revenue for the years ended December 31, 2022, 2021 and 2020. There were no customers that accounted for 10% or more of accounts receivable as of December 31, 2022 and 2021.
Parts and Supplies Inventories
Inventories are used in operations and are generally not for sale. Inventories are comprised of spare aircraft parts, materials and supplies, which are valued at the lower of cost or net realizable value. Cost of inventories are determined using the specific identification method. We determine, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence or other causes. As of December 31, 2022 and 2021, the reserve was not material. Storage costs and indirect administrative overhead costs related to inventories are expensed as incurred.

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
Software Development Costs
We incur costs related to developing the Wheels Up website, mobile application and other internal use software. In addition, we incur costs related to the development of our flight management software. The amounts capitalized include employees’ payroll and payroll-related costs, including equity-based compensation, directly associated with the development activities, as well as external direct costs of services used in developing the software. We amortize capitalized costs using the straight-line method over the estimated useful life, which is currently three years, beginning when the software is ready for its intended use. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred.
Leases
We determine if an arrangement is a lease at inception on an individual contract basis. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the consolidated balance sheets. Operating lease right-of-use assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized at lease commencement date based on the present value of the future minimum lease payments over the lease term. The interest rate implicit in our leases is not readily determinable to discount lease payments. As a result, for all leases, we use an incremental borrowing rate that is based on the estimated rate of interest for a collateralized borrowing of a similar asset, using a similar term as the lease payments at the commencement date.
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
We identified triggering events associated with the WUP Legacy (as defined below) reporting unit, the lowest level for which there are discretely identifiable and measurable cash flows, during the second and fourth quarters of 2022, and accordingly, we performed a long-lived asset recoverability test as of June 1 and December 31, 2022, the results of which indicated no impairment. We have not recorded any impairment of our long-lived assets in the fiscal years ended December 31, 2022, 2021 and 2020.
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
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. The carrying value of goodwill is tested for impairment on an annual basis or on an interim basis if events or changes in circumstances indicate that an impairment loss may have occurred (i.e., a triggering event). Our annual goodwill impairment testing date is October 1st. The test for goodwill is performed at the reporting unit level. Subsequent to acquisition, we determined that Air Partner represents a new reporting unit for the purposes of assessing potential impairment of goodwill, and therefore the private aviation services operating segment, our only reportable segment, was divided into two reporting units, the Air Partner reporting unit and the legacy Wheels Up reporting unit (“WUP Legacy”).
Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We use both qualitative and quantitative approaches when testing goodwill for impairment. Our qualitative approach evaluates various events including, but not limited to, macroeconomic conditions, changes in the business environment in which we operate and other specific facts and circumstances. If, after assessing qualitative factors, we determine that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying value, then performing a quantitative impairment assessment is unnecessary and the reporting unit is not considered to be impaired. However, if based on the qualitative assessment we cannot conclude that it is more-likely-than-not that the fair value of the reporting unit exceeds its carrying value, or if we elect to bypass the optional qualitative assessment approach, we proceed with performing the quantitative impairment assessment using a discounted cash flow model, or income approach, and relevant data from guideline public companies, or market approach, to quantify the amount of impairment, if any (see Note 7).
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
We recorded the Private Warrants and Public Warrants (each defined below and collectively the “Warrants”) assumed as part of the Business Combination (see Note 3 and Note 18) as liabilities.
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
We utilize registered independent third-party air carriers in the performance of a portion of our flights. We evaluate whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services we provide to members is similar regardless of which third-party air carrier is involved. Wheels Up directs third-party air carriers to provide an aircraft to a member or customer. Based on evaluation of the control model, it was determined that Wheels Up acts as the principal rather than the agent within all revenue arrangements, other than when acting as an intermediary ticketing agent for travel as part of the Commercial Cooperation Agreement (as amended, the “CCA”) with Delta Air Lines, Inc. (“Delta”) and when managed aircraft owners charter their own aircraft, as we have the authority to direct the key components of the service on behalf of the member or customer regardless of which third-party is used. Members can use Prepaid Blocks (defined below) to purchase commercial flights on Delta. Wheels Up charges the member a ticketing fee to use their funds with Delta, which is recorded on a net basis in revenue at the time of booking. Wheels Up passes along the fulfillment of the performance obligation to Delta who actually provides the flight to the member. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. Wheels Up records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft. If Wheels Up has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations.
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
Members pay a fixed quoted amount for flights. The amount can be based on a contractual capped hourly rate or dynamically priced based on market demand at time of booking. Wholesale customers primarily pay a fixed rate for flights. In addition, flight costs can be paid by members through the purchase of dollar-denominated credits that can be applied to future costs incurred by members, including flight services, annual dues, and other incidental costs such as catering and ground transportation (“Prepaid Blocks”). Prepaid Blocks are deferred and recognized as revenue when the member completes a flight segment. Prepaid Blocks also can generally be used to purchase commercial flights on Delta. Wheels Up, acting in the capacity of an agent, charges the member a ticketing fee to use their commingled funds on a flight provided by Delta, which is recorded on a net basis at the time of booking.
In addition, Wheels Up continued and expanded a customary WUPJ business practice of providing Medallion Status (“Status”) in Delta’s SkyMiles Program (“SkyMiles”) for purchases of Prepaid Blocks. A member is granted Status free of charge for use during the term of the contract and may assign the Status to any designated individual. A member can use their SkyMiles for purchases of Prepaid Blocks but they do not earn SkyMiles on Wheels Up flights. Any members that meet the designated spend thresholds for Prepaid Blocks or the designated dollar-denominated flight spend thresholds during the year receive the same Status. Additionally, we do not owe Delta any consideration for the grant of each Status provided. Status is not a material right at contract inception and does not give rise to a separate performance obligation. The provided Status is not recognized as revenue, but instead is considered a marketing incentive related to future purchases on Delta.
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
Aircraft management related revenue contains two types of performance obligations. One performance obligation is to provide management services over the contract period. Revenue earned from management services is recognized over the contractual term, on a monthly basis. The second performance obligation is the cost to operate and maintain the aircraft, which is recognized as revenue at the point in time such services are completed.
(iv) Other
Ground Services
Fixed-base operator (“FBO”) ground services are provided for aircraft customers that use our facility at Cincinnati/Northern Kentucky International Airport (“CVG”). FBO ground services are comprised of a single performance obligation for aircraft facility services such as fueling, parking, ground power and cleaning. FBO related revenue is recognized at the point in time each service is provided.
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
Flight-Related Services
As part of each flight, there is the option to request flight-related services such as catering or ground transportation for an additional charge. Flight-related services, which are passed through at either cost or a predetermined margin, were $4.6 million, $3.3 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
In addition, other revenue includes sales of whole aircraft (as described below), group charter revenue, cargo revenue, revenue sponsorships and partnership fees, safety and security revenue and special missions including government, defense, emergency and medical transport.
Aircraft Sales
We acquire aircraft from vendors and various other third-party sellers in the private aviation industry. On the acquisition date, we determine whether our intent is to sell the aircraft, generally within six to 12 months. If an aircraft is available to be used to service member or customer flights and our intent is either to sell and leaseback the aircraft or sell the aircraft to an aircraft management client, then we classify the purchase as an asset held for sale on the consolidated balance sheets, provided all of the six specified accounting criteria in ASC 360-10-45-9 are met. During the years ended December 31, 2022 and 2021, respectively, aircraft purchases of $40.1 million and $31.7 million were recorded as held for sale. Assets held for sale are reported at the lower of cost or fair value less costs to sell. The gain (loss) upon sale of such aircraft is recorded on a net basis as part of income (loss) from operations in the consolidated statements of operations. We recorded a gain on sale of $4.4 million, $1.3 million and nil for aircraft sales transactions during the years ended December 31, 2022, 2021 and 2020, respectively.
If our intent is to sell to a third-party customer and we do not intend to use the aircraft to service member or customer flights prior to the sale, we classify the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within other revenue and cost of revenue in the consolidated statements of operations. We recorded $86.8 million of other revenue for aircraft sales during the year ended December 31, 2022, and there was no revenue recorded for aircraft sales during the years ended 2021 and 2020.
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
Advertising Costs
We expense the cost of advertising and promoting our services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $10.5 million, $12.3 million and $7.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
Equity-Based Compensation
Prior to the Business Combination, we issued equity-based compensation awards to employees and consultants, including stock options, profits interests and restricted interests, under the WUP option plan and WUP management incentive plan. In connection with the Business Combination, we adopted and issued Restricted stock units (“RSUs”) and stock options under the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”). Equity-based compensation awards are measured on the date of grant based on the estimated fair value of the respective award and the resulting compensation expense is recognized over the requisite service period of the respective award. We account for forfeitures of awards as they occur.
WUP restricted interests have a performance condition that provides for accelerated vesting upon the occurrence of a change in control or an initial public offering including consummation of a transaction with a special-purpose acquisition company. For performance-based awards such as WUP restricted interests and PSUs (as defined below), the grant date fair value of the award is expensed over the vesting period when the performance condition is considered probable of being achieved.
RSUs are measured based upon the fair value of a share of our Class A common stock on the date of grant. RSUs typically vest upon a service-based requirement, and we recognize compensation expense on a straight-line basis over the requisite service period. Certain of our RSUs vest upon achievement of pre-determined performance objectives (“Performance-Based Restricted Stock Units” or “PSUs”), or certain market-based vesting conditions, and may be subject to a participant’s continued service. Compensation expense associated with PSUs is recognized based on the quantity of awards we have determined are probable of vesting and is recognized over the longer of the estimated performance goal attainment period or time vesting period. The grant date fair value of awards with market-based vesting conditions is recognized over the derived service period for the award unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement.
Earnout Shares (as defined below) potentially issuable to holders of WUP profits interests and restricted interests as part of the Business Combination (see Note 3 and Note 13) are recorded as equity-based compensation. Earnout Shares contain market conditions for vesting. Compensation expense related to an award with a market condition is recognized on a tranche-by-tranche basis (accelerated attribution method) over the requisite service period and is not reversed if the market condition is not satisfied.
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
Foreign Currency Translation Adjustments
Assets and liabilities of foreign subsidiaries, where the functional currency is not the United States (“U.S.”) dollar, have been translated at period-end exchange rates and profit and loss accounts have been translated using weighted-average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the consolidated balance sheets and the consolidated statements of other comprehensive loss as a cumulative translation adjustment.
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
Accounting Pronouncements Issued but Not Yet Effective
There are no pending ASUs that are currently expected to have a material impact on the Company's consolidated financial statements.

3.BUSINESS COMBINATION
The Business Combination was accounted for as a reverse recapitalization, where Aspirational was treated as the acquired company for financial reporting purposes. This accounting treatment is the equivalent of Wheels Up issuing stock for the net assets of Aspirational, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Accordingly, WUP is deemed the accounting predecessor of the combined business, and Wheels Up, as the parent company of the combined business, is the successor U.S. Securities and Exchange Commission (“SEC”) registrant, meaning that all historical financial information presented in the consolidated financial statements prior to the closing of the Business Combination represents the accounts of WUP.
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
Earnout Shares
Further, as part of the Business Combination, existing holders of WUP equity, including holders of profits interests and restricted interests, but excluding holders of stock options, have the right to receive up to an aggregate of 9.0 million additional shares of Class A common stock in three equal tranches, which are issuable upon the achievement of Class A common stock share price thresholds of $12.50, $15.00 and $17.50 for any 20 trading days within a period of 30 consecutive trading days within five years of the Closing Date, respectively (the “Earnout Shares”).
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

4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Aircraft	$566,338	$482,848
Software development costs	65,303	35,818
Leasehold improvements	11,930	12,584
Computer equipment	3,014	2,147
Building and improvements	1,424	1,424
Furniture and fixtures	3,208	1,960
Tooling	3,835	3,129
Vehicles	1,538	1,142
	656,590	541,052

Less: Accumulated depreciation and amortization	(262,031)	(223,216)
Total	$394,559	$317,836

Depreciation and amortization expense related to property and equipment was $43.5 million, $34.3 million and $40.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Amortization expense related to software development costs, included as part of depreciation and amortization expense of property and equipment, was $14.6 million, $6.8 million and $4.8 million for the years ended December 31, 2022, 2021 and 2020 respectively.

5.     REVENUE
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Year Ended December 31,
	2022	2021	2020
Services transferred at a point in time:
Flights, net of discounts and fees	$1,073,094	$873,724	$495,419
Aircraft management	232,248	215,368	124,881
Other	166,732	20,910	9,392

Services transferred over time:
Memberships	90,132	69,592	54,622
Aircraft management	9,784	9,897	7,848
Other	7,770	4,768	2,819
Total	$1,579,760	$1,194,259	$694,981
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
•Aircraft management — The fixed monthly fee to manage the aircraft over the contractual term plus the recovery of owner-incurred expenses and recharge costs that are based on the expenses we incur to operate and maintain the aircraft; and,
•Other  — Generally based on contractual amounts or time and materials incurred for the work performed or services rendered.
If there is a group of performance obligations bundled in a contract, the transaction price is allocated based upon the relative standalone selling prices of the promised services underlying each performance obligation.

Payment Terms
Under standard payment terms, the member or customer agrees to pay the full stated price in the contract and financing of the transaction is not provided. Revenue in the consolidated statements of operations is presented net of discounts and incentives of $12.2 million, $17.0 million and $9.5 million, for the years ended December 31, 2022, 2021 and 2020, respectively. We generally do not issue refunds for flights unless there is a failure to meet a service obligation with respect to such flight. Refunded amounts for initiation fees and annual dues are granted to some customers that no longer wish to remain members following their first flight and were $3.0 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively.
Contract Balances
Receivables from member and customer contracts are included within accounts receivable, net on the consolidated balance sheets. As of December 31, 2022 and 2021, gross receivables from members and customers were $112.2 million and $71.8 million, respectively. As of December 31, 2022 and 2021, undeposited funds, included within accounts receivable, net, were $10.1 million and $13.5 million, respectively. As of December 31, 2022 and 2021, the allowance for expected credit losses was $10.0 million and $5.9 million, respectively.
Contract liabilities represent obligations to transfer services to a member or customer for which we have already received consideration. Purchases of flights, Prepaid Blocks, initiation fees including flight credits and annual dues payments are received up front in advance of performance under the contract and initially deferred as a liability. Prepaid flights, Prepaid Blocks and flight credits are recognized as revenue and the deferred revenue liability is reduced at the point in time a flight segment is taken. The initiation fee is recognized upon acquisition of the contract on a straight-line basis over the estimated customer relationship period, which approximates three years. The initial annual dues are recognized upon acquisition of the contract on a straight-line basis for a specified length of time, usually 12 months. Any subsequent recurring contract renewals are recognized on a straight-line basis over an estimated period of 12 months from the date the contract is renewed.
The balance classified as current deferred revenue includes prepaid flights and flight credits, annual dues and initiation fees. Prepaid flights and flight credits are redeemable for flights at any time. The balance classified as non-current deferred revenue includes amounts to be recognized beyond 12 months following the balance sheet date.
Deferred revenue consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Flights - Prepaid Blocks	$1,023,985	$876,750
Memberships - annual dues	43,970	47,069
Memberships - initiation fees	3,899	4,072
Flights - credits	4,246	6,633
Other	775	960
Deferred revenue - total	$1,076,875	$935,484
Changes in deferred revenue for the year ended December 31, 2022 were as follows (in thousands):

Deferred revenue - beginning balance	$935,484
Amounts deferred during the period	1,380,894
Revenue recognized from amounts included in the deferred revenue beginning balance	(616,554)
Revenue from current period sales	(622,949)
Deferred revenue - ending balance	$1,076,875
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2022 approximates $704.8 million, $186.1 million and $186.0 million for 2023, 2024 and 2025, respectively.

Costs to Obtain Contract
Commissions are granted to certain employees and consultants separately for the initial sales of memberships, additional subsequent contract renewals, flights or when a member purchases Prepaid Blocks on their account. Commissions are also granted for the execution of aircraft management agreements, additional subsequent contract renewals and performance over the contractual term. In addition, members are eligible to receive a credit if they refer a new customer who signs up for a membership in the Wheels Up program. The cost of commissions and referral fees are capitalized as an asset on the consolidated balance sheets as these are incremental amounts directly related to attaining a contract with a member. Capitalized costs related to sales commissions and referral fees were $16.3 million, $13.2 million and $6.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, capitalized sales commissions and referral fees of $8.7 million and $8.6 million, respectively, are in prepaid expenses and other current assets and $1.3 million and $1.4 million, respectively, are in other non-current assets on the consolidated balance sheets.
Amounts capitalized for certain costs incurred to obtain a contract are periodically reviewed for impairment and amortized on a straight-line basis concurrently over the same period of benefit in which the associated contract revenue is recognized. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the consolidated statements of operations was $16.3 million, $9.1 million and $7.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
6.    ACQUISITIONS
Air Partner plc Acquisition
On April 1, 2022, we acquired all of the outstanding equity of Air Partner plc (“Air Partner”) for a total purchase price of $108.2 million in cash. Air Partner is a United Kingdom-based international aviation services group that provides us with operations in 18 locations across four continents. Acquisition-related costs for Air Partner of $2.9 million were included in general and administrative expense in the consolidated statements of operations for the twelve months ended December 31, 2022. The acquisition of Air Partner was determined to be a business combination.
As of the date of acquisition, the total preliminary purchase price allocated to the Air Partner assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

Current assets	$51,723
Property and equipment, net	2,012
Operating lease right-of-use assets	2,960
Goodwill	83,559
Intangible assets	20,921
Restricted cash	27,507
Other assets	1,671
Total assets acquired	190,353
Total liabilities assumed	(82,159)
Net assets acquired	$108,194
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
The amounts allocated to acquired intangible assets and their associated weighted-average amortization periods, which were determined based on the period the assets are expected to contribute directly or indirectly to our cash flows, consist of the following:

	Amount (In thousands)	Weighted-Average Amortization Period (Years)
Customer relationships	$16,521	5.7
Backlog	1,458	1.5
Trade name	1,931	1.9
Developed technology	1,011	5.8
Total acquired intangible assets	$20,921	5.1
The intangible asset fair value measurements are primarily based on significant inputs that are not observable in the market which represent a Level 3 measurement (see Note 9). The valuation method used for the Air Partner intangible assets was the income approach.
The results of Air Partner were included in the consolidated statement of operations from the date of acquisition. Revenue for Air Partner was $87.6 million, net of intercompany eliminations, and income from operations was $8.3 million from the date of acquisition through December 31, 2022.
Alante Air Charter, LLC Acquisition
On February 3, 2022, we acquired all of the outstanding equity of Alante Air Charter, LLC (“Alante Air”) for a total purchase price of $15.5 million in cash. Alante Air added 12 Light jets to our controlled fleet and expands our presence in the Western U.S. Acquisition-related costs for Alante Air of $0.5 million were included in general and administrative expense in the consolidated statements of operations for the twelve months ended December 31, 2022. The acquisition of Alante Air was determined to be a business combination.
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
Current assets of Alante Air included $3.0 million of cash and $1.4 million of accounts receivable, including $15.0 thousand owed from Wheels Up that was eliminated in consolidation upon acquisition.

Goodwill represents the excess of the purchase price over the fair values of the acquired net tangible assets. The allocated value of goodwill primarily relates to anticipated synergies and economies of scale by combining the use of Alante Air’s aircraft and existing business processes with our other acquisitions. The acquired goodwill is deductible for tax purposes.
The results of Alante Air were included in the consolidated statement of operations from the date of acquisition. Revenue for Alante Air was $2.8 million, net of intercompany eliminations, and loss from operations was $3.1 million from the date of acquisition through December 31, 2022.
Mountain Aviation, LLC Acquisition
On January 5, 2021, we acquired all of the outstanding equity of Mountain Aviation, LLC (“Mountain Aviation”) for a total purchase price of $40.2 million, consisting of $30.2 million in WUP common interests and $10.0 million in cash. In addition, there is a potential incremental cash earn-out of up to $15.0 million based on achieving certain financial performance metrics related to certain special missions, which represents contingent consideration, and would be payable in the second quarter of 2023 to the extent achieved. The estimated fair value of the earn-out payment using a Monte Carlo simulation model as of the acquisition date was $0. As a result, we have not recorded a liability for the fair value of contingent consideration payable on the consolidated balance sheet as of December 31, 2022. The valuation of the earn-out is based on significant inputs that are not observable in the market; therefore, it is a Level 3 financial instrument. Mountain Aviation adds to our Super-Midsize jet fleet and operations, provides full-service in-house maintenance capabilities, expands our presence in the Western U.S. and enhances our on-demand transcontinental charter flight capabilities. Acquisition-related costs for Mountain Aviation of $2.0 million were included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2022. The acquisition of Mountain Aviation was determined to be a business combination.
As of the date of acquisition, the total purchase price allocated to the Mountain Aviation assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

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
Delta Private Jets, LLC Acquisition
On January 17, 2020, we acquired all the outstanding equity of Delta Private Jets, LLC, a wholly-owned subsidiary of Delta, for a total purchase price of $427.0 million, which was paid in WUP Class E preferred interests. In connection with the acquisition, Delta Private Jets, LLC was renamed Wheels Up Private Jets LLC. We acquired WUPJ because it provides management of aircraft on behalf of third-party owners and provides full service and in-house maintenance capabilities. As part of the acquisition, we also executed an exclusive long-term commercial cooperation agreement with Delta. The CCA has an initial seven-year term and two subsequent renewal periods of three years. The Delta strategic relationship provides high value co-marketing products, features, and benefits to Wheels Up members and Delta customers. Acquisition-related costs for WUPJ of $2.8 million and $1.4 million were included in general and administrative expense in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively. The acquisition of WUPJ was determined to be a business combination.
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
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary represents the consolidated results of operations as if the 2021 acquisition of Mountain Aviation and the 2022 acquisitions of Alante Air and Air Partner had been completed as of January 1, 2020. The unaudited pro forma financial results for 2020 reflect the results for the year ended December 31, 2020. The unaudited pro forma financial results for 2021 reflect the results for the year ended December 31, 2021, as well as the effects of pro forma adjustments for the transactions in 2021. The unaudited pro forma financial results for 2022 reflect the results for the year ended December 31, 2022, as well as the effects of pro forma adjustments for the stated transactions in 2022. The unaudited pro forma financial information includes the accounting effects of the acquisitions, including adjustments to the amortization of intangible assets and professional fees associated with the transactions. The pro forma results were based on estimates and assumptions, which we believe are reasonable but remain subject to adjustment. The unaudited pro forma summary does not necessarily reflect the actual results that would have been achieved had the companies been combined during the periods presented, nor is it necessarily indicative of future consolidated results (in thousands, except per share data).

	Year Ended December 31,
	2022	2021	2020
Net revenue	$1,617,578	$1,346,140	$974,868
Net loss	$(505,538)	$(186,752)	$(89,805)
Net loss attributable to Wheels Up Experience Inc.	$(505,151)	$(180,740)	$(82,692)
Net loss per share	$(2.06)	$(0.88)	$(0.51)

7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents goodwill carrying value and the movements, by reporting unit, during the years ended December 31, 2022 and 2021 (in thousands):

	WUP Legacy	Air Partner	Total
Balance as of December 31, 2020	$400,160	$—	$400,160
Acquisition of Mountain Aviation	37,238	—	37,238
Balance as of December 31, 2021	$437,398	$—	$437,398
Acquisition of Alante Air	13,069	—	13,069
Acquisition of Air Partner	—	83,559	83,559
Impairment of goodwill	(180,000)	—	(180,000)
Foreign currency translation adjustment	—	(5,908)	(5,908)
Balance as of December 31, 2022	$270,467	$77,651	$348,118
Goodwill Impairment
During the second quarter of 2022, we determined that because of a sustained decrease in the quoted market price of our Class A common stock from the Closing Date, combined with a further decline in our operating margins, there was an indication that a triggering event occurred and the carrying value of WUP Legacy may not be recoverable. As a result, we performed an interim quantitative impairment test as of June 1, 2022. Based on the analysis, the fair value of the reporting unit exceeded its carrying value and no impairment was recorded.
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
In light of the quantitative impairment test performed as of September 30, 2022 over the WUP Legacy reporting unit, we concluded that there was no additional impairment as of October 1, 2022, the date of our annual impairment testing date.
During December 2022, we saw sustained decreases in the quoted price of our Class A common stock and revised our forecast for the WUP Legacy reporting unit. As a result of these factors, we concluded a triggering event had occurred for WUP Legacy and, accordingly, performed an interim quantitative impairment test over the reporting unit as of December 31, 2022. Using the income approach, we calculated the fair value of WUP Legacy as of December 31, 2022, based on the present value of estimated future cash flows. The significant underlying unobservable inputs used to measure the fair value included forecasted revenue growth rates and margins, weighted average cost of capital, normalized working capital level and projected long-term growth rates. As a result of this assessment, a goodwill impairment charge of $118.0 million was recorded to WUP Legacy. The decline in the fair value of the reporting unit, as compared to the quantitative impairment test performed as of October 1, 2022, was primarily due to the revised forecast for the reporting unit.

We completed our annual goodwill impairment test over the Air Partner reporting unit as of October 1, 2022. We performed a qualitative assessment and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying values as of October 1, 2022.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$23,644	$56,356
Customer relationships	91,121	24,613	66,508
Non-competition agreement	210	210	—
Trade name	16,161	8,294	7,867
Developed technology	20,556	9,332	11,224
Leasehold interest – favorable	600	80	520
Backlog	1,458	880	578
Foreign currency translation adjustment	(1,662)	(374)	(1,288)
Total	$208,444	$66,679	$141,765

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$15,644	$64,356
Customer relationships	74,600	14,443	60,157
Non-competition agreement	210	209	1
Trade name	14,230	5,493	8,737
Developed technology	19,545	6,380	13,165
Leasehold interest – favorable	600	57	543
Total	$189,185	$42,226	$146,959
Amortization expense of intangible assets was $24.4 million, $21.8 million and $19.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Intangible Liabilities
Associated with our acquisition of Delta Private Jets on January 17, 2020, we recognized intangible liabilities for the fair value of complimentary Connect Memberships provided to existing Delta SkyMiles 360 customers as of the acquisition date, as required under the CCA. The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$5,917	$14,083

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$3,917	$16,083
Amortization of intangible liabilities, which reduces amortization expense was $2.0 million for each of the years ended December 31, 2022, 2021 and 2020.
Future amortization expense of intangible assets and intangible liabilities held as of December 31, 2022 are as follows (in thousands):

Year ending December 31,	Intangible Assets	Intangible Liabilities
2023	$23,591	$2,000
2024	22,895	2,000
2025	22,482	2,000
2026	21,624	2,000
2027	17,179	2,000
Thereafter	33,994	4,083
Total	$141,765	$14,083

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash Equivalents
Cash and cash equivalents consist of the following (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$155,555	$—	$—	$155,555	$155,555
Money market funds	230,626	—	—	230,626	230,626
Treasury bills	199,700	—	—	199,700	199,700
Total	$585,881	$—	$—	$585,881	$585,881

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$376,492	$—	$—	$376,492	$376,492
Money market funds	408,082	—	—	408,082	408,082
Total	$784,574	$—	$—	$784,574	$784,574
Interest income from cash equivalents of $3.7 million, $0.1 million and $0.6 million was recorded in interest income in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.
Restricted Cash
As of December 31, 2022, restricted cash on the consolidated balance sheet includes $7.7 million held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of December 31, 2022. The standby letters of credit expire on December 31, 2033 and June 30, 2034.

The balance as of December 31, 2022 also includes $26.3 million related to funds held but unavailable for immediate use due to contractual restrictions.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows is shown below (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$585,881	$784,574
Restricted cash	34,272	2,148
Total	$620,153	$786,722
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
The support payments were conditioned on our agreement to refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. Based on the amount received, we were not required to provide financial protection to the Treasury in conjunction with the payroll support obtained.
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of December 31, 2021, the total amount of deferred payments outstanding was $3.1 million. The amounts paid as of December 31, 2022 were $2.4 million and the remaining balance of $0.7 million was recorded in other current liabilities on the consolidated balance sheet.

9.    FAIR VALUE MEASUREMENTS
Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consist of the following (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$230,626	$—	$—	$230,626
Treasury bills	199,700	—	—	199,700
Total assets	$430,326	$—	$—	$430,326

Liabilities:
Warrant liability - Public Warrants	$479	$—	$—	$479
Warrant liability - Private Warrants	—	272	—	272
Equipment Notes	—	270,000	—	270,000
Total liabilities	$479	$270,272	$—	$270,751

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$408,082	$—	$—	$408,082

Liabilities:
Warrant liability - Public Warrants	$6,553	$—	$—	$6,553
Warrant liability - Private Warrants	—	3,715	—	3,715
Total liabilities	$6,553	$3,715	$—	$10,268
The carrying amount of money market funds approximates fair value and is classified within Level 1 because we determined the fair value through quoted market prices.
Due to the relatively short period of time between the issuance of the Equipment Notes (as defined below) and the measurement date of December 31, 2022, we believe the fair value of the Equipment Notes as of December 31, 2022 approximated the carrying value (see Note 10).
The Warrants were accounted for as a liability in accordance with ASC 815-40 (see Note 19). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the consolidated statements of operations.
As of the Closing Date and as of December 31, 2022 and 2021, we valued the Warrants by applying the valuation technique of a Monte Carlo simulation model to reflect the redemption conditions. We used Level 1 inputs for the Public Warrants and Level 2 inputs for the Private Warrants. The Private Warrants are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.

The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2020	$—	$—	$—
Assumption of Warrants in Business Combination	17,981	10,238	28,219
Change in fair value of warrant liability	(11,428)	(6,523)	(17,951)
Fair value as of December 31, 2021	$6,553	$3,715	$10,268
Change in fair value of warrant liability	(6,074)	(3,443)	(9,517)
Fair value as of December 31, 2022	$479	$272	$751

10.    LONG-TERM DEBT
The follow table presents the components of long-term debt on our consolidated balance sheet at December 31, 2022 (in thousands). We did not have outstanding long-term debt obligations as of December 31, 2021.

	Weighted Average Interest Rate	December 31, 2022
2022-1 Equipment Note Financing	12.0%	$270,000
Total debt		270,000
Less: Total unamortized debt discount and debt issuance costs		16,760
Less: Current maturities of long-term debt		27,006
Long-term debt		$226,234
Maturities of our debt for the next five years are as follows (in thousands):

Maturities
2023	$27,006
2024	27,006
2025	45,767
2026	40,760
2027	35,111
Thereafter	94,350
Total	$270,000
2022-1 Equipment Note Financing
On October 14, 2022, Wheels Up Partners LLC, our indirect subsidiary (“WUP LLC”), issued $270.0 million aggregate principal of 12% fixed rate equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes were issued for net proceeds (before transaction-related expense) of $259.2 million. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029, unless redeemed earlier by WUP LLC. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of principal amount is equal to 10% per annum with balloon payments due at each maturity date. The Equipment Notes are secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries.
The Equipment Notes were sold pursuant to a Note Purchase Agreement, dated as of October 14, 2022 (the “Note Purchase Agreement”), and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). The Note Purchase Agreement and the Indentures and related guarantees contain certain covenants, including a liquidity covenant that requires the Company to maintain minimum liquidity of $125 million, a covenant that limits the maximum loan to value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on, among other things: (i) certain acquisitions, mergers or disposals of its assets; (ii) making certain investments or entering into certain transactions with affiliates; (iii) prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions; and (iv) paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. WUP LLC is also obligated to cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross-collateralized by the other aircraft for which Equipment Notes were issued under the Indentures. The maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default under the Note Purchase Agreement and each Indenture and the related guarantees. As of December 31, 2022, we were in compliance with the covenants under the Note Purchase Agreement and each Indenture and the related guarantees.
As of December 31, 2022, the carrying value of the aircraft that are subject to first-priority liens under the Equipment Notes was $328.0 million.
Interest and principal payments on the Equipment Notes are payable quarterly on each January 15, April 15, July 15 and October 15, beginning on January 15, 2023. Amortization expense for debt discounts and deferred financing costs of $0.8 million was recorded in interest expense in the consolidated statement of operations for the year ended December 31, 2022.
Prior Financing Arrangements and Promissory Notes
Amortization expense for debt discounts and deferred financing costs, which were associated with debt extinguished in prior periods, of $0.6 million and $1.6 million were recorded in interest expense in the consolidated statement of operations for the years ended December 31, 2021 and December 31, 2020, respectfully. As a result of the early repayment of credit facilities and promissory notes in prior periods, we recorded a $2.4 million loss on extinguishment of debt for the year ended December 31, 2021, related to the write off of unamortized debt discounts and deferred financing costs.

11.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments, primarily in the form of lease arrangements (see Note 12), repayment of long-term debt (see Note 10), legal proceedings and sales and use tax liability.
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

Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees, and surcharges relating to our activity. As of December 31, 2022 and December 31, 2021, respectively, we estimate the potential exposure to such tax liability to be $10.4 million and $8.5 million, the expense for which is included in accrued expenses on the consolidated balance sheets and cost of revenue in the consolidated statements of operations.

12.    LEASES
Leases primarily pertain to certain controlled aircraft, corporate headquarters and operational facilities, including aircraft hangars, which are all accounted for as operating leases. We sublease an aircraft hangar at CVG from Delta. Certain of these operating leases have renewal options to further extend for additional time periods at our discretion.
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
The components of total lease costs are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$38,818	$36,079	$19,810
Short-term lease costs	10,725	25,334	17,217
Variable lease payments	17,997	16,747	9,500
Total lease costs	$67,540	$78,160	$46,527
Lease costs related to leased aircraft and operational facilities are included in cost of revenue in the consolidated statements of operations. Lease costs related to leased corporate headquarters and other office space including expenses for non-lease components are included in general and administrative expense in the consolidated statements of operations.
Sublease income is presented in general and administrative expenses in the consolidated statements of operations. Sublease income was not material for any of the years ended December 31, 2022, 2021 and 2020.
Supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$38,934	$38,080	$19,889
Right-of-use assets obtained in exchange for operating lease obligations	$50,385	$69,808	$68,152

Supplemental balance sheet information related to leases are as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Operating leases	5.9	6.4
Weighted-average discount rate:
Operating leases	9.0%	9.5%
Maturities of lease liabilities, as of December 31, 2022, are as follows (in thousands):

Year ending December 31,	Operating Leases
2023	$35,284
2024	33,614
2025	20,419
2026	12,283
2027	8,160
Thereafter	43,047
Total lease payments	152,807
Less: Imputed interest	(40,107)
Total lease obligations	$112,700
13.    STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Pursuant to the Company’s certificate of incorporation, which was filed on June 23, 2021, we are authorized to issue 2.5 billion shares of Class A common stock, with a par value of $0.0001 per share, and 25.0 million shares of preferred stock, par value $0.0001 per share. Holders of Class A common stock are entitled to one vote per share.
In January 2021, WUP issued common interests that, following conversion in the Business Combination, represented 3,968,900 common shares issued at $7.60 per share as part of the acquisition of Mountain Aviation (see Note 6).
Currently, we have the following nine equity-based compensation plans that were approved by the board of directors of WUP prior to the Business Combination, Wheels Up Partners Holdings LLC Equity Incentive Plan (“'MIP Plan”), Wheels Up Partners Holdings LLC Equity Incentive Plan II (“MIP Plan II”); Wheels Up Partners Holdings LLC Equity Incentive Plan III (“MIP Plan III”); Wheels Up Partners Holdings LLC Equity Incentive Plan IV (“MIP Plan IV”); and Wheels Up Partners Holdings LLC Equity Incentive Plan V (“MIP Plan V”); Wheels Up Partners Holdings LLC Equity Incentive Plan VI (“MIP Plan VI”); Wheels Up Partners Holdings LLC Equity Incentive Plan VII (“MIP Plan VII”) and Wheels Up Partners Holdings LLC Equity Incentive Plan VIII (“MIP Plan VIII” and collectively with the foregoing plans, the “WUP management incentive plan”); and the Wheels Up Partners Holdings LLC Option Plan (the “WUP option plan”), which is the WUP stock option plan. Immediately following the closing of the Business Combination, no further grants could be made under the WUP management incentive plan or the WUP option plan.
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

As of the Closing Date, in connection with the Business Combination, the Board granted accelerated vesting of approximately 18 months on all outstanding equity-based compensation awards granted under the WUP management incentive plan or WUP option plan. This modification to our awards resulted in the acceleration of all remaining compensation cost due to a shorter requisite service period as compared to the original award. There was no change to the fair value or incremental compensation cost incurred.
On June 30, 2022, the Board adopted the Wheels Up Experience Inc. 2022 Inducement Grant Plan (the “2022 Inducement Plan”) to be used for a one-time employment inducement grant for the Company’s new Chief Financial Officer, Todd Smith, pursuant to New York Stock Exchange Rule 303A.08. The maximum number of awards that could be granted under the 2022 Inducement Plan were 2,051,282 shares of Class A common stock, which were all granted in the form of RSUs to Mr. Smith on July 1, 2022. The RSUs granted under the 2022 Inducement Plan are subject to time-based vesting and will vest ratably on December 30, 2022, December 30, 2023 and December 30, 2024, respectively, in each case subject to Mr. Smith’s continued employment with Wheels Up through the vesting date.
WUP Management Incentive Plan
In March 2014, the WUP management incentive plan was established, which provided for the issuance of WUP profits interests, restricted or unrestricted, to employees, consultants and other qualified persons.
WUP Profits Interests
As of December 31, 2022, an aggregate of 31.3 million profits interests have been authorized and issued under the WUP management incentive plan.
The following table summarizes the profits interests activity under the WUP management incentive plan as of December 31, 2022:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding WUP profits interests as of January 1, 2022	28,819	$0.42
Granted	—	—
Exchanged	—	—
Expired/forfeited	(6)	0.24
Outstanding WUP profits interests as of December 31, 2022	28,813	$0.42
The weighted-average remaining contractual term as of December 31, 2022 for WUP profits interests outstanding was approximately 8.5 years.
The following table summarizes the status of non-vested WUP profits interests as of December 31, 2022:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested WUP profits interests as of January 1, 2022	4,732	$0.35
Granted	—	—
Vested	(3,029)	0.31
Forfeited	(6)	0.24
Non-vested WUP profits interests as of December 31, 2022	1,697	$0.42

The total unrecognized compensation cost related to non-vested WUP profits interests was $0.1 million as of December 31, 2022 and is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of vested WUP profits interests amounted to $1.0 million for the year ended December 31, 2022.
WUP Restricted Interests
As of December 31, 2022, under MIP Plan VII, 4.7 million WUP restricted interests were authorized and issued to certain Wheels Up employees.
The following table summarizes the restricted interests activity under the WUP management incentive plan as of December 31, 2022:

	Number of WUP Restricted Interests	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested and outstanding WUP restricted interests as of January 1, 2022	4,662	$3.98
Granted	—	—
Vested	(4,662)	3.98
Expired/forfeited	—	—
Non-vested and outstanding WUP restricted interests as of December 31, 2022	—	$—
WUP restricted interests are time and performance-based awards that vest with a change in control or initial public offering. As a result, we started recording compensation cost for WUP restricted interests on the Closing Date. During the year ended December 31, 2022, we recognized the remaining $4.3 million of compensation costs related to the WUP restricted interests over the remaining vesting period.
The WUP restricted interests granted vested when both of the following conditions were met: (i) ratably over a four-year service period and (ii) upon the first to occur of (A) a change of control and (B) the later to occur of (1) six months after an initial public offering and (2) 30 days after the expiration of any applicable lock-up period in connection with an initial public offering. The WUP restricted interests lock-up period expired on February 8, 2022.
WUP Option Plan
In December 2016, the WUP option plan was established, which provided for the issuance of stock options to purchase WUP common interests at an exercise price based on the fair market value of the interests on the date of grant. Generally, WUP stock options granted vest over a four-year service period and expire on the tenth anniversary of the grant date. As of December 31, 2022, the number of WUP stock options authorized and issued in aggregate under the WUP stock option plan was 17.5 million.
The following table summarizes the activity under the WUP option plan as of December 31, 2022:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding WUP stock options as of January 1, 2022	15,713	$7.52	$1.19
Granted	—	—	—
Exercised	—	—	—
Forfeited	(2,729)	7.57	1.12
Expired	—	—	—
Outstanding WUP stock options as of December 31, 2022	12,984	$7.51	$1.20
Exercisable WUP stock options as of December 31, 2022	11,940	$7.46	$1.13

The aggregate intrinsic value as of December 31, 2022 for WUP stock options that were outstanding and exercisable was nil .
The weighted-average remaining contractual term as of December 31, 2022 for WUP stock options that were outstanding and exercisable was approximately 6.7 years and 6.6 years, respectively.
The following table summarizes the status of non-vested WUP stock options as of December 31, 2022:

	Number of WUP Stock Options	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested WUP stock options as of January 1, 2022	3,971	$1.63
Granted	—	—
Vested	(2,667)	1.48
Expired	—	—
Forfeited	(260)	1.64
Non-vested WUP stock options as of December 31, 2022	1,044	$2.00
The total unrecognized compensation cost related to non-vested WUP stock options was $1.2 million as of December 31, 2022 and is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of WUP stock options vested approximated $3.9 million for the year ended December 31, 2022.
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
2021 LTIP
As of December 31, 2022, an aggregate of 27.3 million shares were authorized for issuance under the 2021 LTIP.
RSUs
Wheels Up RSUs granted under the 2021 LTIP vest quarterly or annually over a one to three-year service period. The following tables summarize the activity under the 2021 LTIP related to RSUs as of December 31, 2022:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested and outstanding RSUs as of January 1, 2022	8,411	$7.32
Granted(1)	18,538	2.96
Vested	(6,107)	5.78
Forfeited	(4,682)	5.22
Non-vested and outstanding RSUs as of December 31, 2022	16,162	$3.46
1) Includes 1,600,000 RSUs granted to our CEO. See “—2022 CEO Awards” for additional details regarding this grant.
The total unrecognized compensation cost related to non-vested RSUs was $56.0 million as of December 31, 2022 and is expected to be recognized over a weighted-average period of 1.2 years.

PSUs
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
The following table summarizes the activity under the 2021 LTIP related to PSUs as of December 31, 2022:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2022	—	$—
Granted(1)	1,149	2.13
Vested	—	—
Forfeited	(192)	1.95
Non-vested PSUs as of December 31, 2022(2)	957	$2.17
(1) Includes 379,999 PSUs granted to our CEO. See “—2022 CEO Awards” for additional details regarding this grant.
(2) Approximately 577,000 of the PSUs reflected in this table may settle into shares of our Class A common stock equal to 80-120% of the PSUs based on the level of performance.
Equity-based compensation expense associated with PSUs is based on the fair value of our Class A common stock on the grant date, which equals the closing price of our Class A common stock on the grant date. We recognize compensation expense over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. The total grant date fair value of unvested PSUs as of December 31, 2022 was $1.9 million. As of December 31, 2022, the achievement of the related performance objective was not probable of being achieved and, accordingly, no compensation cost for the PSUs has been recognized.
2022 CEO Awards
During the second quarter of 2022, the Board approved certain grants under the 2021 LTIP to the Company’s Chief Executive Officer consisting of 1,600,000 RSUs that contain a service-based vesting condition (the “CEO Service-Based RSUs”), 380,000 PSUs that contain performance-based vesting conditions (the “CEO PSUs”) and 1,615,000 RSUs that contain market-based vesting conditions (the “CEO Market-Based RSUs”, together with the CEO Service-Based RSUs and CEO PSUs, the “2022 CEO Awards”). All of the 2022 CEO Awards require continued employment through the vesting date, subject to specified change in control and service termination exceptions. The CEO Service-Based RSUs vest annually over a three-year period from the grant date. The CEO Service-Based RSUs are included in the table under “—RSUs)” above as of December 31, 2022.
The CEO PSUs will vest, if at all, with the achievement of certain separate performance conditions based on the achievement of pre-determined annual revenue and earnings before interest, taxes, depreciation and amortization thresholds. Any CEO PSUs that have not vested prior to the date the audited financial statements for the year ending December 31, 2026 are finalized will be forfeited. The CEO PSUs are included in the table under “—PSUs” above as of December 31, 2022.
The CEO Market-Based RSUs will vest, if at all, with the achievement of certain separate market-based vesting conditions based on the closing Class A common stock price over any 30 consecutive trading day-period that occurs prior to December 31, 2026. The CEO Market-Based RSUs are in addition to those described in the tables above under “—RSUs” and “—PSUs”.
The grant-date fair value of the CEO Market-Based RSUs, using a Monte Carlo simulation model, was $0.3 million. The derived service period for such CEO Market-Based RSUs began on June 8, 2022 and is a weighted-average period of 3.7 years. Based on the Class A common stock trading price, the market-based vesting conditions for the CEO Market-Based RSUs were not met, and no shares vested as of December 31, 2022. The total unrecognized compensation cost related to such CEO Market-Based RSUs was $0.2 million as of December 31, 2022 and is expected to be recognized over 3.3 years.
Wheels Up Stock Options
Wheels Up stock options granted under the 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the 2021 LTIP related to Wheels Up stock options as of December 31, 2022:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding Wheels Up stock options as of January 1, 2022	921	$10.00	$4.75
Granted	—	—	—
Exercised	—	—	—
Forfeited	(153)	10.00	4.75
Expired	—	—	—
Outstanding Wheels Up stock options as of December 31, 2022	768	$10.00	$4.75
Exercisable Wheels Up stock options as of December 31, 2022	768	$—	$—
The aggregate intrinsic value as of December 31, 2022 for Wheels Up stock options that were outstanding and exercisable was $0.
The weighted-average remaining contractual term as of December 31, 2022 for Wheels Up stock options that were outstanding and exercisable was approximately 4.9 years and 4.9 years, respectively.
The following table summarizes the status of non-vested Wheels Up stock options as of December 31, 2022:

	Number of Wheels Up Stock Options	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested Wheels Up stock options as of January 1, 2022	767	$4.75
Granted	—	—
Vested	(614)	4.75
Expired	—	—
Forfeited	(153)	4.75
Non-vested Wheels Up stock options as of December 31, 2022	—	$—
The total fair value of Wheels Up stock options vested approximated $2.9 million for the year ended December 31, 2022.
Fair Value Estimates
We estimated fair value to measure compensation cost of the WUP profits interests, WUP restricted interests, WUP stock options, Wheels Up stock options, and the CEO Market-Based RSUs on the date of grant using techniques that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, management considered, among other factors, the nature of the instrument, the market risks that it embodies, and the expected means of settlement. We generally used the Black Scholes option-pricing model, that embodies all of the requisite assumptions, including expected trading volatility, expected term, risk-free interest rate and expected dividend yield, necessary to fair value an award.

Estimating fair values of the WUP profits interests, WUP restricted interests, WUP stock options, Wheels Up stock options, and awards with market-based vesting conditions requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external factors. In addition, option-pricing models are highly volatile and sensitive to changes.
The following table summarizes the significant assumptions used in the Black Scholes option-pricing model to estimate the fair value on the date of grant:

	2022	2021	2020
Expected term (in years)	3.7	7	7
Expected volatility	43%	46%	44%- 47%
Weighted-average volatility	43%	46%	46%
Risk-free rate	3.0%	1.2%	0.4% - 0.7%
Expected dividend rate	0%	0%	0%
Equity-Based Compensation Expense
Compensation expense for profits interests recognized in the consolidated statements of operations was $1.3 million, $1.7 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Compensation expense for restricted interests recognized in the consolidated statements of operations was $4.3 million, $14.2 million and nil for the years ended December 31, 2022, 2021 and 2020, respectively.
Compensation expense for WUP stock options and Wheels Up stock options recognized in the consolidated statements of operations was $7.7 million, $8.5 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Compensation expense for RSUs, PSUs, and RSUs that contain market-based vesting conditions recognized in the consolidated statements of operations was $41.1 million, $7.3 million and nil for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes equity-based compensation expense recognized by consolidated statement of operations line item (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$14,456	$4,541	$293
Technology and development	3,180	1,340	445
Sales and marketing	11,009	5,185	1,055
General and administrative	60,334	38,607	1,549
Total equity-based compensation expense	$88,979	$49,673	$3,342
Earnout Shares
The 9.0 million Earnout Shares vest with the achievement of separate market conditions. One-third of the Earnout Shares will meet the market condition when the closing Class A common stock price is greater than or equal to $12.50 for any 20 trading days within a period of 30 consecutive trading days within five years of the Closing Date. An additional one-third will vest when the Class A common stock is greater than or equal to $15.00 over the same measurement period. The final one-third will vest when the Class A common stock is greater than or equal to $17.50 over the same measurement period.
Earnout Shares that are attributable to profits interests and restricted interests require continued employment as of the date on which each of the Earnout Share market conditions are met. In the event such Earnout Shares are forfeited, the number of shares that could be issued will be redistributed on a pro-rata basis to all other holders of Earnout Shares. Upon redistribution to any holder of profits interests or restricted interests, such awards will be recorded as new awards. There have been no forfeitures of Earnout Shares as of December 31, 2022.
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
Based on the Class A common stock trading price the market conditions were not met and no Earnout Shares vested as of December 31, 2022. Compensation expense for Earnout Shares recognized in the consolidated statements of operations was $38.5 million, $18.0 million and nil for the years ended December 31, 2022, 2021 and 2020, respectively. The total unrecognized compensation cost related to Earnout Shares was $1.3 million as of December 31, 2022 and is expected to be recognized over a weighted-average remaining period of 0.4 years.
Treasury Stock
During the year ended December 31, 2022, 2,644,415 shares with an aggregate market value of $7.7 million, or a weighted average price per share of $2.91, were withheld to settle employee taxes due upon the vesting of either restricted stock or RSUs and were added to treasury stock on our consolidated balance sheets as of December 31, 2022.

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
The calculation of non-controlling interests is as follows:

	December 31, 2022		December 31, 2021
Number of LLC common units held by Wheels Up(1)	249,338,569	100.0%	245,834,569	99.2%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	2,045,995	0.8%
Total LLC common units and vested WUP profits interests outstanding	249,338,569	100.0%	247,880,564	100.0%
(1) LLC common units represent an equivalent ownership of Class A common stock outstanding.
(2) Based on the closing price of Class A common stock on the last trading day of the period, no LLC common units would have been issuable upon conversion of vested or unvested WUP profits interests outstanding as of December 31, 2022.

Weighted average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted average ownership percentage was 0.1%, 3.5% and 7.9% for the years ended December 31, 2022, 2021 and 2020, respectively.

15.    RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services. We incurred expenses of nil, $4.9 million and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, from transactions related to the CCA with our stockholder Delta, of which $2.4 million and $5.3 million are included in accrued expenses on the consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively. The remaining transactions with related parties during the years ended December 31, 2022, 2021 and 2020 were immaterial individually and in the aggregate for financial reporting purposes.

16.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(555,160)	$(190,020)	$(78,641)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	245,672,099	204,780,896	162,505,231
Basic and diluted net loss per share of Class A common stock	$(2.26)	$(0.93)	$(0.48)
There were no dividends declared or paid for the years ended December 31, 2022, 2021 or 2020.
Basic and diluted net loss per share were computed using the two-class method. The two-class method is an allocation formula that determines earnings or loss per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings or losses. Shares of unvested restricted stock are considered participating securities because these awards contain a non-forfeitable right to participate equally in any dividends prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. WUP restricted interests were converted into shares of restricted stock as of the Closing Date (see Note 3). All issued and outstanding shares of restricted stock, whether vested or unvested, were included in the weighted-average shares of Class A common stock outstanding beginning on the Closing Date.
WUP profits interests held by other members of MIP LLC, which comprise the non-controlling interests (see Note 14), are not subject to the net loss per share calculation until such time the vested WUP profits interests are actually exchanged for shares of Class A common stock.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2022	2021	2020
Warrants	12,521,494	12,521,494	—
Earnout Shares	9,000,000	9,000,000	—
RSUs	18,766,960	8,411,251	—
Stock options	13,751,464	16,633,852	16,283,779
Total anti-dilutive securities	54,039,918	46,566,597	16,283,779

17.    INCOME TAXES
We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income or loss of WUP, as well as any standalone income or loss Wheels Up generates. WUP is treated as a partnership for U.S. federal and most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, any taxable income or loss generated by WUP is passed through to and included in the taxable income or loss of its members, including Wheels Up.
As a result of the Air Partner acquisition, we now conduct business in various foreign jurisdictions and are subject to the tax laws of the jurisdictions in which we operate.
Income Tax Expense
The components of income (loss) before income taxes are follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(555,889)	$(197,172)	$(85,405)
Foreign	512	—	—
Loss before income taxes	$(555,377)	$(197,172)	$(85,405)

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income taxes
Federal	$—	$—	$—
State and local	101	75	—
Foreign	202	—	—
Total current income taxes	303	75	—
Deferred income taxes
Federal	—	—	—
State and local	(13)	(17)	—
Foreign	(120)	—	—
Total deferred income taxes	(133)	(17)	—
Income tax expense	$170	$58	$—

A reconciliation from the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Expected federal income taxes at statutory rate	21.0%	21.0%	—%
State and local income taxes	—	1.9	—
Permanent differences	(0.5)	—	—
Partnership earnings not subject to tax	—	(6.7)	—
Change in valuation allowance	(20.5)	(16.2)	—
Effective income tax rate	—%	—%	—%
The effective tax rate was 0.0% for the years ended December 31, 2022, 2021 and 2020. Our effective tax rate for the years ended December 31, 2022, 2021 and 2020 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized. For the periods prior to the Business Combination, there is no income tax expense recorded as WUP, as a partnership, for U.S. federal and state income tax purposes, is not subject to U.S. federal and most applicable state and local income taxes.
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets
Investment in partnership	$145,000	$116,053
Net operating loss carryforwards	87,745	20,655
Transaction costs	1,432	1,120
Tax credits	3,521	559
Deferred revenue	951	416
Equity-based compensation	685	293
Interest expense carryforwards	1,993	—
Other	600	181
Total deferred tax assets	241,927	139,277
Valuation allowance	(240,649)	(138,652)
Deferred tax assets, net	$1,278	$625

Deferred tax liabilities
Intangibles	$(2,781)	$(195)
Other	(902)	(413)
Total deferred tax liabilities	$(3,683)	$(608)
Net deferred tax assets (liabilities)	$(2,405)	$17
As of December 31, 2022, our U.S. federal and state net operating loss carryforwards for income tax purposes were $356.0 million and $249.6 million, respectively. Of our total federal net operating losses, $257.0 million can be carried forward indefinitely, and the remainder will begin to expire in 2032 and be fully expired in 2037 if not utilized. Our state net operating losses begin to expire in 2022.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of our deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies. As of December 31, 2022 and 2021, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of deferred tax assets will not be realized. Accordingly, a valuation allowance of $240.6 million has been established as of December 31, 2022. The $102.0 million increase in valuation allowance was the result of a benefit to deferred tax expense of $124.4 million from operations and $22.4 million charge to additional paid in capital, primarily resulting from the non-controlling interests. If or when recognized, approximately $1.1 million of tax benefits related to the reversal of the valuation allowance on deferred tax assets as of December 31, 2022 will be credited directly to equity.
We currently expect the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, the Company has not provided for the tax effect, if any, of limited outside basis differences of its foreign subsidiaries. The determination of the future tax consequences of the remittance of these earnings is not practicable.
Uncertain Tax Positions
The Company is subject to tax in the U.S. and various foreign jurisdictions in which we operate. There were no reserves for uncertain tax positions as of December 31, 2022 and 2021. Aspirational did not engage in any operations prior to the Business Combination with WUP, at which time, among other things, Aspirational completed the Domestication to become a Delaware corporation, changing its name to “Wheels Up Experience Inc." Wheels Up Experience Inc. filed its initial U.S. federal and state income tax returns for the 2021 tax year. Additionally, although WUP is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file annual federal, state and local income tax returns, which are subject to examination by the taxing authorities. The statute of limitations is generally open for years beginning after 2018 for U.S. federal and state jurisdictions for WUP. WUP is currently under examination by the IRS for the 2020 tax year. As the audit is in the initial stages, probability and potential magnitude of exposure cannot be estimated at this time.

18.    WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 Public Warrants and 4,529,950 Private Warrants. Upon the Closing Date, Wheels Up assumed the Warrants. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Warrants become exercisable on the later of (i) 30 days after the completion of the Business Combination and (ii) 12 months from the closing of the Aspirational initial public offering on September 25, 2020 and expire on July 13, 2026 or earlier upon redemption or liquidation.
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
Redemption of Warrants when the price of Class A common stock equals or exceeds $10.00:

Once the Warrants become exercisable, Wheels Up may redeem the outstanding Warrants:
•in whole and not in part;
•at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of Class A common stock;
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
In connection with the Business Combination, we filed a Registration Statement on Form S-1 that was declared effective by the SEC on August 24, 2021, as amended by Post-Effective Amendment No. 1 thereto that was declared effective by the SEC on March 21, 2022, as further amended by Post-Effective Amendment No. 2 to Form S-1 on Form S-3 filed with the SEC on July 20, 2022, and as further amended by Post-Effective Amendment No. 3 to Form S-1 on Form S-3 that was declared effective by the SEC on August 10, 2022 (collectively, the “Selling Stockholder Registration Statement”). The Selling Stockholder Registration Statement relates to the issuance of an aggregate of 12,521,494 shares of Class A common stock underlying the Public Warrants and Private Warrants. As of December 31, 2022, there have not been any warrants exercised and 12,521,494 remain outstanding.
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

19.    SUBSEQUENT EVENTS
On March 1, 2023, we announced a restructuring plan (the “Plan”) as part of our previously announced focus on implementing cost reductions and improving the efficiency of our operations, which consisted of a reduction in headcount (excluding pilots, maintenance and operations-support personnel). We estimated that we will incur approximately $14 million in total pre-tax charges in connection with the Plan, approximately $7 million of which were incurred during the year ended December 31, 2022 and approximately $7 million of which are expected to be substantially incurred by the end of the first quarter of 2023. These charges primarily relate to severance payments, employee benefits and share-based compensation. The Company expects that approximately $8 million to $9 million of total pre-tax charges under the Plan will be in the form of one-time cash expenditures, approximately $2 million of which were incurred as of March 1, 2023 and in connection with discrete actions taken by the Company in the fourth quarter of 2022, and the remainder of which are expected to be incurred and paid by the end of the first quarter of 2023.

20.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
As disclosed in the Current Report on Form 8-K/A and Quarterly Report on Form 10-Q/A filed by the Company on March 31, 2022, we identified an error related to untimely identification of a triggering event associated with the Company’s WUP Legacy reporting unit during the three months ended September 30, 2022. As a result of this error, “Impairment of goodwill” for the three months ended September 30, 2022 was understated and “Goodwill” as of September 30, 2022 was overstated.

The following table presents summarized unaudited consolidated quarterly financial information for the three months ended September 30, 2022, as restated, and the three months ended December 31, 2022 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2022	September 30, 2022 As Restated
Revenue	$408,257	$420,356

Costs and expenses:
Cost of revenue	395,627	403,042
Technology and development	14,804	16,639
Sales and marketing	29,349	30,830
General and administrative	53,331	44,323
Depreciation and amortization	19,074	16,500
Gain on sale of aircraft held for sale	(425)	(1,316)
Impairment of goodwill	118,000	62,000
Total costs and expenses	629,760	572,018

Loss from operations	(221,503)	(151,662)

Other income (expense):
Change in fair value of warrant liability	1,251	2,504
Loss on extinguishment of debt	—	—
Interest income	2,058	1,130
Interest expense	(7,515)	—
Other expense, net	464	(625)
Total other income (expense)	(3,742)	3,009

Loss before income taxes	(225,245)	(148,653)

Income tax expense	335	(185)

Net loss	$(224,910)	$(148,838)
Less: Net loss attributable to non-controlling interests	—	—
Net loss attributable to Wheels Up Experience Inc.	$(224,910)	$(148,838)

Net loss per share of Class A common stock - basic and diluted	$(0.91)	$(0.61)
Weighted-average shares of Class A common stock outstanding - basic and diluted	247,834,303	244,350,959

	Three Months Ended
	December 31, 2022	September 30, 2022 As Restated
Net loss	$(224,910)	$(148,838)
Other comprehensive loss:
Foreign currency translation adjustments	6,594	(8,329)
Comprehensive loss
Less: Comprehensive loss attributable to non-controlling interests	—	—
Comprehensive loss attributable to Wheels Up Experience Inc.	$(218,316)	$(157,167)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In addition, Grant Thornton LLP, our independent registered public accounting firm, has audited and issued an opinion on the financial statements as of December 31, 2022, which appears on page 77 of this Annual Report on Form 10-K.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and the dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with appropriate authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to control deficiencies that, when aggregated, resulted in the material weaknesses described below, which are defined as a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over information technology (“IT”) for IT systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we identified deficiencies in (i) user access controls to ensure appropriate segregation of duties, (ii) controls that restrict user access to financial applications, programs and data affecting underlying accounting records, and (iii) program change management controls affecting IT applications and underlying accounting records, that ensure IT program and data changes are identified, tested, authorized and implemented properly. None of the IT deficiencies resulted in a material misstatement to our annual or interim consolidated financial statements for the year ended December 31, 2022.
We did not maintain effective controls over the financial statement close and key business processes. Specifically, we did not consistently execute on our established accounting policies and procedures, and did not design, document and maintain controls to achieve complete, accurate and timely financial accounting, reporting and disclosures in accordance with GAAP. These include controls over account reconciliations, segregation of duties, review of journal entries and review of complex accounting matters. This deficiency resulted in a restatement of our unaudited condensed consolidated financial statements for the quarter and year-to-date period ended September 30, 2022.
If not remediated timely, the deficiencies described above could result in an additional misstatement of one or more account balances or disclosures that could result in a material misstatement to the future annual or interim consolidated financial statements that could not be prevented or detected.
Management excluded Air Partner, which was acquired by the Company on April 1, 2022, from its evaluation of internal control over financial reporting as of December 31, 2022. As of December 31, 2022, total assets of Air Partner, excluding acquisition method fair value adjustments, represented 8.8% of our consolidated total assets. Further, Air Partner represented 5.5% of our consolidated revenues for the year ended December 31, 2022.
Grant Thornton LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which appears on page 75 of this Annual Report on Form 10-K.
Remediation Plans
To date, we have implemented certain measures to address the above described deficiencies. These measures include (i) adding personnel, (ii) improving our internal controls around financial systems and processes and (iii) designing and operating user access and change management controls. We intend to take additional steps to remediate the deficiencies described above and further evolve our internal controls and processes.
We have executed on the majority of our planned remediation actions as of the date of this Annual Report, including:
•filling key open positions including Senior Director of SEC Reporting and Technical Accounting, Assistant Corporate Controller, Divisional Controller and Senior Director of Finance Transformation;
•strengthening IT governance by creating and filling a Data Privacy Officer role and filling our open Chief Information Security Officer position;
•developing action plans to address control deficiencies identified within certain key financial processes;
•reviewing elevated access entitlements in the systems supporting our financial processes and have further restricted access;
•implementing periodic user access reviews to ensure more timely review of elevated access, removal of terminated users and appropriateness of user provisioning on a whole; and
•re-enforcing procedures on proper access administration and the need to retain documentation supporting requests and approvals.

Our remediation plan includes the following actions that management intends to undertake during the fiscal year ending December 31, 2023:
•further segregate duties to reduce risks that could present a reasonable possibility of material misstatements;
•ensure that the IT general controls specific to all key systems supporting financial reporting, including user access reviews, are being consistently operated and evidenced; and
•formalize our accounting policies and ensure training of relevant personnel over the importance of internal controls and compliance with policies.
We are working aggressively and prioritizing the above actions to complete our remediation plan before the end of the fiscal year ending December 31, 2023. We believe that these actions, when fully implemented, will remediate the deficiencies described above. The deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. As we continue to evaluate and improve the applicable controls, management may take additional remedial measures or modify the remediation plan described above.
Changes in Internal Control over Financial Reporting
Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected or preventable.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10. “Directors, Executive Officers and Corporate Governance,” is set forth under the headings “Proposal No. 1 – Election of Directors,” “Corporate Governance,” and “Information Regarding Executive Officers” in our definitive proxy statement to be filed with the SEC related to our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), and is incorporated by reference.
Code of Ethics
Wheels Up has adopted a code of ethics entitled “Wheels Up Code of Business Conduct and Ethics” that applies to directors, officers, employees and contractors, including the Company’s principal executive officer and principal financial officer. It may be accessed through the “Governance” section of the Company's investor relations website at wheelsup.com/investors. Wheels Up also elects to disclose the information required by Item 5.05 of Form 8-K, “Amendments to the Registrant's Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through the Company's investor relations website, and such information will remain available on such website for at least a 12-month period. A copy of the “Wheels Up Code of Business Conduct and Ethics” is available in print to any stockholder upon request.
Information on our website or available by hyperlink from our website is not incorporated into this Annual Report or our other securities filings and is not a part of those filings.

ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11. “Executive Compensation,” is set forth under the headings “Executive Compensation” and “Director Compensation” in our Proxy Statement, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information on our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	18,166,758	(2)	$10.00	(3)	3,720,019
Equity compensation plans not approved by stockholders(4)	14,351,666	(5)	6.79	(6)	—
Total	32,518,424		$8.58		3,720,019

__________
(1) Consists of the 2021 LTIP.
(2) Consists of (i) 17,245,973 PSUs and RSUs that may be settled into a maximum of 17,245,973 shares of Class A common stock under the 2021 LTIP and (ii) 920,785 stock options to purchase up to 920,785 shares of Class A common stock under the 2021 LTIP.
(3) Reflects the weighted-average exercise price of outstanding stock options under the 2021 LTIP as of December 31, 2022. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(4) Consists of (i) the Wheels Up Partners Holdings LLC Option Plan (“WUP option plan”) and (ii) the 2022 Inducement Plan. All awards made under the WUP option plan were made prior to the closing of the Business Combination and were assumed by the Company in connection with the Business Combination. No further awards may be made under the WUP option plan and 2022 Inducement Plan.
(5) Consists of (i) 12,984,144 stock options to purchase up to 12,984,144 shares of Class A common stock under the WUP option plan and (ii) 1,367,522 RSUs that may be settled into a maximum of 1,367,522 shares of Class A common stock under the 2022 Inducement Plan.
(6) Reflects the weighted-average exercise price of outstanding stock options under the WUP option plan as of December 31, 2022. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

Other information required by this Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13. “Certain Relationships and Related Transactions, and Director Independence,” is set forth under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” in our Proxy Statement, and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14. “Principal Accountant Fees and Services,” is set forth under the heading “Proposal No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services,” in our Proxy Statement, and is incorporated by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements are provided under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
No financial statement schedules are provided because the information called for is not applicable or not required or is included in the consolidated financial statements or the notes thereto provided under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(a)(3) Exhibits
The information required by this Item is set forth below.
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

3.1	Certificate of Incorporation of Wheels Up Experience Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
3.2*	Amended and Restated By-Laws of Wheels Up Experience Inc.
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
4.4^
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

4.6***
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

4.7***
Form of Trust Indenture and Mortgage N[_____], between Wheels Up Partners LLC and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee (Exhibit C to Note Purchase Agreement) (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

4.8	Form of Equipment Notes (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).
4.9
Guarantee, dated as of October 14, 2022 from each person listed in Schedule I thereto and each other person that becomes an additional guarantor pursuant thereto, to the beneficiaries listed in Schedule II thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

4.10
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

4.11
Security Agreement, dated as of October 14, 2022, among Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, National Association, not in its individual capacity but solely as security trustee and the facility agent (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

4.12^
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

10.5
Amendment No. 1 to the Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022).

10.6†
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

10.13†
Wheels Up Partners Holdings LLC Equity Incentive Plan VII (incorporated by reference to Exhibit 10.25 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.14†
Wheels Up Partners Holdings LLC Equity Incentive Plan VIII (incorporated by reference to Exhibit 10.26 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

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

10.17†	Wheels Up Experience Inc. 2021 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
10.18†
Wheels Up Experience Inc. 2022 Inducement Grant Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265991) filed with the SEC on July 1, 2022).

10.19†^
Employment Agreement, dated as of April 17, 2020, by and among Kenneth Dichter, Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.39 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021).

10.20†
Offer Letter, dated June 18, 2022, by and between Todd Smith and Wheels Up Partners LLC (and attachments) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2022).

10.21†^
Employment Agreement, dated as of October 28, 2020, by and between Lee Applbaum and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.42 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333‑254304), filed with the SEC on May 6, 2021).

10.22†
Employment Offer Letter, dated as of November 8, 2021, by and between Stevens J. Sainte-Rose and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2022).

10.23†^
Employment Agreement, dated as of December 28, 2020, by and between Laura Heltebran and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.24†^
Amendment No.1 to Employment Agreement, dated as of December 31, 2021, by and between Laura Heltebran and Wheels Up Partners LLC originally dated December 28, 2020 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual report on Form 10-K, filed with the SEC on March 10, 2022).

10.25†^
Employment Agreement, dated as of April 5, 2018, by and among Eric Jacobs, Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.40 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021).

10.26†
Separation and Release Agreement, dated May 11, 2022, by and between Eric Jacobs and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 12, 2022).

10.27†^
Employment Agreement, dated as of August 10, 2020, by and between Thomas Bergeson and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.28†
Separation and Release Agreement, dated July 14, 2022, by and between Thomas Bergeson and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2022).

10.29†^
Employment Agreement, dated as of April 1, 2018, by and between Jason Horowitz and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.41 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021).

10.30†*	Separation and Release Agreement, dated October 28, 2022, by and between Jason Horowitz and Wheels Up Partners LLC.
10.31†*	Consulting Agreement, dated as of November 2, 2022, by and between Jason Horowitz and Wheels Up Partners LLC.

10.32†^
Employment Agreement, dated as of April 27, 2021, by and between Vinayak Hegde and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.33†
Amendment No. 1 to Employment Agreement, dated as of February 28, 2022, by and between Vinayak Hegde and Wheels Up Partners LLC originally dated April 27, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2022).

10.34†
Separation and Release Agreement, dated November 7, 2022, by and between Vinayak Hegde and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 9, 2022).

10.35†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
10.36+^
Commercial Cooperation Agreement, dated as of January 17, 2020, by and among Delta Air Lines, Inc., Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.43 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021).

10.37+
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

21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (included on signature pages)
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1***	Schedule I (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith.
** Furnished herewith.
***    Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 99.1 incorporated by reference herein contains a list of documents applicable to the aircraft collateral as of October 14, 2022 that are described in Exhibits 4.6 and 4.7 incorporated by reference herein, which documents are substantially identical to those in Exhibits 4.6 and 4.7 incorporated by reference herein, except for the information identifying the aircraft collateral in question and various information relating to the principal amounts of the Equipment Notes (as defined in Exhibit 4.6 incorporated by reference herein) relating to such aircraft collateral. Exhibit 99.1 incorporated by reference herein sets forth the details by which such documents differ from the corresponding representative sample of documents incorporated by reference herein as Exhibits 4.6 and 4.7 with respect to the aircraft collateral as of October 14, 2022.
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

WHEELS UP EXPERIENCE INC.

March 31, 2023		/s/ Kenneth Dichter
	Name:	Kenneth Dichter
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 31, 2023		/s/ Todd Smith
	Name:	Todd Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Each person whose individual signature appears below hereby authorizes and appoints Kenneth Dichter and Todd Smith, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kenneth Dichter	Chief Executive Officer, Chairman of the Board	March 31, 2023
Kenneth Dichter	(Principal Executive Officer)

/s/ Todd Smith	Chief Financial Officer	March 31, 2023
Todd Smith	(Principal Financial and Accounting Officer)

/s/ David Adelman	Director	March 31, 2023
David Adelman

/s/ Timothy Armstrong	Director	March 31, 2023
Timothy Armstrong

/s/ Chih Cheung	Director	March 31, 2023
Chih Cheung

/s/ Marc Farrell	Director	March 31, 2023
Marc Farrell

/s/ Dwight James	Director	March 31, 2023
Dwight James

/s/ Michael Mullen	Director	March 31, 2023
Michael Mullen

/s/ Brian Radecki	Director	March 31, 2023
Brian Radecki

/s/ Susan Schuman	Director	March 31, 2023
Susan Schuman

/s/ Erik Snell	Director	March 31, 2023
Erik Snell

/s/ Ravi Thakran	Director	March 31, 2023
Ravi Thakran