Form 10-Q
period 2023-03-31
Wheels Up Experience Inc.
filed 2023-05-09
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated Filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of May 8, 2023, 251,613,698 shares of Class A common stock, $0.0001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up Experience Inc. (“Wheels Up”, or “we”, “us”, or “our”), that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of Wheels Up regarding the future, including, without limitation, statements regarding: (i) the size, demands and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve those markets; (ii) the degree of market acceptance and adoption of Wheels Up’s products and services including member program changes; (iii) Wheels Up’s ability to develop innovative products and services and compete with other companies engaged in the private aviation industry; (iv) Wheels Up’s ability to attract and retain customers; (v) the impact of Wheels Up’s operational efficiency and cost reduction efforts on its business and results of operations, including the timing and magnitude of such expected reductions and any associated expenses and impact of the new member operations center; (vi) Wheels Up’s ability to maintain cost discipline and achieve positive Adjusted EBITDA (as defined herein) pursuant to the schedule that it has announced; (vii) Wheels Up’s liquidity, future cash flows, acquisition activities, measures intended to increase Wheels Up’s operational efficiency and certain restrictions related to our debt obligations; and (viii) general economic and geopolitical conditions, including due to fluctuations in interest rates, inflation, foreign currencies, consumer and business spending decisions, and general levels of economic activity. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual events and results to differ materially from those contained in such forward-looking statements, including those described in our Annual Report on Form 10-K for the year ended December 31, 2022 under Part I, Item 1A — “Risk Factors,” in this Quarterly Report under Part I, Item 2 — “Management’s Discussion and Analysis of Operations” and Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made, and Wheels Up undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, changes in expectations, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$363,177	$585,881
Accounts receivable, net	107,659	112,383
Parts and supplies inventories, net	39,326	29,000
Aircraft inventory	10,368	24,826
Prepaid expenses	47,356	39,715
Other current assets	35,243	27,814
Total current assets	603,129	819,619
Property and equipment, net	398,710	394,559
Operating lease right-of-use assets	99,036	106,735
Goodwill	350,233	348,118
Intangible assets, net	136,189	141,765
Other non-current assets	123,166	112,429
Total assets	$1,710,463	$1,923,225

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$27,006	$27,006
Accounts payable	42,225	43,166
Accrued expenses	137,718	148,947
Deferred revenue, current	975,735	1,075,133
Other current liabilities	48,964	49,968
Total current liabilities	1,231,648	1,344,220
Long-term debt, net	220,397	226,234
Operating lease liabilities, non-current	77,138	82,755
Other non-current liabilities	18,093	18,096
Total liabilities	1,547,276	1,671,305

Commitments and contingencies (Note 13)

Equity:
Class A common stock, $0.0001 par value; 2,500,000,000 authorized; 254,258,113 and 251,982,984 shares issued and 251,613,698 and 249,338,569 common shares outstanding as of as of March 31, 2023 and December 31, 2022, respectively	25	25
Additional paid-in capital	1,556,718	1,545,508
Accumulated deficit	(1,376,739)	(1,275,873)
Accumulated other comprehensive loss	(9,130)	(10,053)

Treasury stock, at cost, 2,644,415 and 2,644,415 shares, respectively	(7,687)	(7,687)
Total Wheels Up Experience Inc. stockholders’ equity	163,187	251,920
Non-controlling interests	—	—
Total equity	163,187	251,920
Total liabilities and equity	$1,710,463	$1,923,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$351,812	$325,635

Costs and expenses:
Cost of revenue	353,791	332,758
Technology and development	15,873	11,191
Sales and marketing	25,803	23,243
General and administrative	39,416	38,904
Depreciation and amortization	14,445	14,228
Gain on sale of aircraft held for sale	(866)	(1,971)
Total costs and expenses	448,462	418,353

Loss from operations	(96,650)	(92,718)

Other income (expense):
Change in fair value of warrant liability	125	3,631
Interest income	3,821	77
Interest expense	(8,119)	—
Other expense, net	145	(30)
Total other income (expense)	(4,028)	3,678

Loss before income taxes	(100,678)	(89,040)

Income tax expense	(188)	—

Net loss	(100,866)	(89,040)
Less: Net loss attributable to non-controlling interests	—	(387)
Net loss attributable to Wheels Up Experience Inc.	$(100,866)	$(88,653)

Net loss per share of Class A common stock:
Basic and diluted	$(0.40)	$(0.36)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	253,345,272	244,609,635
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(100,866)	$(89,040)
Other comprehensive loss:
Foreign currency translation adjustments	923	—
Comprehensive loss	(99,943)	(89,040)
Less: Comprehensive loss attributable to non-controlling interests	—	—
Comprehensive loss attributable to Wheels Up Experience Inc.	$(99,943)	$(89,040)
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Class A common stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2022	251,982,984	$25	$1,545,508	$(1,275,873)	$(10,053)	2,644.415	$(7,687)	$—	$251,920
Equity-based compensation	—	—	9,951	—	—	—	—	1,259	11,210
Change in non-controlling interests allocation	—	—	1,259	—	—	—	—	(1,259)	—
Issuance of Class A common stock upon settlement of restricted stock units	2,275,129	—	—	—	—	—	—	—	—
Net loss	—	—	—	(100,866)	—	—	—	—	(100,866)
Other comprehensive loss	—	—	—	—	923	—	—	—	923
Balance as of March 31, 2023	254,258,113	$25	$1,556,718	$(1,376,739)	$(9,130)	2,644,415	$(7,687)	$—	$163,187
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

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(100,866)	$(89,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,445	14,228
Equity-based compensation	11,538	22,554
Amortization of deferred financing costs and debt discount	915	—
Change in fair value of warrant liability	(125)	(3,631)
Gain on sale of aircraft held for sale	(866)	(1,971)
Other	(146)	(384)
Changes in assets and liabilities:
Accounts receivable	4,118	3,088
Parts and supplies inventories	(10,323)	(277)
Aircraft inventory	4,878	—
Prepaid expenses	(8,540)	(8,747)
Other non-current assets	(8,363)	(25,688)
Accounts payable	(812)	7,599
Accrued expenses	(10,276)	(6,648)
Deferred revenue	(99,760)	(30,406)
Other assets and liabilities	1,701	(1,893)
Net cash used in operating activities	(202,482)	(121,216)

Cash flows from investing activities
Purchases of property and equipment	(8,750)	(66,343)
Purchases of aircraft held for sale	(98)	(51,073)
Proceeds from sale of aircraft held for sale, net	5,697	14,942
Acquisitions of businesses, net of cash acquired	—	(11,530)
Capitalized software development costs	(7,984)	(5,548)
Other	100	—
Net cash used in investing activities	(11,035)	(119,552)

Cash flows from financing activities
Purchase of Shares for Treasury	—	(6,107)
Repayments of long-term debt	(6,752)	—
Net cash used in financing activities	(6,752)	(6,107)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(86)	—

Net decrease in cash, cash equivalents and restricted cash	(220,355)	(246,875)
Cash, cash equivalents and restricted cash, beginning of period	620,153	786,722
Cash, cash equivalents and restricted, cash end of period	$399,798	$539,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,100	$—
The accompanying notes are an integral part of these condensed consolidated financial statement

WHEELS UP EXPERIENCE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Wheels Up Experience Inc. (together with its consolidated subsidiaries, “Wheels Up”, the “Company”, “we”, “us”, or “our”) is a leading provider of on-demand private aviation in the U.S. and one of the largest private aviation companies in the world. Wheels Up offers a complete global aviation solution with a large, modern and diverse fleet, backed by an uncompromising commitment to safety and service. Customers can access membership programs, charter, aircraft management services and whole aircraft sales, as well as unique commercial travel benefits through a strategic partnership with Delta Air Lines, Inc. (“Delta”). Wheels Up also offers freight, safety and security solutions and managed services to individuals, industry, government and civil organizations.
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
Basis of Presentation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of March 31, 2023, and its results of operations, including its comprehensive loss, stockholders' equity and its cash flows for the three months ended March 31, 2023 and 2022. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. We consolidate Wheels Up Partners MIP LLC (“MIP LLC”) and record the profits interests held in MIP LLC that Wheels Up does not own as non-controlling interests (see Note 12). All intercompany transactions and balances have been eliminated in consolidation.
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
Adopted Accounting Pronouncements and Accounting Pronouncements Note Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2023 that are of significance or potential significance to us.

2.     REVENUE RECOGNITION
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended March 31,
	2023	2022
Services transferred at a point in time:
Flights, net of discounts and incentives	$231,762	$236,363
Aircraft management	61,242	58,049
Other	31,807	7,178

Services transferred over time:
Memberships	21,680	20,647
Aircraft management	2,452	2,457
Other	2,869	941
Total	$351,812	$325,635
Revenue in the condensed consolidated statements of operations is presented net of discounts and incentives of $1.6 million for the three months ended March 31, 2023, and $3.2 million for the three months ended March 31, 2022.
Other revenue included within services transferred at a point in time is primarily related to whole aircraft sales of $10.7 million, group charter of $6.4 million and safety and security of $5.9 million for the three months ended March 31, 2023, and whole aircraft sales of $1.1 million for the three months ended March 31, 2022.
Contract Balances
Accounts receivable, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Gross receivables from members and customers	$108,890	$112,243
Undeposited funds	6,404	10,122
Less: Allowance for credit losses	(7,635)	(9,982)
Accounts receivable, net	$107,659	$112,383
Deferred revenue consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Flights - Prepaid Blocks	$927,607	$1,023,985
Memberships - annual dues	41,624	43,970
Memberships - initiation fees	3,677	3,899
Flights - credits	2,423	4,246
Other	2,096	775
Deferred revenue - total	977,427	1,076,875

Less: Deferred revenue - current	(975,735)	(1,075,133)
Deferred revenue - non-current	$1,692	$1,742
Changes in deferred revenue for the three months ended March 31, 2023 were as follows (in thousands):

Deferred revenue as of December 31, 2022	$1,076,875
Amounts deferred during the period	173,226
Revenue recognized from amounts included in the deferred revenue beginning balance	(219,462)
Revenue from current period sales	(53,212)
Deferred revenue as of March 31, 2023	$977,427
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2023 were as follows (in thousands):

Remainder of 2023	$478,252
2024	323,290
2025	88,253
2026	87,632
Total	$977,427
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $1.6 million for the three months ended March 31, 2023, and $4.3 million for the three months ended March 31, 2022.
As of March 31, 2023 and December 31, 2022, capitalized sales commissions and referral fees of $6.7 million and $8.7 million, respectively, were included in Other current assets and $1.1 million and $1.3 million, respectively, were included in Other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $3.7 million for the three months ended March 31, 2023, and $3.5 million for the three months ended March 31, 2022.

3.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Aircraft	$563,934	$566,338
Software development costs	73,098	65,303
Leasehold improvements	15,769	11,930
Computer equipment	3,719	3,014
Buildings and improvements	1,424	1,424
Furniture and fixtures	3,110	3,208
Tooling	3,998	3,835
Vehicles	1,834	1,538
	666,886	656,590

Less: Accumulated depreciation and amortization	(268,176)	(262,031)
Total	$398,710	$394,559
Depreciation and amortization expense of property and equipment was $9.0 million for the three months ended March 31, 2023 and $9.5 million for the three months ended March 31, 2022.
Amortization expense related to software development costs, included as part of depreciation and amortization expense of property and equipment, was $2.8 million for the three months ended March 31, 2023, and $2.3 million for the three months ended March 31, 2022.

4.    ACQUISITIONS
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
We have allocated the purchase price for Alante Air to its individual assets and liabilities assumed. As of the date of acquisition, the total purchase price allocated to the Alante Air assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

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
Air Partner plc Acquisition
On April 1, 2022, we acquired all of the outstanding equity of Air Partner plc (“Air Partner”) for a total purchase price of $108.2 million in cash. Air Partner is a United Kingdom-based international aviation services group that provides us with operations in 18 locations across four continents. Acquisition-related costs for Air Partner included in general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2022 were immaterial. The acquisition of Air Partner was determined to be a business combination.
As of the date of acquisition, the total purchase price allocated to the Air Partner assets acquired and liabilities assumed according to their estimated fair values were as follows (in thousands):

Current assets	$49,617
Property and equipment, net	2,012
Operating lease right-of-use assets	2,780
Goodwill	83,910
Intangible assets	20,921
Restricted cash	27,507
Other assets	1,686
Total assets acquired	188,433
Total liabilities assumed	(80,239)
Net assets acquired	$108,194
Current assets of Air Partner included $18.0 million of cash and $16.6 million of accounts receivable.
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

The intangible asset fair value measurements are primarily based on significant inputs that are not observable in the market which represent a Level 3 measurement (see Note 8). The valuation method used for the Air Partner intangible assets was the income approach.
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary represents the consolidated results of operations as if the 2022 acquisitions of Alante Air and Air Partner had been completed as of January 1, 2022. The unaudited pro forma financial results for 2022 reflect the results for the three months ended March 31, 2022, as well as the effects of pro forma adjustments for the transactions in 2022. The unaudited pro forma financial information includes the accounting effects of the acquisitions, including adjustments to the amortization of intangible assets and professional fees associated with the transactions. The pro forma results were based on estimates and assumptions, which we believe are reasonable but remain subject to adjustment. The unaudited pro forma summary does not necessarily reflect the actual results that would have been achieved had the companies been combined during the periods presented, nor is it necessarily indicative of future consolidated results (in thousands, except per share data).

Three Months Ended March 31,
2022
Net revenue	$363,454
Net loss	$(87,689)
Net loss attributable to Wheels Up Experience Inc.	$(87,313)
Net loss per share	$(0.36)

5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents goodwill carrying value and the change in balance, by reporting unit, during the three months ended March 31, 2023 (in thousands):

	WUP Legacy	Air Partner	Total
Balance as of December 31, 2022(1)	$270,467	$77,651	$348,118
Acquisitions(2)	—	350	350
Foreign currency translation adjustment	—	1,765	1,765
Balance as of March 31, 2023	$270,467	$79,766	$350,233
(1)    Net of accumulated impairment losses of $180 million, all of which was recognized on the goodwill attributable to the WUP Legacy reporting unit during the year ended December 31, 2022.
(2)    Reflects the current period impact of measurement period adjustments (See Note 4).

Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$25,645	$54,355
Customer relationships	91,121	27,349	63,772
Non-competition agreement	210	210	—
Trade name	16,161	8,636	7,525
Developed technology	20,556	10,082	10,474
Leasehold interest - favorable	600	85	515
Backlog	1,458	1,024	434
Foreign currency translation adjustment	(1,219)	(333)	(886)
Total	$208,887	$72,698	$136,189

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$23,644	$56,356
Customer relationships	91,121	24,613	66,508
Non-competition agreement	210	210	—
Trade name	16,161	8,294	7,867
Developed technology	20,556	9,332	11,224
Leasehold interest - favorable	600	80	520
Backlog	1,458	880	578
Foreign currency translation adjustment	(1,662)	(374)	(1,288)
Total	$208,444	$66,679	$141,765
Amortization expense of intangible assets was $5.9 million for the three months ended March 31, 2023, and $5.2 million for the three months ended March 31, 2022.
Intangible Liabilities
The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$6,417	$13,583

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$5,917	$14,083

Amortization of intangible liabilities, which reduces amortization expense, was $0.5 million for each of the three months ended March 31, 2023, and 2022, respectively.
Future amortization expense of intangible assets and intangible liabilities held as of March 31, 2023, were as follows (in thousands):

	Intangible Assets	Intangible Liabilities
Remainder of 2023	$17,757	$1,500
2024	22,969	2,000
2025	22,555	2,000
2026	21,694	2,000
2027	17,193	2,000
2028 and Thereafter	34,021	4,083
Total	$136,189	$13,583

6.    CASH EQUIVALENTS AND RESTRICTED CASH
Cash Equivalents
As of March 31, 2023 and December 31, 2022, cash equivalents on the condensed consolidated balance sheets were $269.0 million and $430.3 million, respectively, and generally consisted of investments in money market funds, U.S. treasury bills and time deposits.
Restricted Cash
As of March 31, 2023 and December 31, 2022, restricted cash, which is presented within Other assets on the condensed consolidated balance sheets, included $7.7 million held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates. The standby letters of credit expire on December 31, 2033 and June 30, 2034. The balances as of March 31, 2023 and December 31, 2022 also included $28.2 million and $26.3 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions.
A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$363,177	$585,881
Restricted cash	36,621	34,272
Total	$399,798	$620,153

7.    LONG-TERM DEBT
The following table presents the components of long-term debt on our condensed consolidated balance sheets (in thousands):

	Weighted Average Interest Rate	March 31, 2023	December 31, 2022
Equipment Notes	12.0%	$263,249	$270,000
Total debt		263,249	270,000
Less: Total unamortized deferred financing costs and debt discount		15,845	16,760
Less: Current maturities of long-term debt		27,006	27,006
Long-term debt		$220,397	$226,234
Maturities of our debt for the next five years are as follows (in thousands):

Maturities
Remainder of 2023	$20,255
2024	45,767
2025	40,760
2026	35,111
2027	23,211
2028 and Thereafter	98,145
Total	$263,249
2022-1 Equipment Note Financing
On October 14, 2022, Wheels Up Partners LLC, our indirect subsidiary (“WUP LLC”), issued $270.0 million aggregate principal amount of 12% fixed rate equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes were issued for net proceeds (before transaction-related expense) of $259.2 million. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029, unless redeemed earlier by WUP LLC. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum and balloon payments due at each maturity date. The Equipment Notes are secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries.
The Equipment Notes were sold pursuant to a Note Purchase Agreement, dated as of October 14, 2022 (the “Note Purchase Agreement”), and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). The Note Purchase Agreement and the Indentures and related guarantees contain certain covenants, including a liquidity covenant that requires the Company to maintain minimum liquidity of $125 million, a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on, among other things: (i) certain acquisitions, mergers or disposals of its assets; (ii) making certain investments or entering into certain transactions with affiliates; (iii) prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions; and (iv) paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. WUP LLC is also obligated to cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross-collateralized by the other aircraft for which Equipment Notes were issued under the Indentures. The maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default under the Note Purchase Agreement and each Indenture and the related guarantees. As of March 31, 2023, we were in compliance with the covenants under the Note Purchase Agreement and each Indenture and the related guarantees.
As of March 31, 2023, the carrying value of the aircraft that are subject to first-priority liens under the Equipment Notes was $323.4 million.
Interest and principal payments on the Equipment Notes are payable quarterly on each January 15, April 15, July 15 and October 15, which began on January 15, 2023. Amortization expense for debt discounts and deferred financing costs of $0.9 million was recorded in interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2023.

8.    FAIR VALUE MEASUREMENTS
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

Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$268,940	$—	$—	268,940
Total assets	$268,940	$—	$—	$268,940

Liabilities:
Warrant liability - Public Warrants	$400	$—	$—	$400
Warrant liability - Private Warrants	—	226	—	226
Equipment Notes	—	—	263,249	263,249
Total liabilities	$400	$226	$263,249	$263,875

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$230,626	$—	$—	$230,626
Treasury bills	199,700	—	—	199,700
Total assets	$430,326	$—	$—	$430,326

Liabilities:
Warrant liability - Public Warrants	$479	$—	$—	$479
Warrant liability - Private Warrants	—	272	—	272
Equipment Notes	—	270,000	—	270,000
Total liabilities	$479	$270,272	$—	$270,751
The carrying amount of cash equivalents approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The estimated fair value of the Equipment Notes is categorized as a Level 3 valuation. We considered the relatively short time period between the issuance of the Equipment Notes and the measurement date of March 31, 2023, as well as the estimated fair value of aircraft subject to first priority liens under the Equipment Notes to determine the fair value of the Equipment Notes as of March 31, 2023.
The warrants were accounted for as a liability in accordance with Accounting Standards Codification 815-40 (see Note 11). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, we used Level 1 inputs for the Public Warrants (as defined below) and Level 2 inputs for the Private Warrants (as defined below). We valued the Private Warrants by applying the valuation technique of a Monte Carlo simulation model to reflect the redemption conditions. The Private Warrants are substantially similar to the Public Warrants, but are not directly traded or quoted on an active trading market.

The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$479	$272	$751
Change in fair value of warrant liability	(80)	(45)	(125)
Fair value as of March 31, 2023	$399	$227	$626

9.    LEASES
Leases primarily pertain to certain controlled aircraft, corporate headquarters and operational facilities, including aircraft hangars, which are all accounted for as operating leases. We sublease an aircraft hangar at Cincinnati/Northern Kentucky International Airport from Delta. Certain of these operating leases have renewal options to further extend for additional time periods at our discretion.
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
The components of net lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$11,694	$9,102
Short-term lease costs	2,486	5,293
Variable lease costs	5,833	4,362
Total lease costs	$20,013	$18,757
Lease costs related to leased aircraft and operational facilities are included in cost of revenue in the consolidated statements of operations. Lease costs related to leased corporate headquarters and other office space including expenses for non-lease components are included in general and administrative expense in the consolidated statements of operations.
Sublease income is presented in general and administrative expenses in the consolidated statements of operations. Sublease income was not material for either of the three month periods ended March 31, 2023 and 2022.
Supplemental cash flow information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$10,102	$9,119
Right-of-use assets obtained in exchange for operating lease obligations	$5,420	$37,180

Supplemental balance sheet information related to leases are as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	6.1	5.9
Weighted-average discount rate:
Operating leases	9.1%	9.0%
Maturities of lease liabilities, as of March 31, 2023, were as follows (in thousands):

Year ending December 31,	Operating Leases
2023 (remaining)	$27,104
2024	33,849
2025	19,937
2026	12,293
2027	8,168
2028 and Thereafter	43,054
Total lease payments	144,405
Less: Imputed interest	(37,723)
Total lease obligations	$106,682
10.    STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Pursuant to the Wheels Up Experience Inc. certificate of incorporation, we are authorized to issue 2,500,000,000 shares of Class A common stock, par value of $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share. Holders of Class A common stock are entitled to one vote per share.
As of March 31, 2023, we have nine equity-based compensation plans that were approved by the board of directors of WUP prior to the Business Combination (as defined below), which collectively constitute the “WUP Management Incentive Plan”, and the Wheels Up Partners Holdings LLC Option Plan, which is the “WUP Option Plan.” Following the consummation of the Business Combination (as defined below), no new grants can be made under the WUP Management Incentive Plan or WUP Option Plan.
In connection with the Business Combination (as defined below), the board of directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “2021 LTIP”), for employees, consultants and other qualified persons.
On June 30, 2022, the Board adopted the Wheels Up Experience Inc. 2022 Inducement Grant Plan (the “2022 Inducement Plan”) to be used for a one-time employment inducement grant for our Chief Financial Officer, Todd Smith, pursuant to New York Stock Exchange Rule 303A.08. The maximum number of awards that could be granted under the 2022 Inducement Plan were 2,051,282 shares of Class A common stock, which were all granted in the form of restricted stock units to Mr. Smith on July 1, 2022. Restricted stock unit awards granted under the 2022 Inducement Grant Plan contain generally the same terms as other restricted stock unit awards granted under the 2021 LTIP during the fiscal year ended December 31, 2022.
WUP Management Incentive Plan
WUP Profits Interests
As of March 31, 2023, an aggregate of 31.3 million WUP profits interests have been authorized and issued under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Class A common stock. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and immediately exchanged for the maximum number of shares of Class A common stock. The actual number of shares of Class A common stock received upon exchange of such WUP profits interests will depend on the trading price per share of Class A common stock at the time of such exchange.
The following table summarizes the WUP profits interests activity under the WUP management incentive plan as of March 31, 2023:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2023	28,813	$0.42
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of March 31, 2023	28,813	$0.42
The weighted-average remaining contractual term as of March 31, 2023, for WUP profits interests outstanding was approximately 8.3 years.
The following table summarizes the status of non-vested WUP profits interests as of March 31, 2023:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP profits interests as of January 1, 2023	1,697	$0.42
Granted	—	—
Vested	(1,430)	0.45
Forfeited	—	—
Non-vested WUP profits interests as of March 31, 2023	267	$0.24
The total unrecognized compensation cost related to non-vested WUP profits interests was nominal as of March 31, 2023 and is expected to be recognized over a weighted-average period of 0.4 years. The total fair value for WUP profits interests that vested was approximately $0.6 million for the three months ended March 31, 2023.
WUP Option Plan
As of March 31, 2023, the number of WUP stock options authorized and issued in aggregate under the WUP Option Plan was 17.5 million. Each outstanding stock option is exercisable for one share of Class A common stock.

The following table summarizes the activity under the WUP Option Plan as of March 31, 2023:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2023	12,984	$7.51	$1.20
Granted	—	—	—
Exercised	—	—	—
Forfeited	(86)	7.27	0.73
Expired	—	—	—
Outstanding WUP stock options as of March 31, 2023	12,898	$7.51	$1.20
Exercisable WUP stock options as of March 31, 2023	11,974	$7.46	$1.13
The aggregate intrinsic value as of March 31, 2023, for WUP stock options that were outstanding and exercisable was nil, respectively.
The weighted-average remaining contractual term as of March 31, 2023, for WUP stock options that were outstanding and exercisable was approximately 6.4 years and 6.3 years, respectively.
The following table summarizes the status of non-vested WUP stock options as of March 31, 2023:

	Number of WUP Stock Options	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP stock options as of January 1, 2023	1,044	$2.00
Granted	—	—
Vested	(115)	1.13
Expired	—	—
Forfeited	(6)	1.60
Non-vested WUP stock options as of March 31, 2023	923	$2.11
The total unrecognized compensation cost related to non-vested WUP stock options was $0.7 million as of March 31, 2023 and is expected to be recognized over a weighted-average period of 0.4 years. The total fair value for WUP stock options that vested was $0.1 million for the three months ended March 31, 2023.
2021 LTIP
As of March 31, 2023, an aggregate of 27.3 million shares were authorized for issuance under the 2021 LTIP.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity under the 2021 LTIP related to RSUs as of March 31, 2023:

	Number of RSUs(1)	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2023	16,162	$3.46
Granted(2)	15,136	0.63
Vested	(2,142)	3.92
Forfeited	(1,334)	3.75
Non-vested RSUs as of March 31, 2023	27,822	$1.87
(1)     RSU awards granted under the 2022 Inducement Grant Plan contain generally the same terms as other RSU awards granted under the 2021 LTIP during the fiscal year ended December 31, 2022. The number of RSUs and weighted-average grant date fair value include 2,051,282 RSUs granted under the 2022 Inducement Grant Plan in July 2022, of which 683,760 RSUs had vested as of January 1, 2023 and the remaining 1,367,522 RSUs are scheduled to vest in equal installments on December 30, 2023 and December 30, 2024, subject to continued service through each such vesting date.
(2)     RSU awards granted during the three months ended of March 31, 2023 are liability classified because such awards are contingent on receipt of approval by the Company’s stockholders of the Amended and Restated Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the "Amended and Restated 2021 LTIP”) at the Company’s 2023 annual meeting of stockholders (the “2023 Annual Meeting”). If the Company’s stockholders do not approve the Amended and Restated 2021 LTIP at the 2023 Annual Meeting, the Compensation Committee of the Board will settle such awards in cash upon vesting based on the fair market value per share of Class A common stock on the applicable vesting date.

The total unrecognized compensation cost related to non-vested RSUs was $42.7 million as of March 31, 2023 and is expected to be recognized over a weighted-average period of 1.4 years. The total fair value for RSUs that vested was approximated $8.4 million for the three months ended March 31, 2023.
Performance-Based Restricted Stock Units (“PSUs”)
Under the terms of the non-vested PSUs granted to certain employees, upon the achievement of certain pre-determined performance objectives, each PSU may settle into shares of our Class A common stock. The PSUs will vest, if at all, upon the actual achievement of the related performance objective, subject to specified change of control exceptions.
The following table summarizes the activity under the 2021 LTIP related to PSUs as of March 31, 2023:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2023	957	$2.17
Granted(1)	1,262	0.63
Vested	(133)	2.50
Forfeited	—	—
Non-vested PSUs as of March 31, 2023(2)	2,086	$1.22
(1)     PSU awards granted during the three months ended March 31, 2023 are liability classified because such awards are contingent on receipt of approval by the Company’s stockholders of the Amended and Restated 2021 LTIP at the 2023 Annual Meeting. If the Company’s stockholders do not approve the Amended and Restated 2021 LTIP at the 2023 Annual Meeting, the Compensation Committee of the Board will settle such awards in cash upon vesting based on the fair market value per share of Class A common stock on the applicable vesting date.
(2)    Non-vested PSUs reflected in the table above include approximately 0.6 million of the PSUs reflected in this table may settle into shares of our Class A common stock equal to 0-120% of the PSUs and 1.3 million PSUs that may settle into shares of Class A common stock equal to 0-200% of the PSUs, in each case based on the level of performance.
Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. Total unrecognized compensation cost related to non-vested PSUs was $2.5 million as of March 31, 2023. As of

March 31, 2023, the achievement of the performance objectives associated with unvested awards was deemed not probable of being achieved and, accordingly, no compensation cost has been recognized. Compensation cost recognized during the three months ended March 31, 2023 associated with PSUs which vested during the period was $0.1 million.
RSUs Subject to Market-Based Vesting Conditions (“Market-Based RSUs”)
Under the terms of the non-vested Market-Based RSUs granted to certain employees each Market-Based RSU may settle into shares of our Class A common stock. The Market-Based RSUs will vest, if at all, based on the closing trading price per share of our Class A common stock over any 30 consecutive trading day-period that occurs prior to the end date specified in the underlying award agreement, subject to continued service through each such vesting date.
The grant-date fair value of outstanding Market-Based RSUs, using a Monte Carlo simulation model, was $0.3 million. The derived service period for such Market-Based RSUs began on June 8, 2022 with a weighted average period of 3.8 years. Based on the Class A common stock trading price, the market conditions for the outstanding Market-Based RSUs were not met, and no shares vested as of March 31, 2023. The total unrecognized compensation cost related to such Market-Based RSUs was $0.2 million as of March 31, 2023 and is expected to be recognized over 3.0 years.
Wheels Up Stock Options
The following table summarizes the activity under the 2021 LTIP related to Wheels Up stock options as of March 31, 2023:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2023	768	$10.00	$4.75
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of March 31, 2023	768	$10.00	$4.75
Exercisable Wheels Up stock options as of March 31, 2023	768	$10.00	$4.75
The aggregate intrinsic value as of March 31, 2023, for Wheels Up stock options that were outstanding and exercisable was nil.
The weighted-average remaining contractual term as of March 31, 2023, for Wheels Up stock options that were outstanding and exercisable was approximately 4.6 years, respectively. All Wheels Up stock options vested in prior periods.
Equity-Based Compensation Expense
Compensation expense for WUP profits interests recognized in the condensed consolidated statements of operations was $0.1 million and $0.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Compensation expense for WUP restricted interests recognized in the condensed consolidated statements of operations was nil and $0.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Compensation expense for WUP stock options under the WUP Option Plan and Wheels Up stock options under the 2021 LTIP recognized in the condensed consolidated statements of operations was $0.5 million and $3.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Compensation expense for RSUs, PSUs, and Market-Based RSUs recognized in the condensed consolidated statements of operations was $5.7 million and $9.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,179	$4,432
Technology and development	484	641
Sales and marketing	700	2,701
General and administrative	9,175	14,780
Total equity-based compensation expense	$11,538	$22,554
Earnout Shares
On July 13, 2021 (the “Closing Date”), we consummated the transactions contained in the Agreement and Plan of Merger with Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company, dated as of February 1, 2021, as amended on May 6, 2021 (the “Business Combination”). As part of the Business Combination, existing holders of WUP equity, including certain holders of WUP profits interests and restricted interests, but excluding holders of WUP stock options, have the right to receive up to an aggregate of 9 million additional shares of our Class A common stock in three equal tranches, which are issuable upon the achievement of share price thresholds of $12.50, $15.00 and $17.50 for any 20 trading days within a period of 30 consecutive trading days within five years of the Closing Date, respectively (the “Earnout Shares”). Earnout Shares are not attributable to any equity compensation plan.
Earnout Shares that are attributable to WUP profits interests and restricted interests require continued employment as of the date on which each of the Earnout Share market conditions are met. There have been no forfeitures of Earnout Shares as of March 31, 2023.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Closing Date and is a weighted-average period of 1.7 years.
Based on the Class A common stock trading price, the market conditions were not met, and no Earnout Shares vested as of March 31, 2023. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was $1.4 million and $9.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Treasury Stock
As of March 31, 2023 and December 31, 2022, we had 2,644,415 shares of treasury stock. Treasury stock has historically consisted of shares of Class A common stock withheld to settle employee taxes due upon the vesting of RSUs and WUP restricted interests, none of which occurred during the three months ended March 31, 2023.

11.    WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 public warrants (“Public Warrants”) and 4,529,950 private warrants (“Private Warrants”). On the Closing Date, Wheels Up assumed the warrants. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Public Warrants and Private Warrants became exercisable on September 25, 2021, which was 12 months from the closing of the Aspirational initial public offering, and expire on July 13, 2026 or earlier upon redemption or liquidation.
In connection with the Business Combination, we filed a Registration Statement on Form S-1 that was declared effective by the SEC on August 24, 2021, as amended by Post-Effective Amendment No. 1 thereto that was declared effective by the SEC on March 21, 2022, as further amended by Post-Effective Amendment No. 2 to Form S-1 on Form S-3 filed with the SEC on July 20, 2022, and as further amended by Post-Effective Amendment No. 3 to Form S-1 on Form S-3 that was declared effective by the SEC on August 10, 2022 (collectively, the “Selling Stockholder Registration Statement”). The Selling Stockholder Registration Statement relates to the issuance of an aggregate of 12,521,494 shares of Class A common stock underlying the Public Warrants and Private Warrants. As of March 31, 2023, there have not been any warrants exercised and 12,521,494 remain outstanding.

12.    NON-CONTROLLING INTERESTS
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
The calculation of non-controlling interests was as follows:

	March 31, 2023		December 31, 2022
Number of WUP common units held by Wheels Up(1)	251,613,698	100.0%	249,338,569	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—%	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	251,613,698	100.0%	249,338,569	100.0%
(1) WUP common units represent an equivalent ownership of Class A common stock outstanding.
(2) Based on the closing price of Class A common stock on the last trading day of the period covered by this Quarterly Report, there would be no WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of March 31, 2023.
Weighted-average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was 0.0% and 0.4% for the three months ended March 31, 2023 and March 31, 2022, respectively.

13.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to various legal actions arising in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we believe to be immaterial as of March 31, 2023, does not become material in the future.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to our activity. As of March 31, 2023 and December 31, 2022, we estimate the potential exposure to such tax liability was $10.5 million and $10.4 million, respectively, the expense for which was included in accrued expenses on the condensed consolidated balance sheets and cost of revenue in the condensed consolidated statements of operations as of and for the applicable periods presented.

14.    RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred expenses of $0.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, from transactions related to a commercial cooperation agreement with our stockholder Delta. As of March 31, 2023 and December 31, 2022, $2.9 million and $2.4 million, respectively, were included in Accrued expenses on the condensed consolidated balance sheets related to transactions associated with the commercial cooperation agreement.
Other transactions with related parties during the three months ended March 31, 2023 and 2022 were immaterial individually and in the aggregate for financial reporting purposes.

15.    RESTRUCTURING AND RELATED CHARGES
On March 1, 2023, we announced a restructuring plan (the “Restructuring Plan”) as part of our previously announced focus on implementing cost reductions and improving the efficiency of our operations, which consisted of a reduction in headcount (excluding pilots, maintenance and operations-support personnel). We estimated that we would incur approximately $14 million in total pre-tax charges in connection with the Restructuring Plan, primarily related to severance payments, employee benefits and equity-based compensation.
As of March 31, 2023, we have incurred $17.7 million of charges associated with the Restructuring Plan related to severance payments, employee benefits and equity-based compensation, which represents substantially all cash and non-cash charges expected under the Restructuring Plan. During the three months ended December 31, 2022, we recorded $7.2 million of expenses related to actions taken in the fourth quarter of 2022 and in connection with the Restructuring Plan. During the three months ended March 31, 2023, $10.5 million of expenses related to the Restructuring Plan were recorded in the Company’s condensed consolidated statement of net income, as follows (in thousands):

Cost of revenue	$755
Technology and development	2,299
Sales and marketing	5,379
General and administrative	2,058
Total restructuring expenses	$10,491
Approximately $2.7 million of charges associated with the Restructuring Plan remained unpaid and were included within Accrued expenses in the Company’s condensed consolidated balance sheet as of March 31, 2023 and are expected to be paid during the second quarter of fiscal 2023.

16.    INCOME TAXES
We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income or loss from WUP, as well as any standalone income or loss Wheels Up generates. WUP is treated as a partnership for U.S. federal and most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, any taxable income or loss generated by WUP is passed through to and included in the taxable income or loss of its members, including Wheels Up. We are also subject to income taxes in the various foreign jurisdictions in which we operate.
We recorded income tax expense of $0.2 million for the three months ended March 31, 2023, and $0 for the three months ended March 31, 2022. The effective tax rate was (0.2) % for the three months ended March 31, 2023, and 0% for the three months ended March 31, 2022. Our effective tax rate for the three months ended March 31, 2023 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized and geographical mix of our earnings.
We currently expect the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, the Company has not provided for the tax effect, if any, of limited outside basis differences of its foreign subsidiaries. If these foreign earnings are repatriated to the U.S., or if the Company determines that such earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in a future period, additional tax provisions may be required.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of March 31, 2023, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions and treats the tax effects of GILTI as a current period expense in the period incurred.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA Act”), which is effective January 1, 2023 and contains provisions implementing a 15% minimum corporate income tax and a 1% excise tax on stock repurchases. While we are continuing to evaluate the impact of the IRA Act, at this time, we do not believe it will have a material impact on our consolidated financial statements.

17.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(100,866)	$(88,653)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	253,345,272	244,609,635
Basic and diluted net loss per share of Class A common stock	$(0.40)	$(0.36)
There were no dividends declared or paid during each of the three months ended March 31, 2023 or 2022.
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
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2023	2022
Warrants	12,521,494	12,521,494
Earnout Shares	9,000,000	9,000,000
RSUs(1)	27,852,662	15,633,060
Stock options	13,665,147	16,193,621
Total anti-dilutive securities	63,039,303	53,348,175
(1) Includes RSUs, PSUs and CEO Market-Based RSUs outstanding as of March 31, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report and our audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report. Unless the context otherwise requires, references in this MD&A section to “Wheels Up”, “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries.
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
Flight revenue includes both retail and wholesale charter. Wheels Up has one of the largest and most diverse mix of available aircraft in the industry. As of March 31, 2023, we had over 200 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets, approximately half of which are Wheels Up branded aircraft. As of March 31, 2023, we also had a managed fleet across all private aircraft cabin classes of over 100 aircraft and an extensive network of third-party operators available in our program fleet from whom we can access over 1,200 additional safety vetted and verified partner aircraft.
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
Membership revenue is generated from initiation and annual renewal fees across three different annual subscription tiers — Connect, Core and Business — each of which is designed to provide the varying services required across a range of existing and potential private flyers. Core membership is ideal for the more frequent individual private flyer who wants guaranteed availability and pricing, high-touch account management, capped rates and values ultimate convenience and flexibility. The Business membership is best suited for companies of any size that want a broader group of individuals in their organization to be able to book and fly, while also requiring maximum flexibility to meet their business needs. Our Business customers include companies that fully-outsource their private travel solution to Wheels Up, including but not necessarily managing their privately owned aircraft, and those that use Wheels Up to serve or supplement their in-house flight desks. We have offered Core and Business memberships with guaranteed aircraft availability and fixed rate pricing since our inception. The Connect membership, our introductory tier, offers variable rate pricing on a per trip basis and is designed for the consumer with less frequent flight needs or who has more flexibility in their schedule or does not seek capped rate pricing. All membership options provide access through the Wheels Up mobile app to on-demand charter flights, dynamic pricing, a variety of Shared Flights, empty-leg Hot Flights, Shuttles and The Community, an online platform of members-only forums to facilitate flight sharing, enabling members to reduce their cost of flying private. In addition, customers can qualify for Delta Air Lines, Inc. (“Delta”) miles in the Delta SkyMiles Program as part of their membership.
In addition, non-member customers now have access to a full-scale marketplace of private aircraft through the Wheels Up mobile app, available on iOS and Android where they can view real-time dynamic pricing for available aircraft classes, making it possible to instantaneously search, book and fly. These flyers are not required to purchase a membership but may pay additional transaction fees not applicable to members and do not receive membership benefits. In addition, non-member flyers do not have aircraft availability guarantees as members do and flights are priced dynamically at rates that are not capped.
We also manage aircraft for owners in exchange for a recurring contractual fee. Under the terms of many of our management agreements, in addition to owners utilizing their own aircraft, the managed aircraft may be used by us to fulfill member and non-member flights on a revenue sharing arrangement with the owner. Revenue associated with the management of aircraft also includes the recovery of owner incurred expenses, as well as the recharging of certain incurred aircraft operating costs.
We earn other revenue from sales of whole aircraft, group charter, cargo, maintenance, repair and operations (“MRO”), ground services and fixed-base operator (“FBO”) activities. In addition, other revenue includes safety and security revenue, flight management software subscription fees from third-party operators for access to our proprietary cloud-based flight management system, UP FMS, sponsorships and partnership fees, and special missions revenue, including government, defense, emergency and medical transport.
Recent Developments
Operational Efficiency and Cost Reduction Initiatives
Member Program Changes
On May 9, 2023, we announced changes to our member program that we expect will better serve members and customers, while also improving our operational efficiency and flight margins. These member program changes include, among others, creating two primary service areas – one East of the Mississippi River and one focused in the Western region of the country – that we believe will allow us to better position our King Air and Light, Mid and Super-Midsize jet fleets to enhance flight experience and member service in our primary operating areas. We will continue to provide flight services to all regions in the United States. Regions outside of our primary service areas will be dynamically priced at competitive market rates. We currently expect these latest member program changes to take effect in June 2023. The nature of these program changes could cause financial variability in the short-term during the period of implementation. However, we believe that these program changes will support our previously announced goal of delivering positive Adjusted EBITDA in 2024.
Certificate Consolidation and Operational Efficiency Efforts
We expect the consolidation of our FAA operating certificates will simplify our flight operations by harmonizing our procedures across the entire company versus the multiple operating silos that exist today. In February 2023, we consolidated the legacy Alante Air Charter operations and our Cessna CJ3 aircraft onto one certificate. We anticipate that our certificate consolidation and related operational efficiency efforts will contribute meaningfully to our service delivery and financial results in future periods. In addition, we have also implemented changes to our aircraft fleet management and maintenance operations intended to improve the efficiency of our operations and the availability of our aircraft. We are also conducting a strategic review to further simplify our business and focus on our core charter operations, which could include divesting some of our non-core assets.
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
Atlanta Member Operations Center
In October 2022, we announced our plan to relocate significant elements of our member operations team from Columbus, Ohio to Atlanta, Georgia, which will include construction of a 34,000 square foot Member Operations Center (the “Atlanta Member Operations Center”) and the relocation of certain employees to the Atlanta area. Establishment of the Atlanta Member Operations Center is expected to centralize our critical functions with the goal of better serving our members and customers. The Atlanta Member Operations Center is expected to open on May 15, 2023.
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
Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest income (expense), (ii) income tax expense, (iii) depreciation and amortization, (iv) equity-based compensation expense, (v) acquisition and integration related expenses and (vi) other items not indicative of our ongoing operating performance, including but not limited to, restructuring charges. We include Adjusted EBITDA as a supplemental measure for assessing operating performance and for the following:
•To be used in conjunction with bonus program target achievement determinations, strategic internal planning, annual budgeting, allocating resources and making operating decisions; and
•To provide useful information for historical period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and variable amounts.

The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(100,866)	$(89,040)
Add back (deduct)
Interest expense	8,119	—
Interest income	(3,821)	(77)
Income tax expense	188	—
Other expense, net	(145)	30
Depreciation and amortization	14,445	14,228
Change in fair value of warrant liability	(125)	(3,631)
Equity-based compensation expense	11,538	22,554
Acquisition and integration expense(1)	2,034	3,834
Restructuring charges(2)	10,491	2,674
Atlanta Member Operations Center set-up expense(3)	6,960	—
Certificate consolidation expense(4)	2,647	—
Other(5)	(380)	—
Adjusted EBITDA	$(48,915)	$(49,428)
__________________
(1)Consists of expenses incurred associated with acquisitions as well as integration-related charges incurred within one year of acquisition date primarily related to system conversions, re-branding costs and fees paid to external advisors.
(2)For the three months ended March 31, 2023, includes restructuring charges related to the Restructuring Plan and other strategic business initiatives. For the three months ended March 31, 2022, includes restructuring charges for employee separation programs following strategic business decisions.
(3)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations.
(4)Consists of expenses incurred to execute our consolidation of our FAA operating certificates.
(5)Includes collections of certain aged receivables which were added back to Net Loss in the reconciliation presented for the three and twelve months ended December 31, 2022.

Adjusted Contribution and Adjusted Contribution Margin
We calculate Adjusted Contribution as gross profit (loss) excluding depreciation and amortization and adjusted further for equity-based compensation included in cost of revenue and other items included in cost of revenue that are not indicative of our ongoing operating performance. Adjusted Contribution Margin is calculated by dividing Adjusted Contribution by total revenue. We include Adjusted Contribution and Adjusted Contribution Margin as supplemental measures for assessing operating performance and for the following:
•To be used to understand our ability to achieve profitability over time through scale and leveraging costs; and
•To provide useful information for historical period-to-period comparisons of our business and to identify trends.

The following table reconciles Adjusted Contribution to gross profit (loss), which is the most directly comparable U.S. GAAP measure (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Revenue	$351,812	$325,635
Less: Cost of revenue	(353,791)	(332,758)
Less: Depreciation and amortization	(14,445)	(14,228)
Gross profit (loss)	$(16,424)	$(21,351)
Gross margin	(4.7)%	(6.6)%
Add back:
Depreciation and amortization	$14,445	$14,228
Equity-based compensation expense in cost of revenue	1,179	4,432
Restructuring expense in cost of revenue(1)	755	—
Atlanta Member Operations Center set-up expense in cost of revenue(2)	3,799	—
Certificate consolidation expense in cost of revenue(3)	2,601	—
Adjusted Contribution	$6,355	$(2,691)
Adjusted Contribution Margin	1.8%	(0.8)%
__________________
(1)For the three months ended March 31, 2023, includes restructuring charges related to the Restructuring Plan and other strategic business initiatives. For the three months ended March 31, 2022, includes restructuring charges for employee separation programs following strategic business decisions.
(2)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations.
(3)Consists of expenses incurred to execute our consolidation of our FAA operating certificates.

Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	As of March 31,
	2023	2022	% Change
Active Members	12,285	12,424	(1)%

	Three Months Ended March 31,
	2023	2022	% Change
Active Users	13,336	12,547	6%

Live Flight Legs	15,389	17,626	(13)%

Flight revenue per Live Flight Leg	$15,060	$13,410	12%
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
Components of Results of Our Operations
The key components of our results of operations include:
Revenue
Revenue is derived from flight, membership, aircraft management and other services.
Flight revenue consists of retail and wholesale flights and certain related fees and surcharges. Members can either pay as they fly or prepay for flights when they purchase a Prepaid Block.
Membership revenue is comprised of a one-time initiation fee paid at the commencement of a membership and recurring annual dues. In the first year of membership, a portion of the initiation fee is applied to annual dues. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the customer relationship period, which is estimated to be three years as of March 31, 2023. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues are deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles Program as part of their membership, then a portion of the membership fee is allocated at contract inception.
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
General and Administrative
General and administrative expense primarily consists of compensation expenses, including allocable portions of equity-based compensation and related benefits for our executive, finance, human resources and legal teams, and other personnel performing administrative functions. General and administrative expense also includes corporate office rent expense, third-party professional fees, acquisition and integration related expenses, and any other cost or expense incurred not deemed to be related to cost of revenue, sales and marketing expense or technology and development expense.
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
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability consists of unrealized gain (loss) on warrants assumed as part of the business combination consummated on July 13, 2021 between Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”), and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination’), including 7,991,544 public warrants (“Public Warrants”) and 4,529,950 private warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”).
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

Results of Our Operations
The following table sets forth our results of operations for each of the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2023	2022	$	%
Revenue	$351,812	$325,635	$26,177	8.0%

Costs and expenses:
Cost of revenue	353,791	332,758	21,033	6.3%
Technology and development	15,873	11,191	4,682	41.8%
Sales and marketing	25,803	23,243	2,560	11.0%
General and administrative	39,416	38,904	512	1.3%
Depreciation and amortization	14,445	14,228	217	1.5%
Gain on sale of aircraft held for sale	(866)	(1,971)	1,105	(56.1)%
Total costs and expenses	448,462	418,353	30,109	7.2%

Loss from operations	(96,650)	(92,718)	(3,932)	4.2%

Other income (expense):
Change in fair value of warrant liability	125	3,631	(3,506)	(96.6)%
Interest income	3,821	77	3,744	n/m
Interest expense	(8,119)	—	(8,119)	n/m
Other expense, net	145	(30)	175	n/m
Total other income (expense)	(4,028)	3,678	(7,706)	(209.5)%

Loss before income taxes	(100,678)	(89,040)	(11,638)	13.1%

Income tax expense	(188)	—	(188)	n/m

Net loss	(100,866)	(89,040)	(11,826)	13.3%
Less: Net loss attributable to non-controlling interests	—	(387)	387	(100.0)%
Net loss attributable to Wheels Up Experience Inc.	$(100,866)	$(88,653)	$(12,213)	13.8%
__________________
n/m - Not meaningful

Revenue
Revenue increased by 8.0%, or $26.2 million, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, as follows (in thousands, except percentages).

	Three Months Ended March 31,		Change in
	2023	2022	$	%
Membership	$21,680	$20,647	$1,033	5.0%
Flight	231,762	236,363	(4,601)	(1.9)%
Aircraft management	63,694	60,506	3,188	5.3%
Other	34,676	8,119	26,557	327.1%
Total	$351,812	$325,635	$26,177	8.0%
Membership revenue increased 5.0% year-over-year. The 1% decrease in Active Members year-over-year was offset by a higher mix of Core members combined with lower incentives on memberships.
The decrease in Flight revenue was primarily driven by a 13% decrease in Live Flight Legs year-over-year, which resulted in a $30.0 million reduction to revenue during the period, partially offset by a 12% increase in flight revenue per Live Flight Leg, which drove $25.4 million of year-over-year revenue increase. The decrease in Flight revenue for the three months ended March 31, 2023 was partially offset by $10.7 million of fuel surcharge revenue, which we began collecting effective April 1, 2022 and modified to a fuel surcharge indexed to fuel prices effective June 1, 2022, as well as $8.5 million of flight revenue attributable to Air Partner plc (“Air Partner”), which we acquired on April 1, 2022.
The increase in Aircraft management revenue was primarily attributable to an increase in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which stemmed from an increase in operating costs.
The increase in Other revenue was primarily attributable to a $9.6 million increase in sales of aircraft inventory and a $14.3 million increase attributable to Air Partner for the three months ended March 31, 2023.
Cost of Revenue
Cost of revenue increased by $21.0 million, or 6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in cost of revenue is primarily attributable sales of aircraft inventory, cost of revenue attributable to Air Partner and one-time expenses associated with certificate consolidation and set-up of our Atlanta Member Operations Center. The increase was partially offset by a decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period.
Adjusted Contribution Margin decreased 260 basis points for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which was primarily attributable to fixed costs while we experienced lower live flight legs combined with cost pressures impacting us and the industry, partially offset by increased whole aircraft sales during the period. Specifically, reduced maintenance availability, which can result in lower utility or higher procurement costs, increased crew travel costs and wage inflation each contributed to the decline in Adjusted Contribution Margin. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.
Other Operating Expenses
Technology and Development
Technology and development expenses increased by $4.7 million, or 41.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily attributable to a $6.3 million increase in employee compensation and allocable costs, including $2.3 million of one-time charges associated with the

Restructuring Plan. The increase was also attributable to a $1.3 million increase in enterprise software expense and $1.0 million of expenses attributable to Air Partner. The increase was partially offset by a $1.3 million decrease in IT equipment spend.
Sales and Marketing
Sales and marketing expenses increased by $2.6 million, or 11.0%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily attributable to $7.2 million of expenses attributable to Air Partner, of which $1.2 million were one-time charges incurred associated with the Restructuring Plan, as well as $0.9 million of other one-time charges associated with the Restructuring Plan charges. The increase was partially offset by a $2.0 million decrease in equity-based compensation associated with historical awards which vested prior to or within the current period, a $1.1 million decrease in events spending, a $1.7 million decrease in employee compensation and allocable costs, due in part to the effect of the Restructuring Plan, and a $0.5 million decrease in advertising spend.
General and Administrative
General and administrative expenses increased by $0.5 million, or 1.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily attributable to $5.5 million of expenses attributable to Air Partner, $5.4 million in one-time restructuring charges associated with the Restructuring Plan, a $2.7 million increase year-over-year, and $0.7 million in one-time costs related to the set-up of the Atlanta Member Operations Center. The increase was also attributable to a $1.8 million increase in acquisition and integration charges and a $0.9 million increase in professional fees. The increases were partially offset by a $5.7 million decrease in equity-based compensation associated with historical awards which vested prior to or within the current period, a $3.5 million decrease in acquisition-related consulting charges and a $1.9 million decrease in legal-related charges.
Depreciation and Amortization
Depreciation and amortization expenses were relatively flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Interest Income
Interest income increased by $3.7 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was attributable to higher rates of interest earned on cash equivalents in money market funds.
Interest Expense
Interest expense was $8.1 million for the three months ended March 31, 2023 with no comparable amount in the three months ended March 31, 2022. The increase was attributable to the Equipment Notes (as defined below) issued in October 2022.
Other Expense, Net
Other expense, net was relatively flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the Business Combination and debt financing transactions, and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of March 31, 2023, we had $363.2 million of cash and cash equivalents, which were primarily invested in money market funds, and $36.6 million of restricted cash.
Long-Term Debt
From time to time, we obtain debt financing to, among other things, refinance or purchase aircraft or fund our strategic growth initiatives. In October 2022, Wheels Up Partners LLC, our indirect subsidiary ("WUP LLC"), entered into a Note Purchase Agreement, dated as of October 14, 2022 (“Note Purchase Agreement”), pursuant to which WUP LLC issued $270.0 million aggregate principal amount of the equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum and balloon payments due at each maturity date. Interest and principal payments on the Equipment Notes are payable quarterly on each January 15, April 15, July 15 and October 15, which began on January 15, 2023. The Equipment Notes are secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries.
The Equipment Notes were sold pursuant to the Note Purchase Agreement, and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). The Note Purchase Agreement and the Indentures and related guarantees contain certain covenants, including a liquidity covenant that requires the Company to maintain minimum liquidity of $125 million, a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on, among other things: (i) certain acquisitions, mergers or disposals of its assets; (ii) making certain investments or entering into certain transactions with affiliates; (iii) prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions; and (iv) paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. WUP LLC is also obligated to cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances.
As of March 31, 2023, approximately $263.2 million aggregate principal amount of Equipment Notes were outstanding and the carrying value of the aircraft that are subject to first-priority liens under the Equipment Notes was $323.4 million.
Cash Flows
The following table summarizes our cash flows for each of the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(202,482)	$(121,216)
Net cash used in investing activities	$(11,035)	$(119,552)
Net cash provided by (used in) financing activities	$(6,752)	$(6,107)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(86)	$—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(220,355)	$(246,875)
Cash Flow from Operating Activities
The cash outflow from operating activities consisted of our net loss, net of non-cash items of $25.9 million and the balance from an increase in net operating assets and liabilities. During the three months ended March 31, 2023, we sold $99.9 million of Prepaid Blocks compared to $174.6 million during the three months ended March 31, 2022. The year-over-year decrease in Prepaid Block purchases was primarily attributable to normalization of supply versus demand for aviation services.

Cash Flow from Investing Activities
The cash outflow from investing activities was primarily attributable to $16.7 million for capital expenditures, including $8.0 million of software development costs. The cash outflow was partially offset by $5.7 million in proceeds from the sale of aircraft that were classified as held for sale.
Cash Flow from Financing Activities
The cash outflow from financing activities was attributable to the payment of principal on the Equipment Notes.
Contractual Obligations and Commitments
As of March 31, 2023, our principal commitments consisted of contractual cash obligations under the Equipment Notes, operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars, and ordinary course arrangements involving our obligation to provide services for which we have already received deferred revenue. For further information on the Equipment Notes, see “—Long-Term Debt” above and Note 7, Long-Term Debt of the Notes to Condensed Consolidated Financial Statements included herein. For further information about our lease obligations, see Note 9, Leases of the Notes to Condensed Consolidated Financial Statements included herein. For further information about deferred revenue, see Note 2, Revenue of the Notes to Condensed Consolidated Financial Statements included herein.
Critical Accounting Policies and Estimates
For further information on our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
For further information on recent accounting pronouncements, see Note 1, Summary of Business and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates, aircraft fuel and foreign currency exchange. There has not been any material change to the information included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the on-going remediation efforts associated with the material weaknesses in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) and the need for impacted controls to operate for a sufficient period of time and for management to conclude, through testing, that the controls are designed and operating effectively.
Notwithstanding the pending remediation efforts described below, based on additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Remediation Plans to Address Material Weaknesses
To date, we have implemented certain measures to address the controls and procedures deficiencies identified in Item 9A of the Annual Report. These measures include (i) adding key personnel, (ii) improving our internal controls around financial systems and processes and (iii) designing and operating user access and change management controls. We intend to take additional steps to remediate the deficiencies identified in Item 9A of the Annual Report and further evolve our internal controls and processes.
Since the date of the Annual Report, we have taken the following steps as part of our remediation plan:
•implemented preventative controls to better ensure segregation of duties; and
•improved system capabilities around posting of journal entries, enhancing journal entry review and approval controls.
Our remediation plan includes the following actions that management intends to undertake during the remainder of the fiscal year ending December 31, 2023:
•ensuring that the IT general controls specific to all key systems supporting financial reporting, including user access reviews, are consistently operating and evidenced; and
•formalizing our accounting policies and ensuring training of relevant personnel on the importance of internal controls and compliance with policies.
We are working aggressively and prioritizing the above actions to complete our remediation plan before the end of the second quarter of the fiscal year ending December 31, 2023, but no later than the end of the fiscal year. As we continue to evaluate and improve the applicable controls, management may take additional remedial measures or modify the remediation plan described above. We believe that these actions, when fully implemented, will remediate the deficiencies identified in Item 9A of the Annual Report. The deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
Changes in Internal Control over Financial Reporting
Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes to the significant risk factors and uncertainties known to the Company and disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Certificate of Incorporation of Wheels Up Experience Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
3.2	Amended and Restated By-Laws of Wheels Up Experience Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.1*†^	Offer Letter, dated July 19, 2022, by and between Mark Briffa and Air Partner Limited (including the Director’s Service Agreement attached as Annex A thereto and Amendment No. 1 thereto).
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
**	Furnished herewith
†	Identifies each management contract or compensatory plan or arrangement.
^	Certain private and confidential information have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted private or confidential information to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: May 9, 2023		/s/ Kenneth Dichter
	Name:	Kenneth Dichter
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Todd Smith
Date: May 9, 2023	Name:	Todd Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)