Form 10-Q
period 2023-06-30
Wheels Up Experience Inc.
filed 2023-08-14
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-04321
WHEELS UP EXPERIENCE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-1617611 (I.R.S. Employer Identification No.)

601 West 26th Street, Suite 900, New York, New York (Address of Principal Executive Offices)	10001 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 257-5252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	UP	New York Stock Exchange
Redeemable warrants, each warrant exercisable for 1/10th of one share of Class A common stock at an exercise price of $115.00 per whole share of Class A common stock	WSUPW	OTCPK*
*    On July 7, 2023, the New York Stock Exchange filed a Form 25 with the U.S. Securities and Exchange Commission to delist the redeemable publicly-traded warrants.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of August 11, 2023, 25,376,094 shares of Class A common stock, $0.0001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up Experience Inc. (“Wheels Up”, or “we”, “us”, or “our”), that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the expectations, hopes, beliefs, intentions or strategies of Wheels Up regarding the future, including, without limitation, statements regarding: (i) Wheels Up’s ability to continue as a going concern, (ii) the expected impact of any potential acquisitions or divestitures, investments, financings, restructurings or other strategic transactions involving Wheels Up or its subsidiaries or affiliates, including realizing any anticipated benefits relating to any such transactions and any potential impacts on the trading prices and trading market for Wheels Up’s Class A common stock, par value $0.0001 per share (“Common Stock”); (iii) Wheels Up’s liquidity, future cash flows, measures intended to increase Wheels Up’s operational efficiency and certain restrictions related to its debt obligations; (iv) the impact of Wheels Up’s cost reduction efforts on its business and results of operations, including the timing and magnitude of such expected reductions and any associated expenses in relation to liquidity levels and working capital needs; (v) Wheels Up’s ability to perform under its contractual obligations and maintain or establish relationships with third-party vendors and suppliers; (vi) the impact of the goodwill impairment charge recognized for the three months ended June 30, 2023 or future impairment losses due to changes in business or market conditions impacting the Wheels Up's forecasts or the market price per share of Common Stock, which may adversely impact the perception of Wheels Up held by stockholders, investors, members and customers, or impact the Company's business, results of operations, financial condition or the market price and volatility of the Company's Common Stock; (vii) the degree of market acceptance and adoption of Wheels Up’s products and services, including member program changes implemented in June 2023; (viii) the size, demands and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve those markets; (ix) Wheels Up’s ability to compete with other companies engaged in the private aviation industry and to attract and retain customers; and (x) general economic and geopolitical conditions, including due to fluctuations in interest rates, inflation, foreign currencies, consumer and business spending decisions, and general levels of economic activity. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that could cause actual events and results to differ materially from those contained in such forward-looking statements, including those described in our Annual Report on Form 10-K for the year ended December 31, 2022 under Part I, Item 1A — “Risk Factors,” in this Quarterly Report under Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made, and Wheels Up undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, changes in expectations, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.
EXPLANATORY NOTE REGARDING REVERSE STOCK SPLIT
Following approval by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on May 31, 2023 (the “Annual Meeting”), the Board of Directors of the Company (the “Board”) approved a reverse stock split of Wheels Up’s outstanding shares of Common Stock, at a reverse stock split ratio of 1-for-10 (the “Reverse Stock Split”) and contemporaneously with the Reverse Stock Split, a proportionate reduction in the number of authorized shares of Common Stock from 2.5 billion shares of Common Stock to 250 million shares (the “Authorized Share Reduction”), each of which became effective immediately after the close of trading on The New York Stock Exchange (the “NYSE”) on June 7, 2023. The Company’s total stockholders’ equity, in the aggregate, did not change as a result of the Reverse Stock Split and Authorized Share Reduction. In addition, the par value for the Company’s Common Stock remained unchanged. Holders of Common Stock who would otherwise have held fractional shares because the number of shares of Common Stock they held before the Reverse Stock Split was not evenly divisible by the reverse stock split ratio received cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of issuance of such fractional shares. The Company has adjusted the presentation of all periods covered by the condensed consolidated financial statements contained herein to give retroactive effect to the Reverse Stock Split, including adjustments to per share net loss and other per share of Common Stock amounts.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$151,828	$585,881
Accounts receivable, net	85,352	112,383
Other receivables	3,872	5,524
Parts and supplies inventories, net	23,423	29,000
Aircraft inventory	5,383	24,826
Aircraft held for sale	12,388	8,952
Prepaid expenses	53,626	39,715
Other current assets	14,001	13,338
Total current assets	349,873	819,619
Property and equipment, net	401,021	394,559
Operating lease right-of-use assets	91,409	106,735
Goodwill	282,133	348,118
Intangible assets, net	130,588	141,765
Other non-current assets	131,147	112,429
Total assets	$1,386,171	$1,923,225

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$26,504	$27,006
Accounts payable	52,110	43,166
Accrued expenses	115,864	148,945
Deferred revenue, current	828,607	1,075,133
Other current liabilities	47,632	49,968
Total current liabilities	1,070,717	1,344,218
Long-term debt, net	210,051	226,234
Operating lease liabilities, non-current	71,323	82,755
Warrant liability	5	751
Other non-current liabilities	21,256	17,347
Total liabilities	1,373,352	1,671,305

Commitments and contingencies (Note 14)

Equity:
Common Stock, $0.0001 par value; 250,000,000 authorized; 25,622,496 and 25,198,298 shares issued and 25,357,196 and 24,933,857 common shares outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3

Additional paid-in capital	1,563,672	1,545,530
Accumulated deficit	(1,537,332)	(1,275,873)
Accumulated other comprehensive loss	(5,834)	(10,053)
Treasury stock, at cost, 265,300 and 264,441 shares, respectively	(7,690)	(7,687)
Total Wheels Up Experience Inc. stockholders’ equity	12,819	251,920
Non-controlling interests	—	—
Total equity	12,819	251,920
Total liabilities and equity	$1,386,171	$1,923,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$335,062	$425,512	$686,874	$751,147

Costs and expenses:
Cost of revenue	327,903	408,898	681,694	741,656
Technology and development	14,430	14,606	30,303	25,797
Sales and marketing	23,149	33,688	48,952	56,931
General and administrative	40,065	46,973	79,481	85,877
Depreciation and amortization	15,123	16,134	29,568	30,362
Gain on sale of aircraft held for sale	(2,621)	(663)	(3,487)	(2,634)
Impairment of goodwill	70,000	—	70,000	—
Total costs and expenses	488,049	519,636	936,511	937,989

Loss from operations	(152,987)	(94,124)	(249,637)	(186,842)

Other income (expense):
Loss on extinguishment of debt	(870)	—	(870)	—
Change in fair value of warrant liability	621	2,129	746	5,760
Interest income	1,865	405	5,686	482
Interest expense	(7,658)	—	(15,777)	—
Other expense, net	(1,580)	(850)	(1,435)	(880)
Total other income (expense)	(7,622)	1,684	(11,650)	5,362

Loss before income taxes	(160,609)	(92,440)	(261,287)	(181,480)

Income tax benefit (expense)	16	(320)	(172)	(320)

Net loss	(160,593)	(92,760)	(261,459)	(181,800)
Less: Net loss attributable to non-controlling interests	—	—	—	(387)
Net loss attributable to Wheels Up Experience Inc.	$(160,593)	$(92,760)	$(261,459)	$(181,413)

Net loss per share of Common Stock (Note 18)
Basic and diluted	$(6.28)	$(3.80)	$(10.27)	$(7.42)

Weighted-average shares of Common Stock outstanding:
Basic and diluted	25,570,200	24,408,604	25,446,199	24,434,744
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(160,593)	$(92,760)	$(261,459)	$(181,800)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,296	(8,318)	4,219	(8,318)
Comprehensive loss	(157,297)	(101,078)	(257,240)	(190,118)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(387)
Comprehensive loss attributable to Wheels Up Experience Inc.	$(157,297)	$(101,078)	$(257,240)	$(189,731)
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2022	25,198,298	$3	$1,545,530	$(1,275,873)	$(10,053)	264.441	$(7,687)	$—	$251,920
Equity-based compensation	—	—	9,951	—	—	—	—	1,259	11,210
Change in non-controlling interests allocation	—	—	1,259	—	—	—	—	(1,259)	—
Issuance of Common Stock upon settlement of restricted stock units	227,513	—	—	—	—	—	—	—	—
Net loss	—	—	—	(100,866)	—	—	—	—	(100,866)
Other comprehensive income (loss)	—	—	—	—	923	—	—		923
Balance as of March 31, 2023	25,425,811	$3	$1,556,740	$(1,376,739)	$(9,130)	264,441	$(7,687)	$—	$163,187
Equity-based compensation	—	—	6,592	—	—	—	—	12	6,604
Change in non-controlling interests allocation	—	—	12	—	—	—	—	(12)	—
Reclassification of equity awards	—	—	328	—	—	—	—	—	328
Issuance of Common Stock upon settlement of restricted stock units	196,685	—	—	—	—	—	—	—	—
Reverse stock split fractional shares	—	—	—	—	—	859	(3)	—	(3)
Net loss	—	—	—	(160,593)	—	—	—	—	(160,593)
Other comprehensive income (loss)	—	—	—	—	3,296	—	—	—	3,296
Balance as of June 30, 2023	25,622,496	$3	$1,563,672	$(1,537,332)	$(5,834)	265,300	$(7,690)	$—	$12,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2021	24,583,457	$2	$1,450,862	$(720,713)	$—	—	$—	$6,077	$736,228
Equity-based compensation	—	—	13,659	—	—	—	—	8,895	22,554
Change in non-controlling interests allocation	—	—	11,743	—	—	—	—	(11,743)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	168,238	(6,107)	—	(6,107)
Issuance of Common Stock upon settlement of restricted stock units	7,673	—	—	—	—	—	—	—	—
Net loss	—	—	—	(88,653)	—	—	—	(387)	(89,040)
Balance as of March 31, 2022	24,591,130	$2	$1,476,264	$(809,366)	$—	168,238	$(6,107)	$2,842	$663,635
Equity-based compensation	—	—	12,328	—	—	—	—	8,453	20,781
Change in non-controlling interests allocation	—	—	11,295	—	—	—	—	(11,295)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	23,086	(582)	—	(582)
Issuance of Common Stock upon settlement of restricted stock units	27,625	—	—	—	—	—	—	—	—
Net loss	—	—	—	(92,760)	—	—	—	—	(92,760)
Other comprehensive loss	—	—	—	—	(8,318)	—	—	—	(8,318)
Balance as of June 30, 2022	24,618,755	$2	$1,499,887	$(902,126)	$(8,318)	191,324	$(6,689)	$—	$582,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(261,459)	$(181,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,568	30,362
Equity-based compensation	18,142	43,335
Amortization of deferred financing costs and debt discount	1,124	—
Change in fair value of warrant liability	(746)	(5,760)
Gain on sale of aircraft held for sale	(3,487)	(2,634)
Loss on extinguishment of debt	870	—
Impairment of goodwill	70,000	—
Other	1,519	200
Changes in assets and liabilities:
Accounts receivable	27,698	(17,394)
Parts and supplies inventories	5,637	(2,754)
Aircraft inventory	(2,008)	(30,464)
Prepaid expenses	(14,499)	(9,442)
Other non-current assets	(16,420)	(27,496)
Accounts payable	9,166	9,345
Accrued expenses	(32,393)	(6,979)
Deferred revenue	(248,358)	67,391
Other assets and liabilities	3,976	(6,085)
Net cash used in operating activities	(411,670)	(140,175)

Cash flows from investing activities
Purchases of property and equipment	(12,201)	(76,464)
Purchases of aircraft held for sale	(961)	(43,774)
Proceeds from sale of aircraft held for sale, net	24,981	27,135
Acquisitions of businesses, net of cash acquired	22	(75,093)
Capitalized software development costs	(12,924)	(12,901)
Other	172	—
Net cash used in investing activities	(911)	(181,097)

Cash flows from financing activities
Purchase of shares for treasury	(3)	(6,689)
Repayments of long-term debt	(18,680)	—
Net cash used in financing activities	(18,683)	(6,689)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(540)	(4,345)

Net decrease in cash, cash equivalents and restricted cash	(431,804)	(332,306)
Cash, cash equivalents and restricted cash, beginning of period	620,153	786,722
Cash, cash equivalents and restricted, cash end of period	$188,349	$454,416

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,097	$—
The accompanying notes are an integral part of these condensed consolidated financial statement

WHEELS UP EXPERIENCE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Wheels Up Experience Inc. (together with its consolidated subsidiaries, “Wheels Up”, the “Company”, “we”, “us”, or “our”) is a leading provider of on-demand private aviation in the United States (“U.S.”) and one of the largest private aviation companies in the world. Wheels Up offers a complete global aviation solution with a large, modern and diverse fleet, backed by an uncompromising commitment to safety and service. Customers can access membership programs, charter, aircraft management services and whole aircraft sales, as well as unique commercial travel benefits through a strategic partnership with Delta Air Lines, Inc. (“Delta”). Wheels Up also offers freight, safety and security solutions and managed services to individuals, industry, government and civil organizations.
Wheels Up is guided by the mission to connect private flyers to aircraft, and one another, through an open platform that seamlessly enables life’s most important experiences. Powered by a global private aviation marketplace connecting its base of approximately 12,000 members and customers to a network of approximately 1,500 safety-vetted and verified private aircraft, Wheels Up is widening the aperture of private travel for millions of consumers globally. With the Wheels Up mobile app and website, members and customers have the digital convenience to search, book and fly.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of June 30, 2023, its results of operations, including its comprehensive loss and stockholders' equity for the three months ended June 30, 2023 and 2022, and its results of operations, including its comprehensive loss and stockholders' equity and its cash flows for the six months ended June 30, 2023 and 2022. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.
Immediately after the close of business on the NYSE on June 7, 2023, the Reverse Stock Split and Authorized Share Reduction became effective. Accordingly, the presentation of all periods covered by the condensed consolidated financial statements contained herein have been adjusted to give retroactive effect to the Reverse Stock Split, including adjustments to per share net loss and other per share of Common Stock amounts.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. We consolidate Wheels Up MIP LLC (“MIP LLC”) and record the profits interests held in MIP LLC that Wheels Up does not own as non-controlling interests (see Note 13). All intercompany transactions and balances have been eliminated in consolidation.
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
Foreign Currency Translation Adjustments
Assets and liabilities of foreign subsidiaries, where the functional currency is not the U.S. dollar, have been translated at period-end exchange rates and profit and loss accounts have been translated using weighted-average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the condensed consolidated balance sheets and the condensed consolidated statements of other comprehensive loss as a cumulative translation adjustment.
Impairment
During the second quarter of 2023, we determined that, because of continued negative cash flows as well as changes in our management and business strategy, there was an indication that the carrying value of the long-lived assets associated with the WUP Legacy reporting unit may not be recoverable. As a result, we performed an undiscounted cash flow analysis of our long-lived assets for potential impairment as of June 1, 2023. Based on the analysis, it was determined that there was no impairment to our long-lived assets.
As a result of the aforementioned factors, we determined that there was an indication that it was more likely than not that the fair value of our WUP Legacy reporting unit was less than its carrying amount. We performed an interim quantitative impairment assessment of goodwill as of June 1, 2023. Using a discounted cash flow approach, we calculated the fair value of WUP Legacy, based on the present value of estimated future cash flows. The significant underlying inputs used to measure the fair value included forecasted revenue growth rates and margins, weighted average cost of capital, normalized working capital level and projected long-term growth rates. As a result of this assessment, we recognized a goodwill impairment charge of $70.0 million relating to the WUP Legacy reporting unit. The decline in the fair value of the reporting unit was primarily due to a more material reduction in working capital than expected during the three months ended June 30, 2023, as well as an increase in the discount rate.
To facilitate reconciliation of the fair value of our reporting units to our market capitalization as of June 1, 2023, we elected to perform a quantitative impairment assessment of the Air Partner reporting unit as of June 1, 2023, using a combination of the discounted cash flow and guideline public company methods, which did not result in impairment to goodwill. Based on the valuation, the fair value of the Air Partner reporting unit exceeded its carrying value by more than 10%.
Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended June 30, 2023 that are of significance or potential significance to us.

2.LIQUIDITY AND GOING CONCERN
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company had cash and cash equivalents of $151.8 million and a working capital deficit of $720.8 million as of June 30, 2023. Net cash used in operating activities was $411.7 million for the six months ended June 30, 2023, and the Company has experienced recurring losses from operations for the six months ended June 30, 2023. Further, the Company’s Note Purchase Agreement and the Indentures (as each is defined in Note 8) and related guarantees contain a liquidity covenant that requires the Company to maintain minimum Adjusted Available Liquidity of $125.0 million as of the end of each fiscal quarter, and the Company’s Letter Agreement contains a liquidity covenant that requires the Company (excluding Air Partner Limited and its subsidiaries) to maintain available cash of at least $5.0 million on any date (see Notes 8 and 19). These conditions, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern for any meaningful period of time after the date of this filing. The condensed consolidated financial statements do not include any adjustments that may result if the Company is unable to continue as a going concern.
Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon management taking several actions to improve its financial position including raising capital, as well as selling a mix of non-core and core assets to strategically optimize our asset base as we execute our member program changes. As discussed further in Note 19, the Company has entered into a secured promissory note with Delta to provide short-term financing to address near-term liquidity needs and the lenders under the Equipment Notes (as defined in Note 8) determined to further extend the grace period for the payment of outstanding principal and interest currently due under the Equipment Notes to August 15, 2023. Additionally, management is actively involved in discussions around strategic business partnerships for the Company, including negotiations to obtain additional financing from third parties. However, as this prospective financing is subject to conditions that are not within the Company’s control, it cannot yet be deemed probable. The Company is also actively reducing spend through implementation of certain previously announced strategic actions including the member program changes that went into effect on June 26, 2023, on-going consolidation of our U.S. Federal Aviation Administration operating certificates and consolidation of our operations via establishing the Atlanta Member Operations Center. Additionally, the Company is evaluating additional opportunities for reduced spend, including but not limited to, reducing capital expenditures, rationalizing its real estate and aircraft lease portfolios, and taking other discrete cost-cutting measures across the business that are not expected to impact the member and customer experience. Management cannot provide any assurance that the Company’s efforts will be successful.
Absent the ability of the Company to obtain additional funding, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for any meaningful period of time after the date of this filing.

3.REVENUE RECOGNITION
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Services transferred at a point in time:
Flights, net of discounts and incentives	$235,284	$284,071	$467,046	$520,434
Aircraft management	46,073	58,307	107,315	116,356
Other	28,138	55,789	59,945	62,967

Services transferred over time:
Memberships	21,478	24,020	43,158	44,667
Aircraft management	2,429	2,411	4,881	4,868
Other	1,660	914	4,529	1,855
Total	$335,062	$425,512	$686,874	$751,147
Revenue in the condensed consolidated statements of operations is presented net of discounts and incentives of $2.4 million and $4.0 million for the three and six ended June 30, 2023, respectively, and $3.5 million and $6.7 million for the three and six ended June 30, 2022, respectively.
Other revenue included within services transferred at a point in time is primarily related to revenue for group charter of $9.5 million, safety and security of $5.7 million and whole aircraft sales of $4.8 million for the three months ended June 30, 2023, and whole aircraft sales of $27.0 million, group charter of $11.1 million and safety and security of $6.7 million for the three months ended June 30, 2022. Other revenue included within services transferred at a point in time is primarily related to revenue for group charter of $15.9 million, whole aircraft sales of $15.4 million and safety and security of $11.5 million for the six months ended June 30, 2023, and whole aircraft sales of $28.0 million, group charter of $11.1 million and safety and security of $6.7 million for the six months ended June 30, 2022.
Contract Balances
Accounts receivable, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Gross receivables from members and customers	$88,830	$112,243
Undeposited funds	3,423	10,122
Less: Allowance for credit losses	(6,901)	(9,982)
Accounts receivable, net	$85,352	$112,383

Deferred revenue consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Flights - Prepaid Blocks	$778,356	$1,023,985
Memberships - annual dues	39,768	43,970
Memberships - initiation fees	3,277	3,899
Flights - credits	2,045	4,246
Other	6,571	775
Deferred revenue - total	830,016	1,076,875

Less: Deferred revenue - current	(828,607)	(1,075,133)
Deferred revenue - non-current	$1,409	$1,742
Changes in deferred revenue for the six months ended June 30, 2023 were as follows (in thousands):

Deferred revenue as of December 31, 2022	$1,076,875
Amounts deferred during the period	304,837
Revenue recognized from amounts included in the deferred revenue beginning balance	(415,892)
Revenue from current period sales	(135,804)
Deferred revenue as of June 30, 2023	$830,016
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2023 were as follows (in thousands):

Remainder of 2023	$276,315
2024	191,854
2025	181,101
2026	180,746
Total	$830,016
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $2.5 million and $4.1 million for the three and six months ended June 30, 2023, respectively, and $5.0 million and $9.3 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023 and December 31, 2022, capitalized sales commissions and referral fees of $5.7 million and $8.7 million, respectively, were included in Other current assets and $0.9 million and $1.3 million, respectively, were included in Other non-current assets on the condensed consolidated balance sheets, respectively. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $3.1 million and $6.8 million for the three and six months ended June 30, 2023, respectively, and $4.2 million and $7.7 million for the three and six months ended June 30, 2022, respectively.

4.PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Aircraft	$559,265	$566,338
Software development costs	77,857	65,303
Leasehold improvements	20,390	11,930
Computer equipment	3,107	3,014
Buildings and improvements	1,424	1,424
Furniture and fixtures	4,029	3,208
Tooling	4,137	3,835
Vehicles	1,850	1,538
	672,059	656,590

Less: Accumulated depreciation and amortization	(271,038)	(262,031)
Total	$401,021	$394,559
Depreciation and amortization expense was $9.7 million and $18.8 million for the three and six months ended June 30, 2023, respectively, and $10.1 million and $19.6 million for the three and six months ended June 30, 2022, respectively.
Amortization expense related to software development costs, included as part of depreciation and amortization expense of property and equipment, was $4.0 million and $6.8 million for the three and six months ended June 30, 2023, and $3.1 million and $5.3 million for the three and six months ended June 30, 2022.

5.ACQUISITIONS
Alante Air Charter, LLC Acquisition
On February 3, 2022, we acquired all of the outstanding equity of Alante Air Charter, LLC (“Alante Air”) for a total purchase price of $15.5 million in cash. Alante Air added 12 Light jets to our controlled fleet and expanded our presence in the Western U.S. Acquisition-related costs for Alante Air of $0.5 million were included in general and administrative expense in the condensed consolidated statements of operations for the three months ended June 30, 2022. The acquisition of Alante Air was determined to be a business combination.
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
Air Partner plc Acquisition
On April 1, 2022, we acquired all of the outstanding equity of Air Partner plc (“Air Partner”) for a total purchase price of $108.2 million in cash. Air Partner is a United Kingdom-based international aviation services group that provides us with operations in 18 locations across four continents. Acquisition-related costs for Air Partner included in general and administrative expense in the condensed consolidated statements of operations for the three months ended June 30, 2022 were immaterial. The acquisition of Air Partner was determined to be a business combination.
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
The amounts allocated to acquired intangible assets and their associated weighted-average amortization periods, which were determined based on the period the assets are expected to contribute directly or indirectly to our cash flows, consisted of the following:

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net revenue	$425,512	$788,966
Net loss	$(91,443)	$(179,132)
Net loss attributable to Wheels Up Experience Inc.	$(91,443)	$(178,756)
Net loss per share(1)	$(3.75)	$(7.32)
(1)     Adjusted for the impact of the Reverse Stock Split

6.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents goodwill carrying value and the change in balance, by reporting unit, during the six months ended June 30, 2023 (in thousands):

	WUP Legacy	Air Partner	Total
Balance as of December 31, 2022(1)	$270,467	$77,651	$348,118
Acquisitions(2)	—	350	350
Impairment(3)	(70,000)	—	(70,000)
Foreign currency translation adjustment	—	3,665	3,665
Balance as of June 30, 2023	$200,467	$81,666	$282,133
(1)    Net of accumulated impairment losses of $180 million, all of which was recognized on the goodwill attributable to the WUP Legacy reporting unit during the year ended December 31, 2022.
(2)    Reflects the current period impact of measurement period adjustments (See Note 5)
(3)    Impairment charge recognized during the second quarter of 2023 as a result of an interim quantitative assessment of goodwill as of June 1, 2023 (See Note 1).

Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$27,644	$52,356
Customer relationships	91,121	30,086	61,035
Trade name	16,161	8,978	7,183
Developed technology	20,556	10,831	9,725
Leasehold interest - favorable	600	91	509
Backlog	1,458	1,169	289
Foreign currency translation adjustment	(749)	(240)	(509)
Total	$209,147	$78,559	$130,588

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$23,644	$56,356
Customer relationships	91,121	24,613	66,508
Non-competition agreement	210	210	—
Trade name	16,161	8,294	7,867
Developed technology	20,556	9,332	11,224
Leasehold interest - favorable	600	80	520
Backlog	1,458	880	578
Foreign currency translation adjustment	(1,662)	(374)	(1,288)
Total	$208,444	$66,679	$141,765
Amortization expense of intangible assets was $5.9 million and $11.8 million for the three and six months ended June 30, 2023, respectively, and $6.5 million and $11.7 million for the three and six months ended June 30, 2022, respectively.
Intangible Liabilities
The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$6,917	$13,083

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$5,917	$14,083

Amortization of intangible liabilities, which reduces amortization expense, was $0.5 million for each of the three months ended June 30, 2023, and 2022, and $1.0 million for each of the six months ended June 30, 2023, and 2022.
Future amortization expense of intangible assets and intangible liabilities held as of June 30, 2023, were as follows (in thousands):

	Intangible Assets	Intangible Liabilities
Remainder of 2023	$11,883	$1,000
2024	23,047	2,000
2025	22,633	2,000
2026	21,767	2,000
2027	17,208	2,000
2028 and Thereafter	34,050	4,083
Total	$130,588	$13,083

7.CASH EQUIVALENTS AND RESTRICTED CASH
Cash Equivalents
As of June 30, 2023 and December 31, 2022, cash equivalents on the condensed consolidated balance sheets were $106.2 million and $430.3 million, respectively, and generally consisted of investments in money market funds, savings and time deposits.
Restricted Cash
As of June 30, 2023 and December 31, 2022, restricted cash, which is presented within Other non-current assets on the condensed consolidated balance sheets, included $7.7 million held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates. The standby letters of credit expire on December 31, 2033 and June 30, 2034. The balances as of June 30, 2023 and December 31, 2022 also included $23.3 million and $26.3 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions.
A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$151,828	$585,881
Restricted cash	36,521	34,272
Total	$188,349	$620,153

8.LONG-TERM DEBT
The following table presents the components of long-term debt on our condensed consolidated balance sheets (in thousands):

	Weighted Average Interest Rate	June 30, 2023	December 31, 2022
Equipment Notes	12.0%	$251,491	$270,000
Total debt		251,491	270,000
Less: Total unamortized deferred financing costs and debt discount		14,936	16,760
Less: Current maturities of long-term debt		26,504	27,006
Long-term debt		$210,051	$226,234
Maturities of our principal debt payments for the next five years are as follows (in thousands):

Maturities
Remainder of 2023	$13,252
2024	45,241
2025	40,234
2026	34,584
2027	22,699
2028 and Thereafter	95,481
Total	$251,491
2022-1 Equipment Note Financing
On October 14, 2022, Wheels Up Partners LLC, our indirect subsidiary (“WUP LLC”), issued $270.0 million aggregate principal amount of 12% fixed rate equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes were issued for net proceeds (before transaction-related expense) of $259.2 million. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029, unless redeemed earlier by WUP LLC. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum and balloon payments due at each maturity date. The Equipment Notes were initially secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries.
The Equipment Notes were sold pursuant to a Note Purchase Agreement, dated as of October 14, 2022 (the “Note Purchase Agreement”), and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). The Note Purchase Agreement and the Indentures and related guarantees contain certain covenants, including a liquidity covenant that requires the Company to maintain minimum Adjusted Available Liquidity (as defined in the Note Purchase Agreement) of $125 million as of the end of each fiscal quarter, a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on, among other things: (i) certain acquisitions, mergers or disposals of its assets; (ii) making certain investments or entering into certain transactions with affiliates; (iii) prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions; and (iv) paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. WUP LLC is also obligated to cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross-collateralized by the other aircraft for which Equipment Notes were issued under the Indentures. The maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default under the Note Purchase Agreement and each Indenture and the related guarantees. As of June 30, 2023, we were in compliance with the covenants under the Note Purchase Agreement and each Indenture and the related guarantees.
Interest and principal payments on the Equipment Notes are payable quarterly on each January 15, April 15, July 15 and October 15, which began on January 15, 2023. During the three months ended June 30, 2023, the Company redeemed in-full the Equipment Notes for two aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $5.0 million. As of June 30, 2023, the carrying value of the 132 aircraft that are subject to first-priority liens under the Equipment Notes was $313.7 million.
Amortization expense for debt discounts and deferred financing costs of $0.9 million and $1.8 million was recorded in interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively.

9.FAIR VALUE MEASUREMENTS
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

Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$106,146	$—	$—	106,146
Total assets	$106,146	$—	$—	$106,146

Liabilities:
Warrant liability - Public Warrants	$3	$—	$—	$3
Warrant liability - Private Warrants	—	2	—	2
Equipment Notes	—	—	251,491	251,491
Total liabilities	$3	$2	$251,491	$251,496

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$230,626	$—	$—	$230,626
Treasury bills	199,700	—	—	199,700
Total assets	$430,326	$—	$—	$430,326

Liabilities:
Warrant liability - Public Warrants	$479	$—	$—	$479
Warrant liability - Private Warrants	—	272	—	272
Equipment Notes	—	270,000	—	270,000
Total liabilities	$479	$270,272	$—	$270,751
The carrying amount of cash equivalents approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The estimated fair value of the Equipment Notes is categorized as a Level 3 valuation. We considered the relatively short time period between the issuance of the Equipment Notes and the measurement date of June 30, 2023, as well as the estimated fair value of aircraft subject to first-priority liens under the Equipment Notes to determine the fair value of the Equipment Notes as of June 30, 2023.
The Warrants (as defined below) were accounted for as a liability in accordance with Accounting Standards Codification 815-40 (see Note 12). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, we used Level 1 inputs for the Public Warrants (as defined below) and Level 2 inputs for the Private Warrants (as defined below). We valued the Private Warrants by applying the valuation technique of a Monte Carlo simulation model to reflect the redemption conditions. The Private Warrants are substantially similar to the Public Warrants, but are not directly traded or quoted on an active trading market. See Note 12 for additional information about the Warrants.

The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$479	$272	$751
Change in fair value of warrant liability	(476)	(270)	(746)
Fair value as of June 30, 2023	$3	$2	$5

10.LEASES
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
The components of net lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$9,641	$9,723	$21,335	$18,825
Short-term lease costs	2,151	9,221	4,637	14,514
Variable lease costs	8,666	4,591	14,499	8,953
Total lease costs	$20,458	$23,535	$40,471	$42,292
Lease costs related to leased aircraft and operational facilities are included in cost of revenue in the condensed consolidated statements of operations. Lease costs related to leased corporate headquarters and other office space including expenses for non-lease components are included in general and administrative expense in the condensed consolidated statements of operations.
Sublease income is presented in general and administrative expenses in the condensed consolidated statements of operations. Sublease income was not material for any of the three and six month periods ended June 30, 2023 and 2022.
Supplemental cash flow information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$18,621	$18,962
Right-of-use assets obtained in exchange for operating lease obligations	$5,454	$42,087

Supplemental balance sheet information related to leases were as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	6.2	5.9
Weighted-average discount rate:
Operating leases	9.2%	9.0%
Maturities of lease liabilities, as of June 30, 2023, were as follows (in thousands):

Year ending December 31,	Operating Leases
2023 (remaining)	$19,148
2024	33,762
2025	19,737
2026	12,061
2027	7,933
2028 and Thereafter	42,882
Total lease payments	135,523
Less: Imputed interest	(35,080)
Total lease obligations	$100,443
11.STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Stockholders’ Equity
Authorized Shares
Pursuant to the Wheels Up Experience Inc. certificate of incorporation, as amended, and after giving effect to the Authorized Share Reduction that became effective on June 7, 2023, we are authorized to issue 250,000,000 shares of Common Stock, and 25,000,000 shares of preferred stock, par value $0.0001 per share. Holders of Common Stock are entitled to one vote per share.
Reverse Stock Split
Following approval by the Company’s stockholders at the Annual Meeting, the Board approved the Reverse Stock Split of Wheels Up’s outstanding shares of Common Stock, at a reverse stock split ratio of 1-for-10 and contemporaneously with the Reverse Stock Split, the Authorized Share Reduction, which provided for a proportionate reduction in the number of authorized shares of Common Stock from 2.5 billion shares of Common Stock to 250 million shares, each of which became effective immediately after the close of trading on the NYSE on June 7, 2023. The Company’s total stockholders’ equity, in the aggregate, did not change as a result of the Reverse Stock Split and Authorized Share Reduction. In addition, the par value for the Company’s Common Stock remained unchanged. Holders of Common Stock who would otherwise have held fractional shares because the number of shares of Common Stock they held before the Reverse Stock Split was not evenly divisible by the reverse stock split ratio received cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of issuance of such fractional shares.
As a result of the Reverse Stock Split, equitable adjustments corresponding to the reverse stock split ratio were made to the number of shares of Common Stock underlying Wheels Up’s outstanding equity awards and the number of shares issuable under Wheels Up’s equity incentive plans, as well as any exercise prices, hurdle amounts or market-based vesting conditions of such equity awards, as applicable. In addition, equitable adjustments corresponding to the reverse stock split ratio of 1-for-10 were made to the Warrants, resulting in each Warrant becoming exercisable for 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock and the stated redemption prices per Warrant being proportionately reduced (see Note 12).
Equity-Based Compensation
As of June 30, 2023, we have nine equity-based compensation plans that were approved by the board of directors of WUP LLC (collectively the “WUP Management Incentive Plan”) prior to the Business Combination (as defined below), as well as the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”). Following the consummation of the Business Combination (as defined below), no new grants can be made under the WUP Management Incentive Plan or WUP Option Plan.
In connection with the Business Combination (as defined below), the Board and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other qualified persons. Following approval by the Board, at the Annual Meeting, the Company’s stockholders approved the Amended and Restated Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Amended and Restated 2021 LTIP”) to increase the aggregate number of shares of Common Stock available for awards made thereunder by 24,150,000 shares (2,415,000 shares after giving effect to the Reverse Stock Split) and amend certain other plan provisions.
On June 30, 2022, the Board adopted the Wheels Up Experience Inc. 2022 Inducement Grant Plan (the “2022 Inducement Plan”) to be used for a one-time employment inducement grant, pursuant to NYSE Rule 303A.08, for Todd Smith, in connection with his appointment to Chief Financial Officer. The maximum number of awards that could be granted under the 2022 Inducement Plan were 2,051,282 shares of Common Stock (205,128 shares of Common Stock after giving effect to the Reverse Stock Split), which were all granted in the form of restricted stock units (“RSUs”) to Mr. Smith on July 1, 2022. Restricted stock unit awards granted under the 2022 Inducement Grant Plan contain generally the same terms as other awards granted under the Original 2021 LTIP during the fiscal year ended December 31, 2022.
WUP Management Incentive Plan
As of June 30, 2023, an aggregate of 3.1 million WUP profits interests have been authorized and issued under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Common Stock. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and immediately exchanged for the maximum number of shares of Common Stock. The actual number of shares of Common Stock received upon exchange of such WUP profits interests will depend on the trading price per share of Common Stock at the time of such exchange.
The following table summarizes the WUP profits interests activity under the WUP management incentive plan as of June 30, 2023:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2023	2,881	$4.16
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of June 30, 2023	2,881	$4.16
The weighted-average remaining contractual term as of June 30, 2023, for WUP profits interests outstanding was approximately 8.0 years.

The following table summarizes the status of non-vested WUP profits interests as of June 30, 2023:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP profits interests as of January 1, 2023	170	$4.19
Granted	—	—
Vested	(147)	4.47
Forfeited	—	—
Non-vested WUP profits interests as of June 30, 2023	23	$2.39
The total unrecognized compensation cost related to non-vested WUP profits interests was nominal as of June 30, 2023 and is expected to be recognized over a weighted-average period of 0.1 years.
WUP Option Plan
As of June 30, 2023, the number of WUP stock options authorized and issued in aggregate under the WUP Option Plan was 1.8 million. Each outstanding stock option is exercisable for one share of Common Stock.
The following table summarizes the activity under the WUP Option Plan as of June 30, 2023:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2023	1,280	$75.10	$12.02
Granted	—	—	—
Exercised	—	—	—
Forfeited	(27)	73.48	8.62
Expired	(10)	72.71	6.74
Outstanding WUP stock options as of June 30, 2023	1,243	$75.16	$12.15
Exercisable WUP stock options as of June 30, 2023	1,198	$74.72	$11.65
The aggregate intrinsic value as of June 30, 2023, for WUP stock options that were outstanding and exercisable was nil.
The weighted-average remaining contractual term as of June 30, 2023, for WUP stock options that were outstanding and exercisable was approximately 6.0 years.

The following table summarizes the status of non-vested WUP stock options as of June 30, 2023:

	Number of WUP Stock Options	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP stock options as of January 1, 2023	105	$19.95
Granted	—	—
Vested	(57)	15.93
Expired	—	—
Forfeited	(2)	16.01
Non-vested WUP stock options as of June 30, 2023	46	$25.06
The total unrecognized compensation cost related to non-vested WUP stock options was $0.2 million as of June 30, 2023 and is expected to be recognized over a weighted-average period of 0.2 years.
Amended and Restated 2021 LTIP
As of June 30, 2023, an aggregate of 5.2 million shares were authorized for issuance under the Amended and Restated 2021 LTIP.
Restricted Stock Units
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to RSUs as of June 30, 2023:

	Number of RSUs(1)	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2023	1,615	$34.63
Granted	2,107	3.02
Vested	(461)	32.28
Forfeited	(416)	26.63
Non-vested RSUs as of June 30, 2023	2,845	$14.43
(1)    RSU awards granted under the 2022 Inducement Grant Plan contain generally the same terms as other RSU awards granted under the Original 2021 LTIP during the fiscal year ended December 31, 2022. The number of RSUs and weighted-average grant date fair value include 205,128 RSUs granted under the 2022 Inducement Grant Plan in July 2022, of which 68,376 RSUs had vested as of January 1, 2023 and the remaining 136,752 RSUs are scheduled to vest in equal installments on December 30, 2023 and December 30, 2024, subject to continued service through each such vesting date.

The total unrecognized compensation cost related to non-vested RSUs was $26.0 million as of June 30, 2023 and is expected to be recognized over a weighted-average period of 1.7 years.
Performance-Based Restricted Stock Units (“PSUs”)
Under the terms of the non-vested PSUs granted to certain employees, upon the achievement of certain pre-determined performance objectives, each PSU may settle into shares of our Common Stock. The PSUs will vest, if at all, upon the actual achievement of the related performance objectives, subject to specified change of control exceptions.
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to PSUs as of June 30, 2023:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2023	96	$21.68
Granted	146	10.22
Vested	(32)	12.17
Forfeited	(67)	16.29
Non-vested PSUs as of June 30, 2023(1)	142	$14.64
(1)     Non-vested PSUs reflected in the table above include approximately 84 thousand of PSUs that may settle in shares of our Common Stock equal to 0-120% of the PSUs and 130 thousand PSUs that may settle into shares of Common Stock equal to 0-200% of the PSUs, in each case based on the level of performance.

Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of June 30, 2023, the achievement of the performance objectives associated with unvested PSUs was deemed not probable of being achieved and, accordingly, $0.3 million of compensation cost has not been recognized.
RSUs Subject to Market-Based Vesting Conditions (“Market-Based RSUs”)
The Company previously granted Market-Based RSUs granted to certain employees, pursuant to the terms of which each Market-Based RSU was settleable into shares of Common Stock. The Market-Based RSUs were subject to vesting, if at all, based on the closing trading price per share of our Common Stock over any 30 consecutive trading day-period that occurred prior to the end date specified in the underlying award agreement, subject to continued service through each such vesting date. Based on the Common Stock trading price, the market conditions for the outstanding Market-Based RSUs were not met, and no shares vested as of June 30, 2023. All outstanding unvested Market-Based RSUs were forfeited and cancelled during the three months ended June 30, 2023.
Wheels Up Stock Options
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to Wheels Up stock options as of June 30, 2023:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2023	77	$100.00	$47.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of June 30, 2023	77	$100.00	$47.52
Exercisable Wheels Up stock options as of June 30, 2023	77	$100.00	$47.52
The aggregate intrinsic value as of June 30, 2023, for Wheels Up stock options that were outstanding and exercisable was nil.
The weighted-average remaining contractual term as of June 30, 2023, for Wheels Up stock options that were outstanding and exercisable was approximately 4.4 years. All Wheels Up stock options vested in prior periods.

Equity-Based Compensation Expense
Compensation expense for WUP profits interests recognized in the condensed consolidated statements of operations was nominal and $0.2 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $0.1 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.
Compensation expense for WUP restricted interests recognized in the condensed consolidated statements of operations was nil and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and nil and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.
Compensation expense for WUP stock options under the WUP Option Plan and Wheels Up stock options under the Amended and Restated 2021 LTIP recognized in the condensed consolidated statements of operations was $0.4 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively.
Compensation expense for RSUs and PSUs recognized in the condensed consolidated statements of operations was $6.2 million and $9.7 million for the three months ended June 30, 2023 and 2022, respectively, and $11.9 million and $18.7 million for the six months ended June 30, 2023 and 2022, respectively.
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,092	$3,307	$2,271	$7,739
Technology and development	673	655	1,157	1,296
Sales and marketing	641	2,857	1,341	5,558
General and administrative	4,198	13,962	13,373	28,742
Total equity-based compensation expense	$6,604	$20,781	$18,142	$43,335
Earnout Shares
On July 13, 2021 (the “Closing Date”), we consummated the transactions contained in the Agreement and Plan of Merger with Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company, dated as of February 1, 2021, as amended on May 6, 2021 (the “Business Combination”). As part of the Business Combination, existing holders of WUP equity, including certain holders of WUP profits interests and restricted interests, but excluding holders of WUP stock options, have the right to receive up to an aggregate of 0.9 million additional shares of our Common Stock in three equal tranches, which are issuable upon the achievement of share price thresholds of $125.00, $150.00 and $175.00 for any 20 trading days within a period of 30 consecutive trading days on or before July 13, 2026, respectively (the “Earnout Shares”). Earnout Shares are not attributable to any equity-based compensation plan.
Earnout Shares are attributable to vested WUP profits interests and restricted interests as of the date each of the Earnout Share market conditions are met. No Earnout Shares have been issued as of June 30, 2023.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Closing Date and had a weighted-average period of 1.7 years.
Based on the Common Stock trading price, the market conditions were not met, and no Earnout Shares vested as of June 30, 2023. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was nil and $9.6 million for the three months ended June 30, 2023 and 2022, respectively, and $1.4 million and $19.1 million for the six months ended June 30, 2023 and 2022, respectively.

Treasury Stock
As of June 30, 2023, we had 265,300 shares of treasury stock. Treasury stock has historically consisted of shares of Common Stock withheld to settle employee taxes due upon the vesting of RSUs and WUP restricted interests, none of which occurred during the three and six months ended June 30, 2023. The increase in treasury stock during the three months ended June 30, 2023 reflects shares of Common Stock acquired from stockholders who would otherwise have held fractional shares because the number of shares of Common Stock they held before the Reverse Stock Split was not evenly divisible by the reverse stock split ratio, which the Company acquired for cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of issuance of such fractional shares of Common Stock.

12.WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”). On the Closing Date, Wheels Up assumed the Warrants. Each whole Warrant entitles the holder to purchase 1/10th share of Common Stock at a price of $115.00 per whole share of Common Stock. The Public Warrants and Private Warrants became exercisable on September 25, 2021, which was 12 months from the closing of the Aspirational initial public offering, and expire on July 13, 2026 or earlier upon redemption or liquidation.
In connection with the Business Combination, we filed a Registration Statement on Form S-1 that was declared effective by the SEC on August 24, 2021, as amended by Post-Effective Amendment No. 1 thereto that was declared effective by the SEC on March 21, 2022, as further amended by Post-Effective Amendment No. 2 to Form S-1 on Form S-3 filed with the SEC on July 20, 2022, and as further amended by Post-Effective Amendment No. 3 to Form S-1 on Form S-3 that was declared effective by the SEC on August 10, 2022 (collectively, the “Selling Stockholder Registration Statement”). The Selling Stockholder Registration Statement relates to the issuance of an aggregate of 1,252,149 shares of Common Stock underlying the Public Warrants and Private Warrants. As of June 30, 2023, there have not been any warrants exercised and 12,521,494 remain outstanding. Subsequent to June 30, 2023, the Public Warrants were delisted from trading on the NYSE and registration under the Exchange Act, effective July 17, 2023.

13.NON-CONTROLLING INTERESTS
MIP LLC is a single purpose entity formed for the purpose of administering and effectuating the award of WUP profits interests to employees, consultants and other qualified persons. Wheels Up is the sole managing member of MIP LLC and, as a result, consolidates the financial results of MIP LLC. We record non-controlling interests representing the ownership interest in MIP LLC held by other members of MIP LLC. In connection with the Business Combination, the Seventh Amended and Restated LLC Agreement of WUP was adopted, allowing members of MIP LLC, subject to certain restrictions, to exchange their vested WUP profits interests for cash or a corresponding number of shares of Common Stock, at the option of Wheels Up, based on the value of such WUP profits interests relative to their applicable participation threshold.
The decision of whether to exchange WUP profits interests for cash or Common Stock is made solely at the discretion of Wheels Up. Accordingly, the WUP profits interests held by MIP LLC are treated as permanent equity and changes in the ownership interest of MIP LLC are accounted for as equity transactions. Future exchanges of WUP profits interests, if settled in shares of Common Stock at the discretion of Wheels Up, will reduce the amount recorded as non-controlling interests and increase additional paid-in-capital on the condensed consolidated balance sheets.
The calculation of non-controlling interests was as follows:

	June 30, 2023		December 31, 2022
Number of WUP common units held by Wheels Up(1)	25,357,196	100.0%	24,933,857	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	25,357,196	100.0%	24,933,857	100.0%
(1) WUP common units represent an equivalent ownership of Common Stock outstanding.
(2) Based on the closing price of Common Stock on the last trading day of the period covered by this Quarterly Report, there would be no WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of June 30, 2023.
Weighted-average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was 0.0% and 0.0% for the three months ended June 30, 2023 and 2022, respectively, and 0.0% and 0.2% for the six months ended June 30, 2023 and 2022, respectively.

14.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to various legal actions arising in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we believe to be immaterial as of June 30, 2023, does not become material in the future.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to our activity. As of June 30, 2023 and December 31, 2022, we estimate the potential exposure to such tax liability was $10.5 million and $10.4 million, respectively, the expense for which was included in accrued expenses on the condensed consolidated balance sheets and in cost of revenue in the condensed consolidated statements of operations as of and for the applicable periods presented.

15.RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred expenses of $0.5 million and $1.1 million for the three and six months ended June 30, 2023, respectively, and nil and $0.3 million for the three and six months ended June 30, 2022, respectively, from transactions related to a commercial cooperation agreement with our stockholder Delta. As of June 30, 2023 and December 31, 2022, nil and $2.4 million, respectively, were included in Accrued expenses on the condensed consolidated balance sheets and $5.0 million and nil, respectively, were included in Other non-current liabilities on the condensed consolidated balance sheets related to transactions associated with the commercial cooperation agreement with Delta.
Other transactions with related parties during each of the three and six months ended June 30, 2023 and 2022 were immaterial individually and in the aggregate for financial reporting purposes.

16.RESTRUCTURING AND RELATED CHARGES
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
As of June 30, 2023, we have incurred $17.7 million of charges associated with the Restructuring Plan related to severance payments, employee benefits and equity-based compensation, which represents all cash and non-cash charges expected under the Restructuring Plan. During the three months ended December 31, 2022, we recorded $7.2 million of expenses related to actions taken in the fourth quarter of 2022 and in connection with the Restructuring Plan. During the six months ended June 30, 2023, $10.5 million of expenses related to the Restructuring Plan were recorded in the Company’s condensed consolidated statement of net income, as follows (in thousands):

Six Months Ended June 30, 2023
Cost of revenue	$755
Technology and development	2,299
Sales and marketing	2,058
General and administrative	5,408
Total restructuring expenses	$10,520
As of June 30, 2023, all charges associated with the Restructuring Plan have been incurred and paid.

17.INCOME TAXES
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
We recorded an income tax benefit of $16 thousand and income tax expense of $0.2 million for the three and six months ended June 30, 2023, respectively, and income tax benefit of $0.3 million for each of the three and six ended June 30, 2022. The effective tax rate was 0.0% for each of the three and six months ended June 30, 2023, and (0.3)% and (0.2)% for the three and six months ended June 30, 2022, respectively. Our effective tax rate for the three and six months ended June 30, 2023 differs from the federal statutory rate of 21%, primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized and geographical mix of our earnings.
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
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of June 30, 2023, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions and treats the tax effects of GILTI as a current period expense in the period incurred.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA Act”), effective as of January 1, 2023, that imposes various provisions including a 15% minimum corporate income tax and a 1% excise tax on stock repurchases. While we are continuing to evaluate the impact of the IRA Act, at this time, we do not believe it will have a material impact on our consolidated financial statements.

18.NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(160,593)	$(92,760)	$(261,459)	$(181,413)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	25,570,200	24,408,604	25,446,199	24,434,744
Basic and diluted net loss per share of Common Stock	$(6.28)	$(3.80)	$(10.27)	$(7.42)
There were no dividends declared or paid during each of the three and six months ended June 30, 2023 and 2022.
Basic and diluted net loss per share were computed using the two-class method. Shares of unvested restricted stock are considered participating securities, because these awards contain a non-forfeitable right to participate equally in any dividends prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. All issued and outstanding shares of restricted stock are included in the weighted-average shares of Common Stock outstanding for all periods presented.
WUP profits interests held by other members of MIP LLC are not subject to the net loss per share calculation until such time the vested WUP profits interests are actually exchanged for shares of Common Stock.
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warrants(1)	1,252,149	1,252,149	1,252,149	1,252,149
Earnout Shares	900,000	900,000	900,000	900,000
RSUs(2)	2,898,439	2,257,409	2,898,439	2,257,409
Stock options	1,320,291	1,594,330	1,320,291	1,594,330
Total anti-dilutive securities	6,370,879	6,003,888	6,370,879	6,003,888
(1)     Each Warrant entitles the holder to purchase 1/10th of one share of Common Stock at a price of $115.00 per whole share of Common Stock.
(2)     Includes RSUs and PSUs outstanding as of June 30, 2023 and RSUs, PSUs and CEO Market-Based RSUs outstanding as of June 30, 2022.

19.SUBSEQUENT EVENTS
Delta Promissory Note
On August 8, 2023, the Company entered into a Secured Promissory Note with Delta (the “Delta Promissory Note”), pursuant to which Delta committed to fund a principal amount of up to $15.0 million, of which we received $10.0 million on August 9, 2023 and $5.0 million on August 11, 2023. The Delta Promissory Note bears interest at a rate of 10% per annum and is payable in kind as compounded interest added to the aggregate principal amount of such note at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2023, and ending on February 4, 2024, the maturity date of the Delta Promissory Note. The Delta Promissory Note is also subject to certain covenants and event of default provisions customary for arrangements of this type. The proceeds of the Delta Promissory Note may be used for general corporate purposes other than payments of principal, interest, fees or other amounts in respect of indebtedness for borrowed money and certain other obligations and liabilities.
Grace Period Extension Letter
In connection with the initial funding of the Delta Promissory Note, on August 9, 2023, WUP LLC entered into a letter agreement (the “Letter Agreement”) with, among others, the lenders under the Equipment Notes, pursuant to which the grace period for the payment of principal and interest due under the Equipment Notes was extended until August 11, 2023. Subsequent to the execution of the Letter Agreement, the lenders under the Loan Agreement have determined to further extend the grace period for the payment of outstanding principal and interest currently due under the Equipment Notes to August 15, 2023. The Letter Agreement provides for certain additional covenants of the Company and its subsidiaries in addition to those set forth in the documents governing the Equipment Notes, including, but not limited to, restrictions on the incurrence of additional indebtedness and liens and a requirement for WUP LLC (excluding Air Partner and its subsidiaries) to maintain at least $5.0 million of available cash at the end of any date. These covenants will cease to apply if the Company consummates a financing transaction or series of financing transactions with at least $350.0 million in aggregate cash proceeds, subject to certain limitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report and our audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report. Unless the context otherwise requires, references in this MD&A section to “Wheels Up”, “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries.
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
We have a diversified and evolving business model generating revenue through flights, membership fees, management of aircraft and other services. We have determined that we operate as one reportable segment, which is private aviation services.
Flight revenue includes both retail and wholesale charter. Wheels Up has one of the largest and most diverse mix of available aircraft in the industry. As of June 30, 2023, we had over 200 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets, approximately half of which are Wheels Up branded aircraft. As of June 30, 2023, we also had a managed fleet across all private aircraft cabin classes of over 100 aircraft and an extensive network of third-party operators available in our program fleet from whom we can access over 1,200 additional safety vetted and verified partner aircraft.
Members pay a fixed quoted amount for flights plus certain incidental or additional costs, if applicable. The quoted amount can be based on a contractual capped hourly rate or dynamically priced based on a number of variables at time of booking. Wholesale customers, such as charter flight brokers and third-party operators, primarily pay a fixed rate for flights. Members are also able to purchase dollar-denominated credits that can be applied to future costs incurred by members, including annual dues, flight services and other incidental costs such as catering and ground transportation (“Prepaid Blocks”). Prepaid Block sales allow us to have a certain amount of revenue visibility into future flight and travel demand, and are an important source of cash for our operations. Members who elect not to purchase a Prepaid Block “pay as they fly” by paying for their flights at the time of booking or shortly after their flights based on then-current market rates.
Membership revenue is generated from initiation and annual renewal fees across three different annual subscription tiers — Connect, Core and Business — each of which is designed to provide the varying services required across a range of existing and potential private flyers. Core membership is ideal for the more frequent individual private flyer who wants guaranteed availability and pricing, high-touch account management, capped rates and values ultimate convenience and flexibility. The Business membership is best suited for companies of any size that want a broader group of individuals in their organization to be able to book and fly, while also requiring maximum flexibility to meet their business needs. Our Business customers include companies that fully-outsource their private travel solution to Wheels Up, including but not necessarily managing their privately owned aircraft, and those that use Wheels Up to serve or supplement their in-house flight desks. We have offered Core and Business memberships with guaranteed aircraft availability and fixed rate pricing since our inception; however, our most recent member program changes announced that became effective on June 26, 2023, limit aircraft availability at fixed rates to certain geographic service regions (see “Member Program Changes” below). The Connect membership, our introductory tier, offers variable rate pricing on a per trip basis and is designed for the consumer with less frequent flight needs or who has more flexibility in their schedule or does not seek capped rate pricing. All membership options provide access through the Wheels Up mobile app to on-demand charter flights, dynamic pricing, a variety of Shared Flights, empty-leg Hot Flights, Shuttles and The Community, an online platform of members-only forums to facilitate flight sharing, enabling members to reduce their cost of flying private. In addition, customers can qualify for Delta Air Lines, Inc. (“Delta”) miles in the Delta SkyMiles Program as part of their membership.
In addition, non-member customers have access to a full-scale marketplace of private aircraft through the Wheels Up mobile app, available on the iOS and Android platforms, where they can view real-time dynamic pricing for available aircraft classes, making it possible to instantaneously search, book and fly. These flyers are not required to purchase a membership but may pay additional transaction fees not applicable to members and do not receive membership benefits. In addition, non-member flyers do not have aircraft availability guarantees as members do and flights are priced dynamically at rates that are not capped.
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
We earn other revenue from sales of whole aircraft, group charter, cargo, maintenance, repair and operations (“MRO”) and ground services and fixed-base operator (“FBO”) activities. In addition, other revenue includes safety and security revenue, flight management software subscription fees from third-party operators for access to our proprietary cloud-based flight management system, UP FMS, sponsorships and partnership fees, and special missions revenue, including government, defense, emergency and medical transport.
Recent Developments
Liquidity Initiatives
Delta Promissory Note
On August 9, 2023, the Company announced that it is actively involved in discussions around strategic business partnerships for the Company, and that on August 8, 2023, the Company entered into a Secured Promissory Note with Delta (the “Delta Promissory Note”). Pursuant to the Delta Promissory Note, Delta committed to fund a principal amount of up to $15.0 million, of which we received $10.0 million on August 9, 2023 and $5.0 million on August 11, 2023. The Delta Promissory Note bears interest at a rate of 10% per annum and is payable in kind as compounded interest added to the aggregate principal amount of such note at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2023 and ending on February 4, 2024, the maturity date of the Delta Promissory Note (the “Note Maturity Date”). See “Liquidity and Capital Resources” below for additional information.
Grace Period Extension Letter
In connection with the initial funding of the Delta Promissory Note, on August 9, 2023, WUP LLC entered into a letter agreement (the “Letter Agreement”) with, among others, the lenders under the Equipment Notes, pursuant to which the grace period for the payment of principal and interest currently due under the Equipment Notes was extended until August 11, 2023. Subsequent to the execution of the Letter Agreement, the lenders under the Loan Agreement determined to further extend the grace period for the payment of outstanding principal and interest currently due under the Equipment Notes to August 15, 2023. See “Liquidity and Capital Resources” below for additional information.
Operational Efficiency and Cost Reduction Initiatives
Member Program Changes
On May 9, 2023, we announced changes to our member program that we expect will better serve members and customers, while also improving our operational efficiency and flight margins. These member program changes took effect on June 26, 2023, and included, among others, the creation of two primary service regions – one East of the Mississippi River and one focused in the Western region of the country – that we believe will allow us to better position our King Air and Light, Mid and Super-Midsize jet fleets to enhance flight experience and member service in our primary operating areas. We continue to provide flight services to all regions in the United States. Areas outside of our primary service regions will be dynamically priced at competitive market rates. These member program changes took immediate effect with respect to new Prepaid Block purchases. However, these changes generally do not apply to Prepaid Blocks purchased prior to effectiveness (the “historical funds”), which members may continue to utilize under prior rule-sets until the historical funds are exhausted. During the period of transition, the Company may experience short-term financial variability, as well as fluctuation in the number of Active Members (as defined below). We believe that these program changes are necessary to support our sustained operations and financial goals.
Certificate Consolidation and Operational Efficiency Efforts
The consolidation of our U.S. Federal Aviation Administration (“FAA”) operating certificates is intended to simplify our flight operations by harmonizing our procedures across the entire company versus the multiple operating silos that exist today. In February 2023, we consolidated the legacy Alante Air Charter operations and our Cessna CJ3 aircraft onto one certificate. We anticipate that our consolidation efforts will be fully completed by the end of 2023. We expect our certificate consolidation and related operational efficiency efforts will contribute meaningfully to our service delivery and financial results in future periods. In addition, we have also implemented changes to our aircraft fleet management and maintenance operations intended to improve the efficiency of our operations and the availability of our aircraft. We are also conducting a strategic review to further simplify our business and focus on our core charter operations, which could include divesting some of our non-core assets.
Restructuring Plan
In March 2023, we announced the adoption of a restructuring plan (the “Restructuring Plan”). The Restructuring Plan was intended to streamline the Company’s organization and reduce headcount in areas of the business that do not directly impact the Company’s operations or its customers’ experience. Excluded from these actions were key operationally focused employee groups such as pilots, maintenance and operations-support personnel.
Atlanta Member Operations Center
On May 15, 2023, we began operating our Member Operations Center in the Atlanta, Georgia area (the “Atlanta Member Operations Center”). Establishment of the Atlanta Member Operations Center is expected to centralize our critical functions with the goal of better serving our members and customers.
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

Adjusted EBITDA
We calculate Adjusted EBITDA as net income (loss) adjusted for (i) interest income (expense), (ii) income tax expense, (iii) depreciation and amortization, (iv) equity-based compensation expense, (v) acquisition and integration related expenses and (vi) other items not indicative of our ongoing operating performance, including but not limited to, restructuring charges. We include Adjusted EBITDA as a supplemental measure for assessing operating performance and for the following:
•To be used in conjunction with bonus program target achievement determinations, strategic internal planning, annual budgeting, allocating resources and making operating decisions; and
•To provide useful information for historical period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and other items not indicative of our ongoing operating performance.
The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(160,593)	$(92,760)	$(261,459)	$(181,800)
Add back (deduct)
Interest expense	7,658	—	15,777	—
Interest income	(1,865)	(405)	(5,686)	(482)
Income tax expense	(16)	320	172	320
Other expense, net	1,580	850	1,435	880
Depreciation and amortization	15,123	16,134	29,568	30,362
Change in fair value of warrant liability	(621)	(2,129)	(746)	(5,760)
Equity-based compensation expense	6,604	20,781	18,142	43,335
Acquisition and integration expenses(1)	74	7,511	2,108	11,345
Restructuring charges(2)	8,201	2,809	18,692	5,483
Atlanta Member Operations Center set-up expense(3)	9,170	—	16,130	—
Certificate consolidation expense(4)	4,873	—	7,520	—
Impairment of goodwill(5)	70,000	—	70,000	—
Other(6)	(491)	—	(871)	—
Adjusted EBITDA	$(40,303)	$(46,889)	$(89,218)	$(96,317)
__________________
(1)Consists of expenses incurred associated with acquisitions, as well as integration-related charges incurred within one year of acquisition date primarily related to system conversions, re-branding costs and fees paid to external advisors.
(2)For the three and six months ended June 30, 2023, includes restructuring charges related to the Restructuring Plan and related strategic business initiatives implemented in the first quarter of 2023, as well as expenses incurred during the second quarter of 2023 to support significant changes to our member programs and certain aspects of our operations, primarily consisting of consultancy fees associated with designing and implementing changes to our member programs, and severance and recruiting expenses associated with executive transitions. For the three and six months ended June 30, 2022, includes restructuring charges for employee separation programs following strategic business decisions.
(3)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023.
(4)Consists of expenses incurred to execute consolidation of our FAA operating certificates primarily including pilot training and retention programs and consultancy fees associated with planning and implementing the consolidation process.
(5)Represents non-cash impairment charge related to goodwill recognized in the second quarter of 2023. See Note 1, Summary of Business and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included herein.
(6)Includes collections of certain aged receivables which were added back to Net Loss in the reconciliation presented for the twelve months ended December 31, 2022.

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
The following table reconciles Adjusted Contribution to gross profit (loss), which is the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$335,062	$425,512	$686,874	$751,147
Less: Cost of revenue	(327,903)	(408,898)	(681,694)	(741,656)
Less: Depreciation and amortization	(15,123)	(16,134)	(29,568)	(30,362)
Gross profit (loss)	(7,964)	480	(24,388)	(20,871)
Gross margin	(2.4)%	0.1%	(3.6)%	(2.8)%
Add back:
Depreciation and amortization	15,123	16,134	29,568	30,362
Equity-based compensation expense in cost of revenue	1,092	3,307	2,271	7,739
Restructuring expense in cost of revenue(1)	—	—	755	—
Atlanta Member Operations Center set-up expense in cost of revenue(2)	7,999	—	11,798	—
Certificate consolidation expense in cost of revenue(3)	1,840	—	4,441	—
Adjusted Contribution	$18,090	$19,921	$24,445	$17,230
Adjusted Contribution Margin	5.4%	4.7%	3.6%	2.3%
__________________
(1)For the six months ended June 30, 2023, includes restructuring charges related to the Restructuring Plan and other strategic business initiatives.
(2)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023.
(3)Consists of expenses incurred to execute consolidation of our FAA operating certificates primarily including pilot training and retention programs and consultancy fees associated with planning and implementing the consolidation process.

Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.

The following table summarizes our key operating metrics:

	As of June 30,
	2023	2022	% Change
Active Members	11,639	12,667	(8)%

	Three Months Ended June 30,
	2023	2022	% Change
Active Users	12,549	13,119	(4)%

Live Flight Legs	18,137	21,705	(16)%

Flight revenue per Live Flight Leg	$12,973	$13,088	(1)%

	Six Months Ended June 30,
	2023	2022	% Change
Live Flight Legs	33,526	38,967	(14)%

Flight revenue per Live Flight Leg	$13,931	$13,356	4%
Active Members
We define Active Members as the number of Connect, Core and Business membership accounts that generated membership revenue and are active as of the end of the reporting period. We use Active Members to assess the adoption of our premium offerings which is a key factor in our penetration of the market in which we operate and a key driver of membership and flight revenue.
Active Users
We define Active Users as Active Members as of the reporting date plus unique non-member consumers who completed a revenue generating flight at least once in the applicable period and excluding wholesale flight activity. While a unique non-member consumer can complete multiple revenue generating flights on our platform in a given period, that unique non-member user is counted as only one Active User. We use Active Users to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the market in which we operate and our growth in revenue.
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

Membership revenue is comprised of a one-time initiation fee paid at the commencement of a membership and recurring annual dues. In the first year of membership, a portion of the initiation fee is applied to annual dues. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the member relationship period, which is estimated to be three years. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues are deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles Program as part of their membership, then a portion of the membership fee is allocated at contract inception.
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
Other revenue primarily consists of (i) sales of whole aircraft, (ii) group charter revenue, (iii) cargo revenue, and (iv) MRO and FBO revenues. In addition, other revenue includes safety and security revenue, flight management software subscription fees from third-party operators for access to UP FMS, fees from third-party sponsorships and partnership fees and special missions revenue, including government, defense, emergency and medical transport.
Costs and Expenses
Costs and expenses consist of the following components:
Cost of Revenue
Cost of revenue primarily consists of direct expenses incurred to provide flight services and facilitate operations, including aircraft lease costs, fuel, crew travel, maintenance and third-party flight costs. Cost of revenue also consists of compensation expenses, including equity-based compensation and related benefits, for employees that directly facilitate flight operations. In addition, cost of revenue includes aircraft owner expenses incurred such as maintenance coordination, cabin crew and pilots, and certain aircraft operating costs such as maintenance, fuel, landing fees and parking.
Technology and Development
Technology and development expense primarily consists of compensation expenses for engineering, product development and design employees, including equity-based compensation and related benefits, expenses associated with ongoing improvements to, and maintenance of, our platform offerings and other technology. Technology and development expense also includes software expenses and technology consulting fees.
Sales and Marketing
Sales and marketing expense primarily consists of compensation expenses in support of sales and marketing such as commissions, salaries, equity-based compensation and related benefits. Sales and marketing expense also includes expenses associated with advertising, promotions of our services, member experience, account management and brand marketing.
General and Administrative
General and administrative expense primarily consists of compensation expenses, including allocable portions of equity-based compensation and related benefits, for our executive, finance, human resources and legal teams, and other personnel performing administrative functions. General and administrative expense also includes any other cost or expense incurred not deemed to be related to cost of revenue, sales and marketing expense or technology and development expense.

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
Gain on Sale of Aircraft Held for Sale
Gain on sale of aircraft held for sale consists of the gain on aircraft previously held as property and equipment and subsequently elected to actively market for sale or aircraft purchased with the intent to sell.
Impairment of Goodwill
Impairment of goodwill consists of any write-off of goodwill during the period. An impairment charge is recorded when the carrying value of a reporting unit exceeds its fair value as of the impairment assessment date. See Note 1, Summary of Business and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included herein.
Loss on extinguishment of debt
Loss on extinguishment of debt consists of fees incurred to extinguish debt instruments in advance of the maturity date.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability consists of unrealized gain (loss) on warrants assumed as part of the business combination consummated on July 13, 2021 between Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”), and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination’), including 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”).
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

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
The following table sets forth our results of operations for each of the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Change in
	2023	2022	$	%
Revenue	$335,062	$425,512	$(90,450)	(21.3)%

Costs and expenses:
Cost of revenue	327,903	408,898	(80,995)	(19.8)%
Technology and development	14,430	14,606	(176)	(1.2)%
Sales and marketing	23,149	33,688	(10,539)	(31.3)%
General and administrative	40,065	46,973	(6,908)	(14.7)%
Depreciation and amortization	15,123	16,134	(1,011)	(6.3)%
Gain on sale of aircraft held for sale	(2,621)	(663)	(1,958)	295.3%
Impairment of goodwill	70,000	—	(70,000)	100.0%
Total costs and expenses	488,049	519,636	(31,587)	(6.1)%

Loss from operations	(152,987)	(94,124)	(58,863)	62.5%

Other income (expense):
Loss on extinguishment of debt	(870)	—	$(870)	100.0%
Change in fair value of warrant liability	621	2,129	(1,508)	(70.8)%
Interest income	1,865	405	1,460	360.5%
Interest expense	(7,658)	—	(7,658)	100.0%
Other expense, net	(1,580)	(850)	(730)	85.9%
Total other income (expense)	(7,622)	1,684	(9,306)	(552.6)%

Loss before income taxes	(160,609)	(92,440)	(68,169)	73.7%

Income tax benefit (expense)	16	(320)	336	(105.0)%

Net loss	(160,593)	(92,760)	(67,833)	73.1%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(160,593)	$(92,760)	$(67,833)	73.1%

Revenue
Revenue decreased for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, as follows (in thousands).

	Three Months Ended June 30,		Change in
	2023	2022	$	%
Membership	$21,478	$24,020	$(2,542)	(10.6)%
Flight	235,284	284,071	(48,787)	(17.2)%
Aircraft management	48,502	60,718	(12,216)	(20.1)%
Other	29,798	56,703	(26,905)	(47.4)%
Total	$335,062	$425,512	$(90,450)	(21.3)%
The decrease in Membership revenue was driven by an 8% decrease in Active Members year-over-year.
The decrease in Flight revenue was primarily driven by a 16% decrease in Live Flight Legs year-over-year, which resulted in a $46.7 million reduction to revenue during the period, and a 1% decrease in flight revenue per Live Flight Leg, which resulted in a $2.1 million decrease in revenue during the period.
The decrease in Aircraft management revenue was primarily attributable to a decrease in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which stemmed from a decrease in the number of aircraft under management, as well as a decrease in owner flying.
The decrease in Other revenue was primarily attributable to a $22.2 million decrease in sales of aircraft inventory, as the Company has reduced its focus on whole aircraft sales, and a $1.6 million decrease in group charter revenue due to lower levels of government flying during the period.
Cost of Revenue
Cost of revenue decreased by $81.0 million, or 20%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
The decrease in cost of revenue was primarily driven by the decrease in revenue during the period, operational efficiencies realized during the period as a result of the operational efficiency initiatives discussed above, as well as a decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period. The decreases were partially offset by one-time expenses associated with the consolidation of our FAA operating certificates and set-up of our Atlanta Member Operations Center.
Adjusted Contribution Margin increased 70 basis points for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily attributable to the realization of cost savings as a result of the Restructuring Plan and discrete cost optimization and operational efficiency measures. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.
Other Operating Expenses
Technology and Development
Technology and development expenses remained relatively flat for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Sales and Marketing
Sales and marketing expenses decreased by $10.5 million, or 31%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily attributable to a $3.5 million decrease in sales commissions driven by the decrease in year-over-year revenues, a $2.6 million decrease in salaries, benefits and allocable expenses primarily associated with decrease in headcount year-over-year, a $2.2 million decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period and a $1.6 million decrease in events spending to support our Adjusted EBITDA profitability goals.
General and Administrative
General and administrative expenses decreased by $6.9 million, or 15%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily attributable to a $9.9 million decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period, as well as forfeitures during the period and a $2.2 million decrease in acquisition and integration charges. The decreases were partially offset by a $4.3 million increase in employee medical benefits and a $1.9 million increase in professional fees associated with executing the Company’s operational efficiency initiatives and designing and implementing our member program changes, as well as severance and recruiting expenses associated with executive transitions.
Depreciation and Amortization
Depreciation and amortization expenses decreased $1.0 million, or 6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily attributable to a $1.8 million decrease in depreciation of aircraft partially offset by a $1.0 million increase in amortization of software development costs.
Impairment of Goodwill
We recorded a non-cash goodwill impairment charge of $70.0 million in the second quarter of 2023, following our interim quantitative goodwill impairment test performed over WUP Legacy as of June 1, 2023. See Note 1, Summary of Business and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included herein.
Interest Income
Interest income increased by $1.5 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was attributable to higher rates of interest earned on cash equivalents in money market funds.
Interest Expense
Interest expense was $7.7 million for the three months ended June 30, 2023 with no comparable amount in the three months ended June 30, 2022. The increase was attributable to the Equipment Notes (as defined below) issued in October 2022.
Other Expense, Net
Other expense, net was relatively consistent for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Results of Our Operations for the Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022
The following table sets forth our results of operations for each of the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Change in
	2023	2022	$	%
Revenue	$686,874	$751,147	$(64,273)	(8.6)%

Costs and expenses:
Cost of revenue	681,694	741,656	(59,962)	(8.1)%
Technology and development	30,303	25,797	4,506	17.5%
Sales and marketing	48,952	56,931	(7,979)	(14.0)%
General and administrative	79,481	85,877	(6,396)	(7.4)%
Depreciation and amortization	29,568	30,362	(794)	(2.6)%
Gain on sale of aircraft held for sale	(3,487)	(2,634)	(853)	32.4%
Impairment of goodwill	70,000	—	70,000	100.0%
Total costs and expenses	936,511	937,989	(1,478)	(0.2)%

Loss from operations	(249,637)	(186,842)	(62,795)	33.6%

Other income (expense):
Loss on extinguishment of debt	(870)	—	$(870)	100.0%
Change in fair value of warrant liability	746	5,760	(5,014)	(87.0)%
Interest income	5,686	482	5,204	n/m
Interest expense	(15,777)	—	(15,777)	100.0%
Other expense, net	(1,435)	(880)	(555)	63.1%
Total other income (expense)	(11,650)	5,362	(17,012)	(317.3)%

Loss before income taxes	(261,287)	(181,480)	(79,807)	44.0%

Income tax benefit (expense)	(172)	(320)	148	(46.3)%

Net loss	(261,459)	(181,800)	(79,659)	43.8%
Less: Net loss attributable to non-controlling interests	—	(387)	387	(100.0)%
Net loss attributable to Wheels Up Experience Inc.	$(261,459)	$(181,413)	$(80,046)	44.1%
________________________
n/m - Not meaningful

Revenue
Revenue decreased for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, as follows (in thousands).

	Six Months Ended June 30,		Change in
	2023	2022	$	%
Membership	$43,158	$44,667	$(1,509)	(3.4)%
Flight	467,046	520,434	(53,388)	(10.3)%
Aircraft management	112,196	121,224	(9,028)	(7.4)%
Other	64,474	64,822	(348)	(0.5)%
Total	$686,874	$751,147	$(64,273)	(8.6)%
The decrease in Membership revenue was driven by an 8% decrease in Active Members year-over-year offset by lower incentives on memberships.
The decrease in Flight revenue was primarily driven by a 14% decrease in Live Flight Legs year-over-year, which resulted in a $72.7 million reduction to revenue during the period offset by a 4% increase in flight revenue per Live Flight Leg, which drove a $19.3 million increase in revenue during the period.
The decrease in Aircraft management revenue was primarily attributable to a decrease in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which resulted from a decrease in owner flying and operating costs.
Cost of Revenue
Cost of revenue decreased by $60.0 million, or 8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in cost of revenue was primarily driven by the decrease in revenue during the period, operational efficiencies realized during the period as a result of the operational efficiency initiatives discussed above, as well as a decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period. The decreases were partially offset by one-time expenses associated with certification consolidation and set-up of our Atlanta Member Operations Center.
Adjusted Contribution Margin increased 130 basis points for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily attributable to the operational efficiency initiatives discussed above. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.
Other Operating Expenses
Technology and Development
Technology and development expenses increased by $4.6 million, or 17%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily attributable to a $7.3 million increase in employee compensation and allocable costs, attributable to increased headcount year-over-year as a result of converting external professionals into full-time employees, as well as $2.3 million of one-time charges incurred during the first quarter of 2023 associated with the Restructuring Plan. The increase was also attributable to a $2.8 million decrease in capitalization of costs related to the development of internal use software, a $2.3 million increase in enterprise software expense and $1.1 million of expenses due to the impact of the Air Partner plc (“Air Partner”) acquisition on April 1, 2022. The increase was partially offset by a $7.9 million decrease in third-party consulting fees.

Sales and Marketing
Sales and marketing expenses decreased by $8.0 million, or 14%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by a $4.2 million decrease in equity-based compensation associated with historical awards which vested prior to or within the current period, a $3.5 million decrease in in sales commissions driven by the decrease in year-over-year revenues, a $3.4 million decrease in employee compensation and allocable costs, due in part to the effect of the Restructuring Plan, a $3.2 million decrease in advertising and events spending to support our profitability goals. The decrease was partially offset by $7.2 million of expenses due to the impact of the Air Partner acquisition on April 1, 2022.
General and Administrative
General and administrative expenses decreased by $6.4 million, or 7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by a $15.6 million decrease in equity-based compensation associated with historical awards which vested prior to or within the current period as well as forfeitures during the period, a $4.0 million decrease in acquisition and integration charges and a $1.9 million decrease in legal-related charges. The decrease was partially offset by $7.5 million increase in employee compensation and allocable costs, primarily attributable to a $5.7 million increase in year-over-year severance charges, as well as a $2.5 million increase in employee medical benefits and a $1.6 million increase in professional fees, primarily associated with executing the Company’s operational efficiency initiatives and designing and implementing our member program changes as well as severance and recruiting expenses associated with executive transition.
Depreciation and Amortization
Depreciation and amortization expenses were relatively flat for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Impairment of Goodwill
We recorded a non-cash goodwill impairment charge of $70.0 million in the second quarter of 2023, following our interim quantitative goodwill impairment test performed over WUP Legacy as of June 1, 2023. See Note 1, Summary of Business and Significant Accounting Policies to Condensed Consolidated Financial Statements included herein.
Interest Income
Interest income increased by $5.2 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was attributable to higher rates of interest earned on cash equivalents in money market funds.
Interest Expense
Interest expense was $15.8 million for the three months ended June 30, 2023. The interest expense during the period was attributable to the Equipment Notes (as defined below) issued in October 2022.
Other Expense, Net
Other expense, net was relatively consistent for six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Liquidity and Capital Resources
Overview and Liquidity Outlook
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the Business Combination and debt financing transactions, and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of June 30, 2023, we had $151.8 million of cash and cash equivalents, which were primarily invested in money market funds, and $36.5 million of restricted cash. We had approximately $251.5 million aggregate principal amount outstanding of Equipment Notes (as defined below) as of June 30, 2023. In addition, we had a working capital deficit of $720.8 million as of June 30, 2023 and net cash used in operating activities was $411.7 million for the six months ended June 30, 2023. We had a working capital deficit of $720.8 million as of June 30, 2023. Based on recurring losses from operations and negative cash flows from operating activities for the six months ended June 30, 2023, as well as current cash and liquidity projections, we have concluded that substantial doubt exists about our ability to continue as a going concern for any meaningful period of time after the date of this filing.
Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon management taking several actions to improve its financial position including raising capital, as well as selling a mix of non-core and core assets, strategically optimizing our asset base as we execute our member program changes. As discussed under “—Short-Term Debt” below, the Company has entered into the Delta Promissory Note to provide short-term financing to address near-term liquidity needs and the lenders under the Equipment Notes (as defined below) determined to further extend the grace period for the payment of outstanding principal and interest currently due under the Equipment Notes to August 15, 2023. Additionally, management is actively involved in discussions around strategic business partnerships for the Company, including negotiations to obtain additional financing from third parties. However, as this prospective financing is subject to conditions that are not within the Company’s control, it cannot yet be deemed probable. The Company is also actively reducing spend through implementation of certain previously announced strategic actions including the member program changes that went into effect on June 26, 2023, on-going consolidation of our U.S. Federal Aviation Administration operating certificates and consolidation of our operations via establishing the Atlanta Member Operations Center. Additionally, the Company is evaluating additional opportunities for reduced spend, including but not limited to, reducing capital expenditures, rationalizing its real estate and aircraft lease portfolios, and taking other discrete cost-cutting measures across the business that are not expected to impact the member and customer experience. Management cannot provide any assurance that the Company’s efforts will be successful.
Absent the ability of the Company to obtain additional funding, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for any meaningful period of time after the date of this filing.
Long-Term Debt
From time to time, we obtain debt financing to, among other things, refinance or purchase aircraft or fund our strategic growth initiatives. In October 2022, Wheels Up Partners LLC, our indirect subsidiary ("WUP LLC"), entered into a Note Purchase Agreement, dated as of October 14, 2022 (“Note Purchase Agreement”), pursuant to which WUP LLC issued $270.0 million aggregate principal amount of the equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum and balloon payments due at each maturity date. Interest and principal payments on the Equipment Notes are payable quarterly on each January 15, April 15, July 15 and October 15, which began on January 15, 2023. The Equipment Notes are secured by first-priority liens on 132 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries.
The Equipment Notes were sold pursuant to the Note Purchase Agreement, and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). The Note Purchase Agreement and the Indentures and related guarantees contain certain covenants, including a liquidity covenant that requires the Company to maintain Adjusted Available Liquidity (as defined in the Note Purchase Agreement) of $125 million as of each fiscal quarter, a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on, among other things: (i) certain acquisitions, mergers or disposals of its assets; (ii) making certain investments or entering into certain transactions with affiliates; (iii) prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions; and (iv) paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. WUP LLC is also obligated to cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. During the three months ended June 30, 2023, the Company redeemed in-full the Equipment Notes for two aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $5.0 million. As of June 30, 2023, approximately $251.5 million aggregate principal amount of Equipment Notes were outstanding and the carrying value of the 132 aircraft that remained subject to first-priority liens under the Equipment Notes was $313.7 million.
Subsequent to the three months ended June 30, 2023, WUP LLC entered into the Letter Agreement, pursuant to which the grace period for the payment of principal and interest currently due under the Equipment Notes was extended until August 11, 2023. Subsequent to the execution of the Letter Agreement, the lenders under the Loan Agreement determined to further extend the grace period for the payment of outstanding principal and interest currently due under the Equipment Notes to August 15, 2023. The Letter Agreement provides for certain additional covenants of the Company and its subsidiaries in addition to those set forth in the documents governing the Equipment Notes, including but not limited to, restrictions on the incurrence of additional indebtedness and liens and a requirement for WUP LLC (excluding Air Partner and its subsidiaries) to maintain at least $5.0 million of available cash at the end of any date and to provide daily updates about available cash to the lenders under the Loan Agreement. These additional covenants will cease to apply if the Company consummates a financing transaction or series of financing transactions with at least $350.0 million in aggregate cash proceeds, subject to certain limitations.
Short-Term Debt
Subsequent to the three months ended June 30, 2023, we entered into the Delta Promissory Note, pursuant to which Delta committed to fund a principal amount of up to $15.0 million, of which we received $10.0 million on August 9, 2023 and $5.0 million on August 11, 2023. The proceeds of the Delta Promissory Note may be used for general corporate purposes other than payments of principal, interest, fees or other amounts in respect of indebtedness for borrowed money and certain other obligations and liabilities. Interest on the Delta Promissory Note accrues on a daily basis at a rate of 10% per annum (calculated on the basis of a 360-day year for the actual number of days elapsed and compounded quarterly) on the unpaid principal balance of the Delta Promissory Note then outstanding. All accrued and unpaid interest on the Delta Promissory Note is payable in kind as compounded interest and added to the aggregate principal amount of such note at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2023 and ending on the Note Maturity Date.
The Delta Promissory Note contains certain covenants, including financial statement delivery requirements, restrictions on indebtedness, liens, certain payments and distributions, investments, dispositions, mergers or acquisitions, sale leaseback transactions, capital expenditures, transactions with affiliates, ERISA events and use of proceeds, and continued ordinary course reimbursements to Delta for costs associated with the issuance of commercial flight tickets to the Company’s customers who redeem fund program balances for such commercial flight tickets. The Delta Promissory Note includes customary events of default for transactions of this type, including events of default for the nonpayment of interest (subject to a five business day grace period) or principal, material misrepresentations, invalidity of guarantees or liens, unenforceability of loan documentation, cross-default to other indebtedness in excess of $1.0 million if the maturity of or any payment with respect to such Indebtedness may be accelerated or demanded, or required to be repurchased or redeemed, due to such breach, unsatisfied judgments, insolvency events, certain ERISA violations, change of control and the Letter Agreement (as defined below) shall cease to be in full force and effect. Upon the occurrence and during the continuance of an event of default, interest will accrue on the unpaid principal balance of the Delta Promissory Note, together with all other outstanding liabilities, interest, expenses, fees and other sums under the Delta Promissory Note and any related obligations to Delta, at a rate of 12% per annum (the “Note Default Rate”). Any interest accruing at the Note Default Rate shall be payable on demand by Delta. The Delta Promissory Note is secured by a first-priority lien on unencumbered assets of the Company and its direct and indirect wholly-owned U.S. subsidiaries, including unencumbered aircraft of WUP LLC, and is guaranteed by the Company’s wholly-owned U.S. subsidiaries.
On the Note Maturity Date, the Company must pay in cash the entire unpaid principal amount plus capitalized interest of the Note then outstanding to Delta, together with all accrued and unpaid interest thereon and any other expenses and obligations thereunder. The Company is required to make a prepayment in respect of obligations under the Note upon the occurrence of certain asset dispositions, recovery events, equity issuances and the incurrence of indebtedness, and may voluntarily prepay in cash all or any portion of the unpaid principal amount of the Delta Promissory Note without premium or penalty upon advanced notice.
Cash Flows
The following table summarizes our cash flows for each of the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(411,670)	$(140,175)
Net cash used in investing activities	$(911)	$(181,097)
Net cash used in financing activities	$(18,683)	$(6,689)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(540)	$(4,345)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(431,804)	$(332,306)
Cash Flow from Operating Activities
The cash outflow from operating activities consisted of our net loss, net of non-cash items of $117.0 million and the balance from an increase in net operating assets and liabilities. During the six months ended June 30, 2023, we sold $196.0 million of Prepaid Blocks compared to $332.9 million during the six months ended June 30, 2022, which resulted in a more material reduction in deferred revenue than expected. The year-over-year decrease in Prepaid Block purchases was primarily driven by a combination of the year-over-year decrease in Active Members, as well as year-over-year decrease in Live Flight Legs, which generally extends the period over which historical Prepaid Blocks are utilized.
Cash Flow from Investing Activities
The cash outflow from investing activities was primarily attributable to $25.1 million for capital expenditures, including $12.9 million of capitalized software development costs, and $1.0 million for purchases of aircraft held for sale. The cash outflow was partially offset by $25.0 million in proceeds from the sale of aircraft that were classified as held for sale.
Cash Flow from Financing Activities
The cash outflow from financing activities was primarily attributable to the payment of principal on the Equipment Notes of $18.7 million, which included $5.0 million associated with the redemption in-full of Equipment Notes for two aircraft.
Contractual Obligations and Commitments
As of June 30, 2023, our principal commitments consisted of contractual cash obligations under the Equipment Notes, operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars, and ordinary course arrangements involving our obligation to provide services for which we have already received deferred revenue. Our obligation to provide services for which we have already received deferred revenue are to our members and customers, none of which individually comprises a material amount of our deferred revenue. Certain customers have the right to demand the prompt return of certain amounts included in deferred revenue under certain conditions. For further information on the Equipment Notes, see “—Long-Term Debt” above and Note 8, Long-Term Debt of the Notes to Condensed Consolidated Financial Statements included herein. For further information about our lease obligations, see Note 10, Leases of the Notes to Condensed Consolidated Financial Statements included herein. For further information about deferred revenue, see Note 3, Revenue Recognition of the Notes to Condensed Consolidated Financial Statements included herein.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates, aircraft fuel and foreign currency exchange. There has not been any material changes to the market risks described in Part II, Item 7A of our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the on-going remediation efforts associated with the material weaknesses in internal control over financial reporting described in Item 9A of our Annual Report and the need for impacted controls to operate for a sufficient period of time and for management to conclude, through testing, that the controls are designed and operating effectively.
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
Our remediation plan includes the following actions that management has begun, and intends to continue implementing and improving during the remainder of the fiscal year ending December 31, 2023:
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
Changes in Internal Control over Financial Reporting
Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures
Our management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected or preventable.

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

ITEM 1A. RISK FACTORS
In addition to the risks set forth below and the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” included under Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. You should be aware that these risk factors and other information may not describe every risk facing Wheels Up. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could adversely affect our business, financial condition and results of operations.
Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition.
We have significant operating lease and debt financing obligations, and we may incur additional obligations as we continue to develop and enhance our business and operations. We lease aircraft under long-term operating leases that include either fixed or variable rate lease payments and include certain return and similar end-of-lease conditions that we are obligated to satisfy in connection with the return of certain aircraft to their owners, which may result in substantial payments by the Company for the benefit of the aircraft owner in the event of expiration or termination of a lease.
In addition, on October 14, 2022, WUP LLC, an indirect subsidiary of the Company, issued the Equipment Notes, which were initially secured by 134 of the Company’s owned aircraft fleet and certain intellectual property assets of the Company and certain of its subsidiaries (collectively, the “Equipment Note Collateral”). The Equipment Notes require quarterly payments of interest and a specified percentage of unpaid principal amount, and have final expected distribution dates ranging from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless earlier redeemed by WUP LLC. As of June 30, 2023, $251.5 million aggregate principal amount of the Equipment Notes were outstanding, with a weighted average remaining maturity of 5.2 years. We entered into the Letter Agreement to extend the due date for the quarterly payment of principal and interest originally due on July 17, 2023 under the Equipment Notes to August 11, 2023, which was subsequently extended to August 15, 2023. The Letter Agreement included additional restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and liens, and consummate certain fundamental transactions, including acquisitions, mergers and divestitures of assets or equity interests, and require the Company (excluding Air Partner and its subsidiaries) to maintain available cash of at least $5.0 million on any date.
On August 8, 2023, we entered into the Delta Promissory Note, pursuant to which Delta committed to fund a principal amount of up to $15.0 million. The Delta Promissory Note is secured by first-priority lien on unencumbered assets of the Company and its direct and indirect wholly-owned U.S. subsidiaries, excluding the Equipment Note Collateral, and is guaranteed by the Company’s wholly-owned U.S. subsidiaries. The Delta Promissory Note has an interest rate of 10% per annum. All accrued and unpaid interest under the Delta Promissory Note is payable in kind as compounded interest and added to the aggregate principal amount of the Delta Promissory Note at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2023 and ending on February 4, 2024, the maturity date of the Delta Promissory Note.
Absent the ability of the Company to obtain additional funding in the near-term, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for any meaningful period of time after the date of this Quarterly Report on Form 10-Q. Our ability to timely pay our contractual obligations as they come due, including our operating lease obligations and required payments under the Equipment Notes and Delta

Promissory Note, or perform our obligation to provide services for which we have already received deferred revenue, will depend on our ability to obtain additional financing in the near term, as well as our run-rate results of operations, cash flow and liquidity, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic and political conditions, the availability and cost of financing, and other factors that may be beyond our control. We cannot be assured that our operations will generate sufficient cash flow to make any required payments, including payments under any existing or future debt obligations, fund our working capital needs, perform our obligation to provide services for which we have already received deferred revenue, or that we will be able to obtain financing to make expenditures in pursuit of our strategic initiatives or to fund our operations in the near-term. Any inability to obtain additional financing in the near-term and otherwise satisfy our contractual obligations as they come due and maintain sufficient levels of working capital, could have a material adverse effect on our business, results of operations and financial condition, or require the Company to obtain protection or relief under the U.S. Bankruptcy Code (the “Bankruptcy Code”).
Agreements governing our debt obligations include financial and other covenants that provide limitations on our business and operations under certain circumstances, and failure to comply with any of the covenants in such agreements could adversely impact us.
Our financing agreements, including those in connection with the Equipment Notes, the Letter Agreement and Delta Promissory Note, and other financing agreements that we may enter into from time to time, contain certain affirmative, negative and financial covenants, and other customary events of default. Under certain circumstances, such covenants require us to, among others: maintain specified minimum liquidity levels, limit our ability to incur additional indebtedness or liens, enter into certain strategic transactions, make certain investments, pay dividends and make certain other specified restricted payments, and limit the loan-to-value ratio of all aircraft financed under the Equipment Notes based on periodic appraisals of aircraft, in each case without the consent of certain holders of our indebtedness. Certain covenants in our financing agreements are subject to important exceptions, qualifications and cure rights, including, under limited circumstances, the requirement to provide additional collateral or prepay or redeem certain obligations and the ability to delay payments of interest and principal for limited periods of time. In addition, certain of our debt obligations are cross-collateralized, such that an event of default or acceleration of indebtedness under one agreement could result in an event of default under other financing agreements. If we fail to comply with such covenants, if any other events of default occur for which no amendment, consent or waiver is obtained, or if we are unable to timely refinance the debt obligations subject to such covenants or take other mitigating actions, the holders of our indebtedness could, among other things, declare outstanding amounts immediately due and payable and, subject to the terms of relevant financing agreements, repossess or foreclose on collateral, including certain of our aircraft, the equity interests of certain of the Company’s subsidiaries, or other assets used in our business. The acceleration of significant indebtedness or actions to repossess or foreclose on collateral may cause us to renegotiate, repay or refinance the affected obligations, and there is no assurance that such efforts would be on terms we deem attractive, available in amounts sufficient to satisfy such affected obligations, or at all, or that certain holders of our indebtedness may withhold their consent to such refinancing. We may also experience a downgrade in any credit ratings then applicable to us in such circumstances. Any default, event of default, acceleration of significant indebtedness, actions to repossess or foreclose on collateral, credit downgrade or failure to obtain additional financing on terms we deem attractive, or at all, could have a material adverse effect on our business, results of operations and financial condition.
We may not realize the expected benefits of our member program changes and operational efficiency and cost reduction initiatives on the timelines originally anticipated, and we are considering all strategic alternatives, including restructuring or refinancing of our debt obligations, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, selling assets, or other strategic transactions and/or other measures, including obtaining protection or relief under the Bankruptcy Code.
We have undertaken, and continue to undertake, actions intended to support our ongoing strategic business initiatives and previously announced financial goals, including but not limited to, implementing cost control measures, reducing headcount, lowering capital expenditures and instituting changes to our member programs intended to concentrate operations and leverage efficiencies by improving utilization and decreasing costs. We will continue to target the reduction of costs as we work to optimize our business and operations. The timely achievement of our planned operational efficiency and cost reduction initiatives and member program changes, as well as our ability to maintain an adequate level of liquidity, are subject to various risks, some of which are outside of our control. We may not be successful in implementing these initiatives or fail to realize the expected benefits on the timelines that we anticipate, which may adversely impact our business, operations, liquidity, financial condition and results of operations.
In addition, we continue to consider all strategic alternatives for our business and operations, including, but not limited to, restructuring or refinancing our debt obligations, seeking additional debt or equity capital, reducing or delaying our business activities and strategic initiatives, selling assets, or other strategic transactions and/or other measures including obtaining protection or relief under the Bankruptcy Code. We may not be able to successfully execute any strategic alternatives under consideration or that may arise, and our ability to execute any such alternatives could be adversely affected by numerous factors, including, but not limited to, changes in the economic or business environment, volatility in financial markets, including the trading market for our Common Stock, the performance of our business and impact of measures intended to increase the profitability of the Company’s operations and reduce expenditures in an effort to maintain sufficient liquidity levels. We caution that trading in our Common Stock and other securities is highly speculative and poses substantial risks relating to the potential of proceedings under the Bankruptcy Code. The trading prices for our Common Stock and other securities may not be indicative of any expected or actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.
If we pursue protection under the Bankruptcy Code, we will be subject to the risks and uncertainties associated with such proceedings.
Given our current liquidity and financial condition, we have engaged certain advisors to assist the Company in considering the strategic alternatives available to the Company, which may include filing for protection under the Bankruptcy Code. While we have not sought protection or relief under the Bankruptcy Code, we caution that trading in our Common Stock and other securities is highly speculative and poses substantial risks relating to the potential of proceedings under the Bankruptcy Code. The trading prices for our Common Stock and other securities may not be indicative of any expected or actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.
If we file for protection or relief under the Bankruptcy Code, the value that will be available to our various stakeholders, including our creditors and holders of our Common Stock, is uncertain, and our business and operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: (i) our ability to execute, confirm and consummate a plan of reorganization or liquidation, or to negotiate and consummate mergers, asset sales or other transactions with third parties; (ii) the potentially high costs of bankruptcy proceedings and related fees; (iii) the sufficiency of the Company’s cash on hand and ability to obtain sufficient financing to allow us to conduct our business during the bankruptcy proceedings, confirm a plan of reorganization, or sell some or all of our assets during the bankruptcy proceedings in orderly fashion, emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of any such financing or replace such financing post-emergence; (iv) our ability to continue our operations in the ordinary course; (v) our ability to maintain our relationships with our members and customers, suppliers, vendors and other third parties on whom we rely to conduct our business and operations; (vi) our ability to obtain, maintain or renew agreements that are critical to our business and operations on reasonably acceptable terms and conditions, including our contractual agreements with our members and customers; (vii) our ability to attract, motivate and retain key employees, including our executive officers; (viii) the ability of third parties to use certain limited safe harbor provisions of the Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; (ix) the ability of third parties to force us to into Chapter 7 proceedings under the Bankruptcy Code, rather than Chapter 11 proceedings; and (x) the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans or the interests of the holders of our Common Stock or other securities. Any delays in any proceedings that have commenced under the Bankruptcy Code could result in significant and continued operational disruption for the Company, increase the costs and risks associated with the bankruptcy process, and diminish the value, if any, that is available to the Company’s stakeholders and other third parties, including our creditors and holders of Common Stock or our other securities. Also, any transaction outside of the ordinary course of business during the pendency of bankruptcy proceedings would require the approval of the bankruptcy court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities or alternatives. Because of the risks and uncertainties associated with any bankruptcy proceedings and attendant risks related to our business and operations, we cannot accurately predict or quantify the ultimate impact of events that could occur during the pendency of any such proceedings, which may be exacerbated by events outside of our control. There can be no guarantees that if we seek protection under the Bankruptcy Code that we will emerge from bankruptcy protection as a going concern or be able to execute any strategic alternatives in a manner accretive to the Company, that we will otherwise realize any significant value for our assets, or that our creditors and/or holders of Common Stock and our other securities will receive any recovery from any bankruptcy proceedings.
If we do not elect or are unable to pursue protection or relief under Chapter 11 of the Bankruptcy Code, or, if pursued, we are not able to successfully obtain sufficient capital or emerge from Chapter 11 proceedings, it may be necessary to pursue protection or liquidation under Chapters 7 or 11 of the Bankruptcy Code for all or a part of our business.
If we do not elect or are unable to pursue protection or relief under Chapter 11 of the Bankruptcy Code to facilitate a reorganization, or, if pursued, we are not able to successfully obtain sufficient capital or emerge from Chapter 11 proceedings, it may be necessary for us to pursue protection or liquidation under Chapters 7 or 11 of the Bankruptcy Code for all or a part of our business. In such event, a Chapter 7 trustee may liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code, or the Company may be directed, as a debtor-in-possession, to facilitate the liquidation and orderly wind-up of the Company. Although the value, if any, that may become available to any of our stakeholders, including our creditors and holders of Common Stock or our other securities, would be uncertain in any such proceeding, it is possible that liquidation under Chapters 7 or 11 of the Bankruptcy Code would result in significantly smaller distributions to our stakeholders than could be obtained in a reorganization under Chapter 11 of the Bankruptcy Code, primarily because such scenario would likely require a sale or other disposition of our assets over a short period of time and at values that may not be reflective of their true market value or the value that we could obtain absent such liquidation scenario and as a going concern, including the value of our aircraft on an individual basis.
We have a history of net losses and have not consistently generated positive cash flow from operations, which, together with our current cash and liquidity position and near-term projections, raise substantial doubt about our ability to continue as a going concern.
We have a history of net losses and have not consistently generated positive cash flow from operations, including during the six months ended June 30, 2023. Absent the ability of the Company to obtain additional funding in the near-term, we have concluded that there is substantial doubt about our ability to continue as a going concern for any meaningful period of time after the date of this filing. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. You should not rely on our unaudited condensed consolidated balance sheet as of June 30, 2023 as an indication of the amount of proceeds that may be available to satisfy any claims of creditors in any proceedings under the Bankruptcy Code or otherwise potentially available for distribution to holders of Common Stock or our other securities in the event of liquidation.
Our liquidity and financial condition may impact our ability to maintain or establish relationships with our third-party vendors and suppliers, or cause us to provide assurances, prepayments or unfavorable payment terms to our vendors and suppliers to avoid a disruption to our business and operations, which may adversely impact our business, operations, liquidity, financial condition and results of operations.
We rely on third-party vendors and suppliers for goods and services required to sustain our operations, including fuel for our aircraft, aircraft and equipment parts and maintenance, and other goods and services consumed in the ordinary course of our business. Our liquidity and financial condition, and concerns from our third-party vendors and suppliers regarding our ability to continue as a going concern, have caused certain third-party vendors and suppliers to request certain assurances, prepayments and unfavorable payment terms in order to procure goods and services necessary to avoid a disruption to our business and operations. We expect that certain third-party vendors and suppliers will continue to impose such requirements, which could adversely affect our relationships with our such vendors, suppliers and other third parties, and impact our ability to provide our members and customers with the services and experiences that meet their expectations, each of which could adversely impact our business, operations, liquidity, financial condition and results of operations.
In addition, public perception of our continued viability may affect, among other things, the desire of new and existing members, customers, vendors, suppliers, employees and other third parties to enter into or continue their agreements or arrangements with us. The failure to maintain any of these important relationships could adversely affect our business, operations, liquidity, financial condition and results of operations. If we seek protection or relief under the Bankruptcy Code, we would also need the prior approval of the bankruptcy court for transactions outside the ordinary course of business, which may lead to delays and/or limit our ability to respond timely to certain events, or take advantage of certain opportunities, pertaining to our members, customers, vendors, suppliers, employees and other third parties important to our business and operations. Any further delays or other negative events during the pendency of any bankruptcy proceedings could result in prolonged operational disruption for the Company, increase the costs and risks associated with the bankruptcy process, and diminish the value, if any, that is available to our stakeholders, including our creditors and holders of Common Stock or our other securities.
Information about the Company that is available in public media or published, reported or otherwise disseminated by third parties, including articles, blogs, online forums, industry publications, message boards, social media, television or video features, and other media may include statements not attributable to the Company and may not be reliable or accurate.
As of June 30, 2023, the Company was the only private aviation company in the U.S. whose common stock is listed on a national securities exchange. As a result, the Company is required to comply with certain public disclosure obligations under the federal securities laws and the listing standards of the New York Stock Exchange, which has historically resulted in a greater amount of information about the Company being publicly available that must meet certain requirements. The Company has received, and expects to continue to receive, a high degree of media coverage that is published, reported or otherwise disseminated by third parties, including articles, blogs, online forums, industry publications, message boards, social media, television or video features, and other media. This includes coverage that is not attributable to statements made by the Company’s directors or officers or employees authorized to speak on behalf of the Company. Information about the Company that is available in public media or published, reported or otherwise disseminated by third parties may not be reliable or accurate, which may result in significant volatility in the trading prices for the Company’s Common Stock and other securities, cause reputational damage to the Company that adversely impacts the confidence or willingness of our members and customers to utilize our services, renew their memberships or purchase Prepaid Blocks, or otherwise adversely impact our business, operations, liquidity, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities for the Three Months Ended June 30, 2023
The table below sets forth information regarding purchases of our Common Stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
April 1, 2023 through April 30, 2023	—	$—
May, 1, 2023 through May 31, 2023	—	$—
June 1, 2023 through June 30, 2023	859	$2.83
Total	859	$2.83
_________________
(1)Reflects shares of Common Stock acquired from stockholders who would otherwise have held fractional shares because the number of shares of Common Stock they held before the Reverse Stock Split on June 7, 2023, was not evenly divisible by the reverse stock split ratio, upon payment by the Company of cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of issuance of such fractional shares of Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None.
(b)None.
(c)During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Certificate of Incorporation of Wheels Up Experience Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).
3.2
Certificate of Amendment to Certificate of Incorporation of Wheels Up Experience Inc., effective as of June 7, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 8, 2023).

3.3	Amended and Restated By-Laws of Wheels Up Experience Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 31, 2023).
10.1
Amendment No. 2 to Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC, dated as of June 7, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 8, 2023).

10.2†
Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated April 1, 2023, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2023).

10.3†^
Separation and Release Agreement, dated April 26, 2023, by and between Lee Applbaum and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2023).

10.4†
Release and Waiver, dated as of May 9, 2023, by and among Kenneth Dichter, Wheels Up Experience Inc., Wheels Up Partners Holdings LLC, Wheels Up Partners LLC and Wheels Up MIP LLC (solely with respect to Section 2(c)(2) thereof) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).

10.5†
Executive Chairman Agreement, dated as of May 9, 2023, by and between Ravi Thakran and Wheels Up Experience Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).

10.6†
Consulting Agreement, dated as of June 23, 2023, by and between Ravi Thakran and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 27, 2023).

10.7*†^	Offer Letter, dated April 28, 2023, by and between David Godsman and Wheels Up Partners LLC (and attachments).
10.8*†^	Offer Letter, dated May 2, 2023, by and between Kristen Lauria and Wheels Up Partners LLC (and attachments).
31.1*	Certification of the Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
**	Furnished herewith
†	Identifies each management contract or compensatory plan or arrangement.
^	Certain private and confidential information have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted private or confidential information to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: August 14, 2023		/s/ Todd Smith
	Name:	Todd Smith
	Title:	Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)