Form 10-Q
period 2023-09-30
Wheels Up Experience Inc.
filed 2023-11-09
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of November 6, 2023, 166,812,505 shares of Class A common stock, $0.0001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up Experience Inc. (“Wheels Up”, or “we”, “us”, or “our”), that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: (i) the impact of Wheels Up’s cost reduction efforts and measures intended to increase Wheels Up’s operational efficiency on its business and results of operations, including the timing and magnitude of such expected actions and any associated expenses in relation to liquidity levels and working capital needs; (ii) Wheels Up’s liquidity, future cash flows and certain restrictions related to its debt obligations; (iii) the size, demands, competition in and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve and compete in those markets; (iv) the degree of market acceptance and adoption of Wheels Up’s products and services, including member program changes implemented in June 2023 and the new corporate member program introduced in November 2023; (v) Wheels Up’s ability to perform under its contractual obligations and maintain or establish relationships with third-party vendors and suppliers; (vi) the expected impact of any potential strategic actions involving Wheels Up or its subsidiaries or affiliates, including realizing any anticipated benefits relating to any such transactions or asset sales, and any potential impacts on the trading market and prices for the Company’s Class A common stock, $0.0001 par value per share (“Common Stock”), including due to future dilutive Common Stock issuances; (vii) the impact of the goodwill impairment charges recognized for the three and nine months ended September 30, 2023 or future impairment losses, which may adversely impact the perception of Wheels Up held by stockholders, investors, members and customers or the Company's business and results of operations or the market price of Common Stock; and (viii) general economic and geopolitical conditions, including due to fluctuations in interest rates, inflation, foreign currencies, consumer and business spending decisions, and general levels of economic activity. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. We have identified certain known material risk factors applicable to Wheels Up in our Annual Report on Form 10-K for the year ended December 31, 2022 under Part I, Item 1A — “Risk Factors,” in this Quarterly Report under Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report. Moreover, it is not always possible for us to predict how new risks and uncertainties that arise from time to time may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report.
EXPLANATORY NOTE REGARDING REVERSE STOCK SPLIT
Following approval by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on May 31, 2023 (the “Annual Meeting”), the Board of Directors of the Company (the “Board”) approved a reverse stock split of Wheels Up’s outstanding shares of Common Stock, at a reverse stock split ratio of 1-for-10 (the “Reverse Stock Split”) and contemporaneously with the Reverse Stock Split, a proportionate reduction in the number of authorized shares of Common Stock from 2.5 billion shares of Common Stock to 250 million shares (the “Authorized Share Reduction”), each of which became effective immediately after the close of trading on The New York Stock Exchange (the “NYSE”) on June 7, 2023. The Company’s total stockholders’ equity, in the aggregate, and the par value for the Company’s Common Stock, did not change, in each case as a result of the Reverse Stock Split and Authorized Share Reduction. The Company has adjusted the presentation of all periods covered by the condensed consolidated financial statements contained herein to give retroactive effect to the Reverse Stock Split, including adjustments to per share net loss and other per share of Common Stock amounts.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$244,847	$585,881
Accounts receivable, net	46,773	112,383
Other receivables	7,452	5,524
Parts and supplies inventories, net	23,979	29,000
Aircraft inventory	2,073	24,826
Aircraft held for sale	26,855	8,952
Prepaid expenses	46,506	39,715
Other current assets	11,283	13,338
Total current assets	409,768	819,619
Property and equipment, net	362,053	394,559
Operating lease right-of-use assets	73,788	106,735
Goodwill	214,808	348,118
Intangible assets, net	122,783	141,765
Other non-current assets	144,494	112,429
Total assets	$1,327,694	$1,923,225

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$25,227	$27,006
Accounts payable	25,568	43,166
Accrued expenses	100,814	148,947
Deferred revenue, current	691,214	1,075,133
Other current liabilities	26,197	49,968
Total current liabilities	869,020	1,344,220
Long-term debt, net	235,429	226,234
Deferred revenue, non-current	1,155	1,742
Operating lease liabilities, non-current	58,912	82,755
Warrant liability	66	751
Other non-current liabilities	17,873	15,603
Total liabilities	1,182,455	1,671,305

Commitments and contingencies (Note 13)

Equity:

Common Stock, $0.0001 par value; 250,000,000 authorized; 167,080,450 and 25,198,298 shares issued and 166,804,743 and 24,933,857 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	17	3
Additional paid-in capital	1,849,093	1,545,530
Accumulated deficit	(1,682,145)	(1,275,873)
Accumulated other comprehensive loss	(14,007)	(10,053)
Treasury stock, at cost, 275,707 and 264,441 shares, respectively	(7,718)	(7,687)
Total Wheels Up Experience Inc. stockholders’ equity	145,239	251,920
Non-controlling interests	—	—
Total equity	145,239	251,920
Total liabilities and equity	$1,327,694	$1,923,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$320,063	$420,356	$1,006,937	$1,171,503

Costs and expenses:
Cost of revenue	299,887	403,042	981,581	1,144,698
Technology and development	19,962	16,639	50,265	42,436
Sales and marketing	22,548	30,830	71,500	87,761
General and administrative	42,853	44,323	122,334	130,200
Depreciation and amortization	15,459	16,500	45,027	46,862
Gain on sale of aircraft held for sale	(7,841)	(1,316)	(11,328)	(3,950)
Impairment of goodwill	56,200	62,000	126,200	62,000
Total costs and expenses	449,068	572,018	1,385,579	1,510,007

Loss from operations	(129,005)	(151,662)	(378,642)	(338,504)

Other income (expense):
Loss on divestiture	(2,991)	—	(2,991)	—
Loss on extinguishment of debt	(1,936)	—	(2,806)	—
Change in fair value of warrant liability	(61)	2,504	685	8,265
Interest income	404	1,130	6,090	1,612
Interest expense	(11,258)	—	(27,035)	—
Other income (expense), net	613	(625)	(822)	(1,505)
Total other income (expense)	(15,229)	3,009	(26,879)	8,372

Loss before income taxes	(144,234)	(148,653)	(405,521)	(330,132)

Income tax benefit (expense)	(579)	(185)	(751)	(505)

Net loss	(144,813)	(148,838)	(406,272)	(330,637)
Less: Net loss attributable to non-controlling interests	—	—	—	(387)
Net loss attributable to Wheels Up Experience Inc.	$(144,813)	$(148,838)	$(406,272)	$(330,250)

Net loss per share of Common Stock (Note 18)
Basic and diluted	$(3.51)	$(6.09)	$(13.22)	$(13.52)

Weighted-average shares of Common Stock outstanding:
Basic and diluted	41,261,003	24,435,096	30,737,324	24,434,787
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(144,813)	$(148,838)	$(406,272)	$(330,637)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,173)	(8,329)	(3,954)	(16,647)
Comprehensive loss	(152,986)	(157,167)	(410,226)	(347,284)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(387)
Comprehensive loss attributable to Wheels Up Experience Inc.	$(152,986)	$(157,167)	$(410,226)	$(346,897)
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2022	25,198,298	$3	$1,545,530	$(1,275,873)	$(10,053)	264.441	$(7,687)	$—	$251,920
Equity-based compensation	—	—	9,951	—	—	—	—	1,259	11,210
Change in non-controlling interests allocation	—	—	1,259	—	—	—	—	(1,259)	—
Issuance of Common Stock upon settlement of restricted stock units	227,513	—	—	—	—	—	—	—	—
Net loss	—	—	—	(100,866)	—	—	—	—	(100,866)
Other comprehensive income (loss)	—	—	—	—	923	—	—		923
Balance as of March 31, 2023	25,425,811	$3	$1,556,740	$(1,376,739)	$(9,130)	264,441	$(7,687)	$—	$163,187
Equity-based compensation	—	—	6,592	—	—	—	—	12	6,604
Change in non-controlling interests allocation	—	—	12	—	—	—	—	(12)	—
Reclassification of equity awards	—	—	328	—	—	—	—	—	328
Issuance of Common Stock upon settlement of restricted stock units	196,685	—	—	—	—	—	—	—	—
Reverse stock split fractional shares	—	—	—	—	—	859	(3)	—	(3)
Net loss	—	—	—	(160,593)	—	—	—	—	(160,593)
Other comprehensive income (loss)	—	—	—	—	3,296	—	—	—	3,296
Balance as of June 30, 2023	25,622,496	$3	$1,563,672	$(1,537,332)	$(5,834)	265,300	$(7,690)	$—	$12,819
Equity-based compensation	—	—	3,503	—	—	—	—	6	3,509
Change in non-controlling interests allocation	—	—	6	—	—	—	—	(6)	—
Issuance of Common Stock and Deferred Shares in connection with debt issuance	141,313,671	14	281,912	—	—	—	—	—	281,926
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	10,407	(28)	—	(28)
Issuance of Common Stock upon settlement of restricted stock units	144,283	—	—	—	—	—	—	—	—
Net loss	—	—	—	(144,813)	—	—	—	—	(144,813)
Other comprehensive loss	—	—	—	—	(8,173)	—	—	—	(8,173)
Balance as of September 30, 2023	167,080,450	$17	$1,849,093	$(1,682,145)	$(14,007)	275,707	$(7,718)	$—	$145,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2021	24,583,457	$2	$1,450,862	$(720,713)	$—	—	$—	$6,077	$736,228
Equity-based compensation	—	—	13,659	—	—	—	—	8,895	22,554
Change in non-controlling interests allocation	—	—	11,743	—	—	—	—	(11,743)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	168,238	(6,107)	—	(6,107)
Issuance of Common Stock upon settlement of restricted stock units	7,673	—	—	—	—	—	—	—	—
Net loss	—	—	—	(88,653)	—	—	—	(387)	(89,040)
Balance as of March 31, 2022	24,591,130	$2	$1,476,264	$(809,366)	$—	168,238	$(6,107)	$2,842	$663,635
Equity-based compensation	—	—	12,328	—	—	—	—	8,453	20,781
Change in non-controlling interests allocation	—	—	11,295	—	—	—	—	(11,295)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	23.086	(582)	—	(582)
Issuance of Common Stock upon settlement of restricted stock units	27,625	—	—	—	—	—	—	—	—
Net loss	—	—	—	(92,760)	—	—	—	—	(92,760)
Other comprehensive loss	—	—	—	—	(8,318)	—	—	—	(8,318)
Balance as of June 30, 2022	24,618,755	$2	$1,499,887	$(902,126)	$(8,318)	191,324	$(6,689)	$—	$582,756
Equity-based compensation	—	—	13,961	—	—	—	—	8,543	22,504
Change in non-controlling interests allocation	—	—	8,543	—	—	—	—	(8,543)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	47.334	(658)	—	(658)
Issuance of Common Stock upon settlement of restricted stock units	194,400	—	—	—	—	—	—	—	—
Net loss	—	—	—	(148,838)	—	—	—	—	(148,838)
Other comprehensive loss	—	—	—	—	(8,329)	—	—	—	(8,329)
Balance as of September 30, 2022	24,813,155	$2	$1,522,391	$(1,050,964)	$(16,647)	238,658	$(7,347)	$—	$447,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(406,272)	$(330,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,027	46,862
Equity-based compensation	21,650	65,839
Payment in kind interest	972	—
Amortization of deferred financing costs and debt discount	2,390	—
Change in fair value of warrant liability	(685)	(8,265)
Gain on sale of aircraft held for sale	(11,328)	(3,950)
Loss on divestiture	2,991	—
Loss on extinguishment of debt	2,806	—
Impairment of goodwill	126,200	62,000
Other	(2,099)	(489)
Changes in assets and liabilities:
Accounts receivable	22,513	(31,474)
Parts and supplies inventories	5,074	(8,544)
Aircraft inventory	386	(33,231)
Prepaid expenses	(8,589)	(8,065)
Other non-current assets	(36,988)	(27,534)
Accounts payable	(15,177)	(2,885)
Accrued expenses	(36,293)	(1,131)
Deferred revenue	(378,949)	(2,653)
Other assets and liabilities	4,877	(4,184)
Net cash used in operating activities	(661,494)	(288,341)

Cash flows from investing activities
Purchases of property and equipment	(12,312)	(80,039)
Purchases of aircraft held for sale	(2,311)	(39,894)
Proceeds from sale of aircraft held for sale, net	53,911	41,833
Proceeds from sale of divested business, net	13,200	—
Acquisitions of businesses, net of cash acquired	—	(75,093)
Capitalized software development costs	(16,041)	(18,532)
Other	172	—
Net cash (used in) provided by investing activities	36,619	(171,725)

Cash flows from financing activities
Purchase shares for treasury	—	(7,347)
Purchase of fractional shares	(3)	—
Proceeds from notes payable	70,000	—
Repayment of notes payable	(70,000)	—
Proceeds from long-term debt, net	343,000	—
Payment of debt issuance costs in connection with debt	(19,630)	—
Repayments of long-term debt	(40,196)	—
Net cash (used in) provided by financing activities	283,171	(7,347)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,287)	(7,395)

Net decrease in cash, cash equivalents and restricted cash	(345,991)	(474,808)
Cash, cash equivalents and restricted cash, beginning of period	620,153	786,722
Cash, cash equivalents and restricted cash, end of period	$274,162	$311,914

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,919	$—
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
Wheels Up is guided by the mission to connect private flyers to aircraft, and one another, through an open platform that seamlessly enables life’s most important experiences. Powered by a global private aviation marketplace connecting its base of approximately 11,000 members and customers to a network of approximately 1,500 safety-vetted and verified private aircraft, Wheels Up is widening the aperture of private travel for millions of consumers globally. With the Wheels Up mobile app and website, members and customers have the digital convenience to search, book and fly.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of September 30, 2023, its results of operations, including its comprehensive loss and stockholders' equity for the three months ended September 30, 2023 and 2022, and its results of operations, including its comprehensive loss and stockholders' equity and its cash flows for the nine months ended September 30, 2023 and 2022. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.
Immediately after the close of business on the New York Stock Exchange (the “ NYSE”) on June 7, 2023, the reverse stock split of Wheels Up’s outstanding shares of Common Stock, at a reverse stock split ratio of 1-for-10 (the “Reverse Stock Split”) and contemporaneously with the Reverse Stock Split, a proportionate reduction in the number of authorized shares of Common Stock from 2.5 billion shares of Common Stock to 250 million shares (the “Authorized Share Reduction”). Accordingly, the presentation of all periods covered by the condensed consolidated financial statements contained herein have been adjusted to give retroactive effect to the Reverse Stock Split, including adjustments to per share net loss and other per share of Common Stock amounts.
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Consistent with these requirements, this Form 10-Q does not include all the information required by GAAP for complete financial statements. As a result, this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.
Liquidity
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

As disclosed on August 14, 2023, in the notes to the condensed consolidated financial statements for the interim period ended June 30, 2023, the Company demonstrated various adverse conditions that raised substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions included insufficient liquidity, a working capital deficit, net operating cash outflows, recurring losses from operations, and the applicability of certain liquidity covenants in connection with the Equipment Notes (as defined in Note 7).
Subsequent to August 14, 2023, we obtained funding as discussed in Note 7, Long-Term Debt, amended the Equipment Notes to reduce liquidity covenant requirements and divested the aircraft management business as discussed in Note 4, Acquisitions and Divestitures. During the third quarter of 2023, we also began to realize the impacts of our spend reduction efforts, as a result of the restructuring and operational changes implemented throughout 2023. We have concluded that these events and circumstances, and continued execution of our previously implemented plans, as outlined above, have mitigated the conditions that previously raised substantial doubt about our ability to continue as a going concern.
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
Impairment
During the second quarter of 2023, we determined that, because of continued negative cash flows and changes in our management and business strategy, there was an indication that the carrying value of the long-lived assets associated with the WUP Legacy reporting unit may not be recoverable. As a result, we performed an undiscounted cash flow analysis of our long-lived assets for potential impairment as of June 1, 2023. Based on the analysis, it was determined that there was no impairment to our long-lived assets.
As a result of the aforementioned factors, we determined that there was an indication that it was more likely than not that the fair value of our WUP Legacy reporting unit was less than its carrying amount. We performed an interim quantitative impairment assessment of goodwill as of June 1, 2023. Using a discounted cash flow approach, we calculated the fair value of WUP Legacy based on the present value of estimated future cash flows. The significant underlying inputs used to measure the fair value included forecasted revenue growth rates and margins, weighted average cost of capital, normalized working capital level and projected long-term growth rates. As a result of this assessment, we recognized a goodwill impairment charge of $70.0 million relating to the WUP Legacy reporting unit during the three months ended June 30, 2023. The decline in the fair value of the reporting unit was primarily due to a more material reduction in working capital than expected during the three months ended June 30, 2023, as well as an increase in the discount rate.
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
During the third quarter of 2023, we determined that upon entering into the Term Loan and Revolving Credit Facility (as each is defined below) on September 20, 2023 (see Note 7), and due to associated changes to our ownership and governance structure on that same date (see Note 10), there was an indication that the fair value of the WUP Legacy reporting unit was less than its carrying amount. We performed an interim quantitative impairment assessment of goodwill as of September 20, 2023. Using a discounted cash flow approach, we calculated the fair value of WUP Legacy, based on the present value of estimated future cash flows. The significant underlying inputs used to measure the fair value included forecasted revenue growth rates and margins, weighted average cost of capital, normalized working capital level and projected long-term growth rates. As a result of this assessment, we recognized a goodwill impairment charge of $56.2 million relating to the WUP Legacy reporting unit during the three months ended September 30, 2023. The impairment charge represents the amount by which the carrying value of the reporting unit as of the assessment date exceeded the estimated fair value of the reporting unit as of the assessment date. Since the previous analysis on June 1, 2023, the fair value of the reporting unit increased as a result of the run-off of unprofitable periods in our estimated future cash flows; however, the carrying value of the reporting unit increased in a substantially equivalent amount due to the issuance of the Term Loan (see Note 7) and Initial Shares (as defined in Note 10).
To facilitate reconciliation of the fair value of our reporting units to our market capitalization as of September 20, 2023, we elected to perform a quantitative impairment assessment of the Air Partner reporting unit as of September 20, 2023, using a combination of the discounted cash flow and guideline public company methods, which did not result in impairment to goodwill. Based on the valuation, the fair value of the Air Partner reporting unit exceeded its carrying value by more than 20%.
Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended September 30, 2023 that are of significance or potential significance to us.

2.REVENUE RECOGNITION
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Services transferred at a point in time:
Flights, net of discounts and incentives	$214,645	$278,917	$681,691	$799,351
Aircraft management	51,081	56,558	158,396	172,914
Other	29,720	58,728	89,665	121,695

Services transferred over time:
Memberships	20,622	22,409	63,780	67,076
Aircraft management	2,154	2,404	7,035	7,272
Other	1,841	1,340	6,370	3,195
Total	$320,063	$420,356	$1,006,937	$1,171,503
Revenue in the condensed consolidated statements of operations is presented net of discounts and incentives of $2.7 million and $6.7 million for the three and nine months ended September 30, 2023, respectively, and $2.7 million and $9.4 million for the three and nine months ended September 30, 2022, respectively.
Other revenue included within services transferred at a point in time is primarily related to revenue for group charter of $9.8 million, safety and security of $5.9 million, one-time software license revenue of $5.9 million and whole aircraft sales of $2.8 million for the three months ended September 30, 2023, and whole aircraft sales of $35.9 million, group charter of $8.7 million, and safety and security of $5.9 million for the three months ended September 30, 2022. Other revenue included within services transferred at a point in time is primarily related to revenue for group charter of $25.7 million, whole aircraft sales of $18.2 million, safety and security of $17.5 million and software license revenue of $7.0 million for the nine months ended September 30, 2023, and whole aircraft sales of $63.9 million, group charter of $19.8 million, and safety and security of $12.6 million for the nine months ended September 30, 2022.
Contract Balances
Accounts receivable, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Gross receivables from members and customers	$49,705	$112,243
Undeposited funds	5,304	10,122
Less: Allowance for credit losses	(8,236)	(9,982)
Accounts receivable, net	$46,773	$112,383

Deferred revenue consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Flights - Prepaid Blocks	$651,458	$1,023,985
Memberships - annual dues	35,935	43,970
Memberships - initiation fees	2,804	3,899
Flights - credits	1,773	4,246
Other	399	775
Deferred revenue - total	692,369	1,076,875

Less: Deferred revenue - current	(691,214)	(1,075,133)
Deferred revenue - non-current	$1,155	$1,742
Changes in deferred revenue for the nine months ended September 30, 2023 were as follows (in thousands):

Deferred revenue as of December 31, 2022	$1,076,875
Amounts deferred during the period	342,923
Revenue recognized from amounts included in the deferred revenue beginning balance	(571,211)
Revenue from current period sales	(156,218)
Deferred revenue as of September 30, 2023	$692,369
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2023 were as follows (in thousands):

Remainder of 2023	$113,830
2024	292,149
2025	143,268
2026	143,122
Total	$692,369
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $1.9 million and $6.0 million for the three and nine months ended September 30, 2023, respectively, and $3.3 million and $12.6 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023 and December 31, 2022, capitalized sales commissions and referral fees of $4.8 million and $8.7 million, respectively, were included in Other current assets, and $0.6 million and $1.3 million, respectively, were included in Other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $2.6 million and $9.4 million for the three and nine months ended September 30, 2023, respectively, and $4.4 million and $12.1 million for the three and nine months ended September 30, 2022, respectively.

3.PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Aircraft	$509,984	$566,338
Software development costs	80,582	65,303
Leasehold improvements	22,274	11,930
Computer equipment	3,447	3,014
Buildings and improvements	1,424	1,424
Furniture and fixtures	4,311	3,208
Tooling	4,180	3,835
Vehicles	2,351	1,538
	628,553	656,590

Less: Accumulated depreciation and amortization	(266,500)	(262,031)
Total	$362,053	$394,559
Depreciation and amortization expense, excluding amortization expense related to software development costs, was $10.0 million and $28.8 million for the three and nine months ended September 30, 2023, respectively, and $10.6 million and $30.3 million for the three and nine months ended September 30, 2022, respectively.
Amortization expense related to software development costs, included as part of depreciation and amortization expense of property and equipment, was $4.4 million and $11.2 million for the three and nine months ended September 30, 2023, and $3.6 million and $9.0 million for the three and nine months ended September 30, 2022.

4.ACQUISITIONS AND DIVESTITURES
Alante Air Charter, LLC Acquisition
On February 3, 2022, we acquired all of the outstanding equity of Alante Air Charter, LLC (“Alante Air”) for a total purchase price of $15.5 million in cash. Alante Air added 12 Light jets to our controlled fleet and expanded our presence in the Western U.S. Acquisition-related costs for Alante Air of $0.5 million were included in General and administrative expense in the condensed consolidated statements of operations for the three months ended September 30, 2022. The acquisition of Alante Air was determined to be a business combination.
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
Air Partner plc Acquisition
On April 1, 2022, we acquired all of the outstanding equity of Air Partner plc (“Air Partner”) for a total purchase price of $108.2 million in cash. Air Partner is a United Kingdom-based international aviation services group that provides us with operations in 18 locations across four continents. Acquisition-related costs for Air Partner included in General and administrative expense in the condensed consolidated statements of operations for the three months ended September 30, 2022 were immaterial. The acquisition of Air Partner was determined to be a business combination.
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

Nine Months Ended September 30,
2022
Net revenue	$1,209,321
Net loss	$(266,628)
Net loss attributable to Wheels Up Experience Inc.	$(266,628)
Net loss per share(1)	$(10.98)
(1)     Adjusted for the impact of the Reverse Stock Split

Divestiture of Aircraft Management Business
On September 30, 2023, (the “Closing Date”), Wheels Up Partners Holdings LLC, our direct subsidiary (“WUP”), pursuant to an equity purchase agreement (the “Purchase Agreement”) with Executive AirShare LLC, completed the sale of 100% of the issued and outstanding equity interests of Circadian Aviation LLC, our indirect subsidiary (“Circadian”). The Closing Date fair value of the aggregate consideration transferred was $19.1 million and the Company recognized a loss on the sale of $3.0 million. The $19.1 million was comprised of $13.2 million of cash received on the Closing Date, contingent consideration with a fair value of $4.8 million, an escrow receivable of $0.6 million and a non-contingent consideration receivable of $0.5 million. The fair value of the contingent consideration was deemed to be the approximate contract value as of the Closing Date.
Circadian was released from all guarantor obligations with respect to the Equipment Notes (as defined below) on the Closing Date pursuant to certain debt release letters entered into concurrently with the Purchase Agreement.
Concurrently with entering into the Purchase Agreement: (i) WUP entered into a transition services agreement with Circadian, pursuant to which WUP will provide Circadian certain specified services on a temporary basis; (ii) Wheels Up Partners LLC, our indirect subsidiary (“WUP LLC”), entered into a master operating agreement with Circadian, pursuant to which Circadian will conduct certain on-demand charter operations for certain of WUP LLC’s owned aircraft after the Closing Date while such aircraft are transitioned from a FAA operating certificate held by Circadian to the Company’s subsidiaries, and WUP LLC will provide certain maintenance, pilots services, management and other related services for WUP LLC’s owned aircraft during the transition period; and (iii) certain of the Company’s subsidiaries entered into fleet management agreements with Circadian, pursuant to which Circadian will provide certain maintenance, pilots services, management and other related services for managed aircraft after the Closing Date while they are transitioned from a FAA operating certificate held by the applicable Company subsidiary to Circadian.

5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents goodwill carrying values and the change in balance, by reporting unit, during the nine months ended September 30, 2023 (in thousands):

	WUP Legacy	Air Partner	Total
Balance as of December 31, 2022(1)	$270,467	$77,651	$348,118
Acquisitions(2)	—	350	350
Impairment(3)	(126,200)	—	(126,200)
Divestitures(4)	(8,169)	—	(8,169)
Foreign currency translation adjustment	—	708	708
Balance as of September 30, 2023	$136,098	$78,710	$214,808
(1)    Net of accumulated impairment losses of $180 million, all of which was recognized on the goodwill attributable to the WUP Legacy reporting unit during the year ended December 31, 2022.
(2)    Reflects the current period impact of measurement period adjustments (See Note 4)
(3)    Impairment charge recognized during the second and third quarters of 2023 as a result of an interim quantitative assessments of goodwill as of June 1, 2023 and September 20, 2023, respectively (See Note 1)
(4)    Reflects the amount of goodwill allocated to the divestiture of the aircraft management business (See Note 4).

Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$29,644	$50,356
Customer relationships	89,121	32,226	56,895
Trade name	13,161	6,321	6,840
Developed technology	20,556	11,580	8,976
Leasehold interest - favorable	600	96	504
Backlog	1,458	1,313	145
Foreign currency translation adjustment	(1,480)	(547)	(933)
Total	$203,626	$80,843	$122,783

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$23,644	$56,356
Customer relationships	91,121	24,613	66,508
Non-competition agreement	210	210	—
Trade name	16,161	8,294	7,867
Developed technology	20,556	9,332	11,224
Leasehold interest - favorable	600	80	520
Backlog	1,458	880	578
Foreign currency translation adjustment	(1,662)	(374)	(1,288)
Total	$208,444	$66,679	$141,765
Amortization expense of intangible assets was $6.0 million and $17.8 million for the three and nine months ended September 30, 2023, respectively, and $6.4 million and $18.1 million for the three and nine months ended September 30, 2022, respectively.
Intangible Liabilities
Associated with our acquisition of Delta Private Jets on January 17, 2020, we recognized intangible liabilities for the fair value of complimentary Connect Memberships provided to existing Delta SkyMiles 360 customers as of the acquisition date, as required under the Commercial Cooperation Agreement (as amended, the “CCA”) with Delta. The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$7,417	$12,583

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$5,917	$14,083
Amortization of intangible liabilities, which reduces amortization expense, was $0.5 million for each of the three months ended September 30, 2023, and 2022, and $1.5 million for each of the nine months ended September 30, 2023, and 2022.

Future amortization expense of intangible assets and intangible liabilities held as of September 30, 2023, were as follows (in thousands):

	Intangible Assets	Intangible Liabilities
Remainder of 2023	$5,865	$500
2024	22,759	2,000
2025	22,345	2,000
2026	21,486	2,000
2027	17,018	2,000
2028 and Thereafter	33,310	4,083
Total	$122,783	$12,583

6.CASH EQUIVALENTS AND RESTRICTED CASH
Cash Equivalents
As of September 30, 2023 and December 31, 2022, cash equivalents on the condensed consolidated balance sheets were $0.1 million and $430.3 million, respectively, and generally consisted of investments in money market funds, savings and time deposits.
Restricted Cash
As of September 30, 2023 and December 31, 2022, restricted cash, which is presented within Other non-current assets on the condensed consolidated balance sheets, included $6.2 million held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates and $3.4 million held by financial institutions to collateralize against our credit card programs. The standby letters of credit expire on December 31, 2033 and June 30, 2034. The balances as of September 30, 2023 and December 31, 2022 also included $19.7 million and $26.3 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions.
A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$244,847	$585,881
Restricted cash	29,315	34,272
Total	$274,162	$620,153

7.LONG-TERM DEBT
The following table presents the components of long-term debt on our condensed consolidated balance sheets (in thousands):

	Weighted Average Interest Rate	September 30, 2023	December 31, 2022
Equipment Notes	12.0%	$232,610	$270,000
Term Loan	10.0%	350,972	—
Total debt		583,582	270,000
Less: Total unamortized deferred financing costs and debt discount		322,926	16,760
Less: Current maturities of long-term debt		25,227	27,006
Long-term debt		$235,429	$226,234
Maturities of our principal debt payments for the next five years are as follows (in thousands):

Maturities
Remainder of 2023	$6,307
2024	25,227
2025	43,916
2026	38,907
2027	33,258
2028 and Thereafter	435,967
Total	$583,582
2022-1 Equipment Notes
On October 14, 2022, WUP LLC issued $270.0 million aggregate principal amount of 12% fixed rate equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes were issued for net proceeds (before transaction-related expense) of $259.2 million. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029, unless redeemed earlier by WUP LLC. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of the principal amount equal to 10% per annum and balloon payments due at each maturity date. As of September 30, 2023, the Equipment Notes were secured by first-priority liens on 127 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries (collectively, the “Equipment Note Collateral”).
The Equipment Notes were sold pursuant to a Note Purchase Agreement, dated as of October 14, 2022 (the “Note Purchase Agreement”), and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). On September 20, 2023, the Company, WUP LLC, certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the Equipment Notes, Wilmington Trust National Association (“WTNA”), and the Lenders (as defined below) entered into the Omnibus Amendment No. 1 (the “Omnibus Amendment”). The Omnibus Amendment provides for, among other things, (i) reducing the minimum liquidity covenant under the guarantee agreement related to the Equipment Notes (the “Guarantee”) with respect to the Company and its subsidiaries from $125.0 million as of the end of each fiscal quarter to $75.0 million on any date, (ii) permitting the execution of the

Credit Agreement (as defined below) and (iii) reflecting the consent of the Equipment Note lenders that will allow the Company to effect a sale of certain guarantors under the Guarantee.
The Note Purchase Agreement, the Indentures and the Guarantee, as each was amended by the Omnibus Amendment, contain certain covenants, including a liquidity covenant that requires the Company to maintain minimum aggregate available cash and Cash Equivalents (as defined in the Note Purchase Agreement), including certain amounts held in deposit for the benefit of the lenders, of $75.0 million on any date, a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on, among other things: (i) making certain acquisitions, mergers or disposals of its assets; (ii) making certain investments or entering into certain transactions with affiliates; (iii) prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions; and (iv) paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes and the Term Loan and Revolving Credit Facility (as each term is defined below). WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. WUP LLC is also obligated to cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross-collateralized by the other aircraft for which Equipment Notes were issued under the Indentures. The maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default under the Note Purchase Agreement and each Indenture and the related guarantees. As of September 30, 2023, we were in compliance with the covenants under the Note Purchase Agreement, each Indenture and the related guarantees. We recognized $4.9 million in General and administrative expense in the condensed consolidated statement of operations associated with executing the Omnibus Amendment.
Interest and principal payments on the Equipment Notes are payable quarterly on each January 15, April 15, July 15 and October 15, which began on January 15, 2023. During the nine months ended September 30, 2023, the Company redeemed in-full the Equipment Notes for seven aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $17.4 million. As of September 30, 2023, the carrying value of the 127 aircraft that are subject to first-priority liens under the Equipment Notes was $300.2 million.
Amortization expense for debt discounts and deferred financing costs of $0.3 million and $2.7 million was recorded in interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023, respectively.
Delta Promissory Note
On August 8, 2023, the Company entered into a Secured Promissory Note (the “Note”) with Delta, as payee, which was subsequently amended pursuant to the First Amendment thereto, dated August 15, 2023, the Second Amendment thereto, dated August 21, 2023, the Third Amendment thereto, dated September 6, 2023, and the Fourth Amendment thereto, dated September 14, 2023 (collectively, the “Amendments” and, collectively with the Note, the “Amended Note”), pursuant to which Delta provided $70.0 million aggregate principal amount of short-term funding to the Company at an interest rate of 10% per annum, which was payable in kind and capitalized to the outstanding principal amount of the Amended Note on a quarterly basis and a maturity date of February 4, 2024. The Amended Note was secured by a first-priority lien on unencumbered assets of the Company and its direct and indirect wholly-owned U.S. subsidiaries, including unencumbered aircraft of WUP LLC. The Amended Note was guaranteed by the Company’s wholly-owned U.S. subsidiaries. On September 20, 2023, the Company repaid all amounts due and owed under the Amended Note using a portion of the proceeds from the Term Loan (as defined below) and entered into a Letter Agreement, dated as of September 20, 2023 with Delta, which terminated the Amended Note and released all liens and guarantees thereunder in connection with such repayment. The repayment of all amounts due and owed under the Amended Note was accounted for as a debt extinguishment, and no gain or loss was recognized.
Term Loan and Revolving Credit Facility
On September 20, 2023 (the “Credit Agreement Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”), and Cox Investment Holdings, Inc. (“CIH” and collectively with Delta and CK Wheels, the “Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties, pursuant to which (i) the Lenders provided a term loan facility (the “Term Loan”) in the aggregate original principal amount of $350.0 million and (ii) Delta provided commitments for a revolving loan facility (the “Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million. On September 20, 2023, the Company issued the Term Loan of $350.0 million to the Lenders for net proceeds (before transaction-related expense) of $343.0 million. Pursuant to the Credit Agreement, the Company, with the consent of Delta and CK Wheels, may request the establishment of new term loan commitments (each, an “Incremental Term Loan”) after the Credit Agreement Closing Date in an aggregate principal amount up to $50.0 million, subject to certain limitations and requirements. Any additional lender providing an Incremental Term Loan after the Credit Agreement Closing Date in accordance with the Credit Agreement will join the Credit Agreement.
The scheduled maturity date for the Term Loan is September 20, 2028, and the scheduled maturity date for the Revolving Credit Facility is the earlier of September 20, 2028 and the first date after September 20, 2025 on which all amounts owed with respect to borrowings under the Revolving Credit Facility have been repaid (in each case, as applicable, the “Maturity Date”), subject in each case to earlier termination upon acceleration or termination of any obligations upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility (each, a “Loan” and collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each Loan is payable in kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December, and the Maturity Date. If in the future the Company or its subsidiaries either redeem in full the outstanding Equipment Notes or commence payoff at maturity thereof, the Company may elect to make interest payments (or some portion thereof) on any Loans then outstanding in cash.
If the Company does not consummate the Deferred Issuance (as defined in Note 10 below) by January 18, 2024, the interest rate on the Term Loan will be increased to 20% per annum until such time that such Deferred Issuance is consummated. Also, upon the occurrence and during the continuance of an event of default under the Credit Agreement, (y) interest will accrue on the unpaid principal balance of the Loans at the rate then applicable to such Loans plus 2% and (z) interest will accrue on all other outstanding liabilities, interest, expenses, fees and other sums under the Credit Agreement, at a rate equal to the Alternate Base Rate (as defined in the Credit Agreement) plus 2% per annum.
The Credit Agreement also contains certain covenants and events of default, in each case customary for transactions of this type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding certain accounts, including any segregated account exclusively holding customer deposits, and other assets specified in the Credit Agreement), as well as a junior lien on the Equipment Note Collateral. The Credit Agreement is initially guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors.
In connection with the transactions contemplated by the Credit Agreement, the Company entered into an Investment and Investor Rights Agreement on September 20, 2023 (the “Investor Rights Agreement”), by and among the Company and the Lenders. Pursuant to the Investor Rights Agreement, the Company issued the Lenders 141,313,671 shares in the aggregate (the “Initial Shares”) of Common Stock in a private placement that closed after the end of the trading day on September 20, 2023, which represented approximately 80% of the Company’s issued and outstanding shares of Common Stock on a fully diluted basis as of September 15, 2023 (the “Initial Issuance”). The Initial Shares were issued such that each Lender received a pro rata portion of the Initial Shares equal to the proportion of its participation in the Term Loan as of the Credit Agreement Closing Date.
Additionally, the Company agreed to issue an additional 529,926,270 shares in the aggregate (the “Deferred Shares” and, together with the Initial Shares, the “Investor Shares”) of Common Stock, which together with the Initial Shares will represent approximately 95% of the Company’s issued and outstanding shares of Common Stock on a fully diluted basis as of September 15, 2023 (the “Deferred Issuance”). The Deferred Issuance is contingent upon, and the Deferred Shares are expected to be issued to the Lenders (and any additional lender permitted pursuant to the Credit Agreement) after, the receipt of stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder (the “Authorized Shares Amendment”) at a special meeting of the Company’s stockholders expected to be held on November 9, 2023 (the “Special Meeting”). The Investor Shares will be issued in a private placement such that upon completion of the Deferred Issuance, if at all, each Lender (or any additional lender permitted pursuant to the Credit Agreement) will have been issued a pro rata portion of the Investor Shares equal to the proportion of its participation in the Term Loan, together with any additional term loan issued prior to or concurrently with the Deferred Issuance. The Investor Rights Agreement also contains certain other terms and conditions related to the Lenders’ ownership of Common Stock, including, among other things, that the Lenders have the right to designate certain members of the Board depending on the level of Common Stock ownership and certain transfer restrictions and liquidity rights.
In accordance with ASC 470, Debt, the value of the Term Loan, Initial Issuance, and Deferred Issuance was allocated using a relative fair value allocation. We evaluated features of the three instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company determined that the Term Loan, Initial Issuance and Deferred Issuance did not contain any features that would qualify as a derivative or embedded derivative and require bifurcation. In addition, the Company determined the Initial Issuance and Deferred Issuance should be classified as equity. The allocation on a relative fair value basis resulted in gross amounts recorded of $44.9 million for the Term Loan, $64.2 million for the Initial Issuance and $240.9 million for the Deferred Issuance. The fair value of debt was principally based on inputs such as estimated credit risk, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. These inputs are primarily classified as Level 3 within the ASC 820 fair value hierarchy. The fair value of the Initial Issuance and Deferred Issuance were based on the quoted market prices of Common Stock, which represent Level 1 within the ASC 820 fair value hierarchy given these issuances were announced and known by the public.
Issuance costs of $26.6 million were incurred in connection with the Credit Agreement and Investor Rights Agreement. The deferred issuance costs were allocated on a relative fair value basis, resulting in an allocation of $3.4 million for the Term Loan, $4.9 million for the Initial Issuance, and $18.3 million for the Deferred Issuance.
The initial carrying value of the Term Loan was $41.4 million as of September 20, 2023, which reflected the $3.4 million of unamortized debt issuance costs and $305.2 million of unamortized debt discount. Amortization of debt discounts and deferred financing costs of $(0.3) million were recorded in interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023.

8.FAIR VALUE MEASUREMENTS
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

Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$89	$—	$—	89
Total assets	$89	$—	$—	$89

Liabilities:
Warrant liability - Public Warrants	$42	$—	$—	$42
Warrant liability - Private Warrants	—	24	—	24
Equipment Notes	—	—	269,801	269,801
Term loan	$—	$—	268,400	$268,400
Total liabilities	$42	$24	$538,201	$538,267

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$230,626	$—	$—	$230,626
Treasury bills	199,700	—	—	199,700
Total assets	$430,326	$—	$—	$430,326

Liabilities:
Warrant liability - Public Warrants	$479	$—	$—	$479
Warrant liability - Private Warrants	—	272	—	272
Equipment Notes	—	270,000	—	270,000
Total liabilities	$479	$270,272	$—	$270,751
The carrying amount of cash equivalents approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The estimated fair value of the Equipment Notes is categorized as a Level 3 valuation. We considered the appraised value of aircraft subject to first-priority liens under the Equipment Notes, as sourced during the third quarter of 2023 and as required under the Equipment Notes, to determine the fair value of the Equipment Notes as of September 30, 2023.
The estimated fair value of the Term Loan is categorized as a Level 3 valuation. The estimated fair value as of the issuance date was principally based on inputs such as estimated credit risk, recently completed transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. We considered the relatively short time period between the issuance of the Term Loan and the measurement date of September 30, 2023, in order to determine the fair value of the Term Loan as of September 30, 2023.
The Warrants (as defined below) were accounted for as a liability in accordance with Accounting Standards Codification 815-40 (see Note 12). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. As of each of September 30, 2023 and December 31, 2022, we used Level 1 inputs for the Public Warrants (as defined below) and Level 2 inputs for the Private Warrants (as defined below). We valued the Private Warrants by applying the valuation technique of a Monte Carlo simulation model to reflect the redemption conditions. The Private

Warrants are substantially similar to the Public Warrants, but are not directly traded or quoted on an active trading market. See Note 12 for additional information about the Warrants.
The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$479	$272	$751
Change in fair value of warrant liability	(437)	(248)	(685)
Fair value as of September 30, 2023	$42	$24	$66

9.LEASES
Leases primarily pertain to certain controlled aircraft and our corporate headquarters and operational facilities, including aircraft hangars, which are all accounted for as operating leases. We sublease an aircraft hangar at Cincinnati/Northern Kentucky International Airport from Delta. Certain of these operating leases have renewal options to further extend for additional time periods at our discretion.
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
The components of net lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$9,313	$9,789	$30,648	$28,614
Short-term lease costs	2,039	8,086	6,676	22,600
Variable lease costs	10,519	3,563	25,018	12,516
Total lease costs	$21,871	$21,438	$62,342	$63,730
Lease costs related to leased aircraft and operational facilities are included in cost of revenue in the condensed consolidated statements of operations. Lease costs related to our leased corporate headquarters and other office space, including expenses for non-lease components, are included in General and administrative expense in the condensed consolidated statements of operations.
Sublease income is presented in General and administrative expense in the condensed consolidated statements of operations. Sublease income was not material for any of the three and nine month periods ended September 30, 2023 and 2022.
Supplemental cash flow information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$28,318	$28,865
Right-of-use assets obtained in exchange for operating lease obligations	$5,742	$46,916

Supplemental balance sheet information related to leases were as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	6.7	5.9
Weighted-average discount rate:
Operating leases	9.1%	9.0%
Maturities of lease liabilities, as of September 30, 2023, were as follows (in thousands):

Year ending December 31,	Operating Leases
2023 (remaining)	$8,159
2024	28,522
2025	16,993
2026	9,826
2027	7,520
2028 and Thereafter	43,090
Total lease payments	114,110
Less: Imputed interest	(31,561)
Total lease obligations	$82,549
10.STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Stockholders’ Equity
Authorized Shares
Pursuant to the Wheels Up Experience Inc. certificate of incorporation, as amended, and after giving effect to the Authorized Share Reduction that became effective on June 7, 2023, we are authorized to issue 250,000,000 shares of Common Stock, and 25,000,000 shares of preferred stock, $0.0001 par value per share. Holders of Common Stock are entitled to one vote per share; provided, that (i) CK Wheels LLC may not vote more than 19.9% of the Company’s issued and outstanding Common Stock as a result of restrictions on voting imposed under applicable regulatory provisions and (ii) by agreement with Delta, any shares owned by Delta above 29.9% will be neutral shares with respect to voting rights, voted in proportion to all other votes cast (“for”, “against” or “abstain”) at a meeting of stockholders other than by Delta.
Reverse Stock Split
Following approval by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on May 31, 2023, the Board of Directors of the Company (the “Board”) approved the Reverse Stock Split of Wheels Up’s outstanding shares of Common Stock, at a reverse stock split ratio of 1-for-10 and contemporaneously with the Reverse Stock Split, the Authorized Share Reduction, which provided for a proportionate reduction in the number of authorized shares of Common Stock from 2.5 billion shares of Common Stock to 250 million shares, each of which became effective immediately after the close of trading on the NYSE on June 7, 2023. The Company’s total stockholders’ equity, in the aggregate, did not change as a result of the Reverse Stock Split and Authorized Share Reduction. In addition, the par value for the Company’s Common Stock remained unchanged. Holders of Common Stock who would otherwise have held fractional shares because the number of shares of Common Stock they held before the Reverse Stock Split was not evenly divisible by the reverse stock split ratio received cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of issuance of such fractional shares.

As a result of the Reverse Stock Split, equitable adjustments corresponding to the reverse stock split ratio were made to the number of shares of Common Stock underlying Wheels Up’s outstanding equity awards and the number of shares issuable under Wheels Up’s equity incentive plans, as well as any exercise prices, hurdle amounts or market-based vesting conditions of such equity awards, as applicable. In addition, equitable adjustments corresponding to the reverse stock split ratio of 1-for-10 were made to the Warrants (as defined below), resulting in each Warrant becoming exercisable for 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock and the stated redemption prices per Warrant being proportionately reduced (see Note 12).
Initial Issuance & Deferred Issuance
In connection with the transactions contemplated by the Credit Agreement, the Company entered into the Investor Rights Agreement on September 20, 2023. Pursuant to the Investor Rights Agreement, the Company issued the Lenders 141,313,671 Initial Shares in a private placement that closed after the end of the trading day on the Credit Agreement Closing Date, which represented approximately 80% of the Company’s issued and outstanding shares of Common Stock on a fully diluted basis. The Initial Shares were issued such that each Lender received a pro rata portion of the Initial Shares equal to the proportion of its participation in the Term Loan as of the Credit Agreement Closing Date. The amount recorded for the Initial Issuance was determined using the relative fair value basis, which resulted in allocated gross proceeds of $64.2 million for the Initial Issuance. Issuance costs of $4.9 million were recorded as a reduction to Additional paid-in capital.
Additionally, the Company agreed to issue an additional 529,926,270 Deferred Shares. The Deferred Issuance is contingent upon, and the Deferred Shares are expected to be issued to the Lenders (and any additional lender permitted pursuant to the Credit Agreement) after, the receipt of stockholder approval of the Authorized Shares Amendment at the Special Meeting. The Investor Shares will be issued in a private placement such that upon completion of the Deferred Issuance, if at all, each Lender (and any additional lender permitted pursuant to the Credit Agreement) will have been issued a pro rata portion of the Investor Shares equal to the proportion of its participation in the Term Loan, together with any additional term loan issued prior to or concurrently with the Deferred Issuance.
The Company recorded the Deferred Issuance as a forward contract for Common Stock within Additional paid-in capital on the balance sheet. The amount recorded for the Deferred Issuance was determined using the relative fair value basis, which resulted in allocated gross proceeds of $240.9 million for the Deferred Issuance. Issuance costs of $18.3 million were recorded as a reduction to Additional paid-in capital.
Equity-Based Compensation
As of September 30, 2023, we have nine equity-based compensation plans that were approved by the board of directors of WUP LLC (collectively the “WUP Management Incentive Plan”) prior to the Business Combination (as defined below), as well as the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”). Following the consummation of the Business Combination (as defined below), no new grants can be made under the WUP Management Incentive Plan or WUP Option Plan.
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
WUP Management Incentive Plan
As of September 30, 2023, an aggregate of 3.1 million WUP profits interests have been authorized and issued under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Common Stock. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and immediately exchanged for the maximum number of shares of Common Stock. The actual number of shares of Common Stock received upon exchange of such WUP profits interests will depend on the trading price per share of Common Stock at the time of such exchange.
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan as of September 30, 2023:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2023	2,881	$4.16
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of September 30, 2023	2,881	$4.16
The weighted-average remaining contractual term as of September 30, 2023, for WUP profits interests outstanding was approximately 7.8 years.
The following table summarizes the status of non-vested WUP profits interests as of September 30, 2023:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP profits interests as of January 1, 2023	170	$4.19
Granted	—	—
Vested	(170)	4.19
Forfeited	—	—
Non-vested WUP profits interests as of September 30, 2023	—	$—
WUP Option Plan
As of September 30, 2023, the number of WUP stock options authorized and issued in the aggregate under the WUP Option Plan was 1.8 million. Each outstanding stock option is exercisable for one share of Common Stock.

The following table summarizes the activity under the WUP Option Plan as of September 30, 2023:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2023	1,280	$75.10	$12.02
Granted	—	—	—
Exercised	—	—	—
Forfeited	(78)	71.63	7.34
Expired	(10)	72.71	6.74
Outstanding WUP stock options as of September 30, 2023	1,192	$75.35	$12.38
Exercisable WUP stock options as of September 30, 2023	1,192	$75.35	$12.38
The aggregate intrinsic value as of September 30, 2023, for WUP stock options that were outstanding and exercisable was nil.
The weighted-average remaining contractual term as of September 30, 2023, for WUP stock options that were outstanding and exercisable was approximately 5.8 years.
The following table summarizes the status of non-vested WUP stock options as of September 30, 2023:

	Number of WUP Stock Options	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested WUP stock options as of January 1, 2023	104	$19.95
Granted	—	—
Vested	(102)	20.03
Expired	—	—
Forfeited	(2)	16.01
Non-vested WUP stock options as of September 30, 2023	—	$—
Amended and Restated 2021 LTIP
As of September 30, 2023, an aggregate of 5.2 million shares were authorized for issuance under the Amended and Restated 2021 LTIP.
Restricted Stock Units
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to RSUs as of September 30, 2023:

	Number of RSUs(1)	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2023	1,617	$34.64
Granted	2,297	2.69
Vested	(584)	35.25
Forfeited	(649)	22.28
Non-vested RSUs as of September 30, 2023	2,681	$10.12
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

The total unrecognized compensation cost related to non-vested RSUs was $20.5 million as of September 30, 2023 and is expected to be recognized over a weighted-average period of 1.6 years.
Performance-Based Restricted Stock Units (“PSUs”)
Under the terms of the PSUs granted to certain employees, upon the achievement of certain pre-determined performance objectives, each PSU may settle into shares of our Common Stock. The PSUs will vest, if at all, upon the actual achievement of the related performance objectives, subject to specified change of control exceptions.
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to PSUs as of September 30, 2023:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2023	96	$21.68
Granted	145	2.93
Vested	(32)	12.19
Forfeited	(44)	15.19
Non-vested PSUs as of September 30, 2023(1)	165	$8.71
(1)     Non-vested PSUs reflected in the table above include approximately 84 thousand of PSUs that may settle in shares of our Common Stock equal to 0-120% of the PSUs and 106 thousand PSUs that may settle into shares of Common Stock equal to 0-200% of the PSUs, in each case based on the level of performance.

Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of September 30, 2023, the achievement of the performance objectives associated with certain non-vested PSUs was deemed not probable of being achieved and, accordingly, $0.3 million of compensation cost has not been recognized.
RSUs Subject to Market-Based Vesting Conditions (“Market-Based RSUs”)
The Company previously granted Market-Based RSUs to certain employees, pursuant to the terms of which each Market-Based RSU was settleable into shares of Common Stock. The Market-Based RSUs were subject to vesting, if at all, based on the closing trading price per share of our Common Stock over any 30 consecutive trading day-period that occurred prior to the end date specified in the underlying award agreement, subject to continued service through each such vesting date. Based on the Common Stock trading price, the market conditions for the outstanding Market-Based RSUs were not met, and no shares vested as of June 30, 2023. All outstanding unvested Market-Based RSUs were forfeited and cancelled during the three months ended June 30, 2023.
Wheels Up Stock Options
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to Wheels Up stock options as of September 30, 2023:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2023	77	$100.00	$47.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of September 30, 2023	77	$100.00	$47.52
Exercisable Wheels Up stock options as of September 30, 2023	77	$100.00	$47.52
The aggregate intrinsic value as of September 30, 2023, for Wheels Up stock options that were outstanding and exercisable was nil.
The weighted-average remaining contractual term as of September 30, 2023, for Wheels Up stock options that were outstanding and exercisable was approximately 4.1 years. All Wheels Up stock options vested in prior periods.
Equity-Based Compensation Expense
Compensation expense for WUP profits interests recognized in the condensed consolidated statements of operations was nominal and $0.2 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $0.1 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Compensation expense for WUP restricted interests recognized in the condensed consolidated statements of operations was nil for each of the three months ended September 30, 2023 and 2022, and nil and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Compensation expense for WUP stock options under the WUP Option Plan and Wheels Up stock options under the Amended and Restated 2021 LTIP recognized in the condensed consolidated statements of operations was $0.2 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively.
Compensation expense for RSUs and PSUs recognized in the condensed consolidated statements of operations was $3.3 million and $11.2 million for the three months ended September 30, 2023 and 2022, respectively, and $15.2 million and $29.9 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$826	$3,581	$3,097	$11,320
Technology and development	620	751	1,777	2,047
Sales and marketing	440	2,756	1,781	8,314
General and administrative	1,622	15,416	14,995	44,158
Total equity-based compensation expense	$3,508	$22,504	$21,650	$65,839
Earnout Shares
On July 13, 2021 (the “Business Combination Closing Date”), we consummated the transactions contained in the Agreement and Plan of Merger with Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company, dated as of February 1, 2021, as amended on May 6, 2021 (the “Business Combination”). As part of the Business Combination, existing holders of WUP equity, including certain holders of WUP profits interests and restricted interests, but excluding holders of WUP stock options, have the right to receive up to an aggregate of 0.9 million additional shares of our Common Stock in three equal tranches, which are issuable upon the achievement of share price thresholds of $125.00, $150.00 and $175.00 for any 20 trading days within a period of 30 consecutive trading days on or before July 13, 2026, respectively (the “Earnout Shares”). Earnout Shares are not attributable to any equity-based compensation plan.
Earnout Shares are attributable to vested WUP profits interests and restricted interests as of the date each of the Earnout Share market conditions are met. No Earnout Shares have been issued as of September 30, 2023.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Closing Date and had a weighted-average period of 1.7 years.
Based on the Common Stock trading price, the market conditions were not met, and no Earnout Shares vested as of September 30, 2023. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was nil and $9.7 million for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $28.8 million for the nine months ended September 30, 2023 and 2022, respectively.
Treasury Stock
As of September 30, 2023, we had 275,707 shares of treasury stock. The increase in treasury stock during the nine months ended September 30, 2023 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of RSUs as well as shares of Common Stock acquired from stockholders who would otherwise have held fractional shares because the number of shares of Common Stock they held before the Reverse Stock Split was not evenly divisible by the reverse stock split ratio, which the Company acquired for cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of issuance of such fractional shares of Common Stock.

11.WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”). On the Business Combination Closing Date, Wheels Up assumed the Warrants. Each whole Warrant entitles the holder to purchase 1/10th share of Common Stock at a price of $115.00 per whole share of Common Stock. The Public Warrants and Private Warrants became exercisable on September 25, 2021, which was

12 months from the closing of the Aspirational initial public offering, and expire on July 13, 2026 or earlier upon redemption or liquidation.
In connection with the Business Combination, we filed a Registration Statement on Form S-1 that was declared effective by the SEC on August 24, 2021, as amended by Post-Effective Amendment No. 1 thereto that was declared effective by the SEC on March 21, 2022, as further amended by Post-Effective Amendment No. 2 to Form S-1 on Form S-3 filed with the SEC on July 20, 2022, and as further amended by Post-Effective Amendment No. 3 to Form S-1 on Form S-3 that was declared effective by the SEC on August 10, 2022 (collectively, the “Selling Stockholder Registration Statement”). The Selling Stockholder Registration Statement relates to the issuance of an aggregate of 1,252,149 shares of Common Stock underlying the Public Warrants and Private Warrants. As of September 30, 2023, there have not been any warrants exercised and 12,521,494 remain outstanding. The Public Warrants were delisted from trading on the NYSE on July 17, 2023 and deregistered under the Exchange Act effective October 5, 2023.

12.NON-CONTROLLING INTERESTS
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
The calculation of non-controlling interests was as follows:

	September 30, 2023		December 31, 2022
Number of WUP common units held by Wheels Up(1)	166,804,743	100.0%	24,933,857	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	166,804,743	100.0%	24,933,857	100.0%
(1) WUP common units represent an equivalent ownership of Common Stock outstanding.
(2) Based on the closing price of Common Stock on the last trading day of the period covered by this Quarterly Report, there would be no WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of September 30, 2023.
Weighted-average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was 0.0% for each of the three and nine months ended ended September 30, 2023 and 2022.

13.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to various legal actions arising in the normal course of business. While we do not expect that the ultimate resolution of any of these pending actions will have a material effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which we believe to be immaterial as of September 30, 2023, does not become material in the future.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to our activity. As of September 30, 2023 and December 31, 2022, we estimated the potential exposure to such tax liability was $10.6 million and $10.4 million, respectively, the expense for which was included in accrued expenses on the condensed consolidated balance sheets and in cost of revenue in the condensed consolidated statements of operations as of and for the applicable periods presented.

14.RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred expenses of $0.4 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, from transactions related to the CCA with Delta. As of September 30, 2023 and December 31, 2022, $0.4 million and $2.4 million, respectively, were included in Accrued expenses on the condensed consolidated balance sheets and $4.6 million and nil, respectively, were included in Other non-current liabilities on the condensed consolidated balance sheets related to transactions associated with the CCA with Delta.
The Company completed certain financing transactions with Delta during the three months ended September 30, 2023, including the Amended Note, the Term Loan and the issuance of a portion of the Initial Shares to Delta, in each case in amounts equal to the amount of the Term Loan funded by Delta in relation to the total Term Loan funded on the Credit Agreement Closing Date. See Note 7, Long-Term Debt and Note 10, Stockholders Equity and Equity-Based Compensation Expense, for additional information about the Term Loan, Revolving Credit Facility and issuance of a portion of the Initial Shares to Delta during the three months ended September 30, 2023.
15.RESTRUCTURING AND RELATED CHARGES
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
As of September 30, 2023, we have incurred $17.7 million of charges associated with the Restructuring Plan related to severance payments, employee benefits and equity-based compensation, which represents all cash and non-cash charges expected under the Restructuring Plan. During the three months ended December 31, 2022, we recorded $7.2 million of expenses related to actions taken in the fourth quarter of 2022 and in connection with the Restructuring Plan. During the six months ended June 30, 2023, the remaining $10.5 million of expenses related to the Restructuring Plan were incurred and recorded in the Company’s condensed consolidated statement of operations, as follows (in thousands):

Cost of revenue	$755
Technology and development	2,299
Sales and marketing	2,058
General and administrative	5,408
Total restructuring expenses	$10,520
As of September 30, 2023, all charges associated with the Restructuring Plan have been paid.

16.INCOME TAXES
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
We recorded income tax expense of $0.6 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, and income tax expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. The effective tax rate was (0.4)% and (0.2)% for the three and nine months ended September 30, 2023, respectively, and (0.1)% and (0.2)% for the three and nine months ended September 30, 2022, respectively. Our effective tax rate for the three and nine months ended September 30, 2023 differs from the federal statutory rate of 21%, primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized and geographical mix of our earnings.
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
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of September 30, 2023, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
In general, under Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits to offset future taxable income or taxes. As a result of the Initial Issuance, the Company experienced an ownership change during the third quarter of 2023, that will limit the availability of our tax attributes offset future income. A formal Section 382 analysis is being performed to determine the extent of the limitations. Our net operating losses and tax attributes are currently subject to a full valuation allowance. Accordingly, we do not believe it will have a material impact on our consolidated financial statements.
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions and treats the tax effects of GILTI as a current period expense in the period incurred.

17.NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(144,813)	$(148,838)	$(406,272)	$(330,250)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	41,261,003	24,435,096	30,737,324	24,434,787
Basic and diluted net loss per share of Common Stock	$(3.51)	$(6.09)	$(13.22)	$(13.52)
There were no dividends declared or paid during each of the three and nine months ended September 30, 2023 and 2022.
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
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	September 30,
	2023	2022
Warrants(1)	1,252,149	1,252,149
Earnout Shares	900,000	900,000
RSUs(2)	3,109,823	2,432,789
Stock options	1,268,584	1,415,066
Total anti-dilutive securities	6,530,556	6,000,003
(1)     Each Warrant entitles the holder to purchase 1/10th of one share of Common Stock at a price of $115.00 per whole share of Common Stock.
(2)     Includes total RSUs and PSUs outstanding as of September 30, 2023 and total RSUs, PSUs and Market-Based RSUs outstanding as of September 30, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report. Unless the context otherwise requires, references in this MD&A section to “Wheels Up”, “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries.
Overview of Our Business
Wheels Up strives to disrupt private aviation by delivering innovative, accessible, travel through simple-to-use proprietary technology and mobile applications. We have become a recognized market leader and are redefining private flying by leveraging our unique technology-enabled marketplace platform. We connect flyers to private aircraft, and to one another, creating memorable lifestyle experiences. In addition, our unique partnership with Delta Air Lines, Inc. (“Delta”) provides our members and customers with a seamless offering across both private and premium commercial travel. We continue to enhance the experiences of our members and customers by offering a mix of programmatic and “pay as you fly” charter options that strategically utilize our owned aircraft fleet and an asset-light charter model to deliver a greater range of global travel alternatives.
We have an evolving business model generating revenue through flights, membership fees and other services. We have determined that we operate as one reportable segment, which is private aviation services.
Flight revenue includes both retail and wholesale charter. Wheels Up has one of the largest and most diverse mixes of available aircraft in the industry. As of September 30, 2023, we had approximately 200 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets, approximately half of which are Wheels Up branded aircraft. We also offer our members and customers a variety of global charter options by leveraging the capabilities of Air Partner, which uses an asset-light model to service customers globally. Wholesale customers, such as charter flight brokers and third-party operators, primarily pay a fixed rate for flights.
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
Membership revenue is generated from initiation and annual renewal fees across three different annual subscription tiers — Connect, Core and Business — each of which is designed to provide the varying services required across a range of existing and potential private flyers. Our Core membership is ideal for the more frequent individual private flyer who wants guaranteed availability and pricing, high-touch account management, capped rates and values ultimate convenience and flexibility. Our Business membership is best suited for companies of any size that want a broader group of individuals in their organization to be able to book and fly, while also requiring maximum flexibility to meet their business needs. Our Business customers include companies that fully-outsource their private travel solution to Wheels Up, including but not necessarily managing their privately owned aircraft, and those that use Wheels Up to serve or supplement their in-house flight desks. We have offered Core and Business memberships with guaranteed aircraft availability and fixed rate pricing since our inception; however, our most recent member program changes announced, which became effective on June 26, 2023, limit aircraft availability at fixed rates to certain geographic service regions (see “Member Program Changes & Up for Business Enhancements” below). The Connect membership, our introductory tier, offers variable rate pricing on a per trip basis and is designed for the consumer with less frequent flight needs or who has more flexibility in their schedule or does not seek capped rate pricing. All membership options provide access through the Wheels Up mobile app to on-demand charter flights, dynamic pricing, a variety of Shared Flights, empty-leg Hot Flights, Shuttles and The Community, an online platform of members-only forums to facilitate flight sharing, enabling members to reduce their cost of flying private. In addition, customers can qualify for Delta miles in the Delta SkyMiles Program as part of their membership.
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
We have historically managed aircraft for owners in exchange for a recurring contractual fee. Under the terms of the management agreements from which we derived revenue, in addition to owners utilizing their own aircraft, we had the ability to use the managed aircraft to fulfill member and non-member flights on a revenue sharing arrangement with the owner. Revenue associated with the management of aircraft included the recovery of owner incurred expenses, as well as the recharging of certain incurred aircraft operating costs. As described under “Sale of Aircraft Management Business” below, we sold our non-core aircraft management business to an unrelated third-party effective September 30, 2023. Our results for the three months ended September 30, 2023 include the results of the aircraft management business, but due to the divestiture, we do not expect to realize any significant revenue or expenses associated with aircraft management activities in future periods.
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
Recent Developments
Liquidity Initiatives
Term Loan and Revolving Credit Facility
On September 20, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”) and Cox Investment Holdings, Inc. (collectively with Delta and CK Wheels, the “Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties, pursuant to which (i) the Lenders provided a $350.0 million term loan facility (the “Term Loan”), the net proceeds of which were received by the Company on September 20, 2023, and (ii) Delta provided commitments for a $100.0 million revolving loan facility (the “Revolving Credit Facility” and collectively with the Term Loan and Incremental Term Loan (as defined below), the “Credit Facility”). The maturity date for the Term Loan is September 20, 2028 and for the Revolving Credit Facility, is the earlier of September 20, 2028 and the first date after September 20, 2025 on which all borrowings thereunder have been repaid. The Term Loan and any borrowings under the Revolving Credit Facility accrues interest at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding, which is payable in kind as compounded interest and capitalized to the principal amount of the applicable loan on the last day of each of March, June, September and December and the applicable maturity date. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding certain assets), and a junior lien on the Equipment Note Collateral (as defined “Liquidity and Capital Resources” below). The Credit Agreement is initially guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company.

The Company, with the consent of Delta and CK Wheels, may request the establishment of up to $50.0 million in new term loan commitments (collectively, the “Incremental Term Loan”) and any new lender(s) providing an Incremental Term Loan will join the Credit Agreement and generally have all of the rights and obligations of a Lender thereunder. As of the date of this Quarterly Report, the Company is in active discussions with additional parties to provide an Incremental Term Loan as permitted under the Credit Agreement. See “Liquidity and Capital Resources” below and Note 7, Long-Term Debt in the Notes to Financial Statements included herein for additional information about the Term Loan and Revolving Credit Facility.
Payoff of Delta Promissory Note
As previously disclosed, the Company entered into a Secured Promissory Note, dated August 8, 2023 (the “Note”), with Delta, as payee, which was subsequently amended pursuant to the First Amendment thereto, dated August 15, 2023, the Second Amendment thereto, dated August 21, 2023, the Third Amendment thereto, dated September 6, 2023, and the Fourth Amendment thereto, dated September 14, 2023 (collectively with the Note, the “Amended Note”), pursuant to which Delta provided $70.0 million aggregate principal amount of short-term funding to the Company at an interest rate of 10% per annum, which was payable in kind and capitalized to the outstanding principal amount of the Amended Note on a quarterly basis. In connection with the initial funding of the Term Loan, on September 20, 2023, the Company repaid all amounts due and owing under the Amended Note using a portion of the proceeds from the Term Loan and the Amended Note was terminated upon repayment in-full.
Amendment to Certain Equipment Note Documents
In connection with the initial funding of the Term Loan, on September 20, 2023, the Company, Wheels Up Partners LLC, an indirect subsidiary of the Company (“WUP LLC”), and certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the outstanding Equipment Notes (as defined under “Liquidity and Capital Resources” below), entered into Omnibus Amendment No. 1, dated as of September 20, 2023 (the “Omnibus Amendment”), with Wilmington Trust, National Association and the lenders under the Equipment Notes, pursuant to which amendments were made to certain documents governing the Equipment Notes to, among other things, (i) reduce the minimum liquidity covenant under the guarantee related to the Equipment Notes with respect to the Company and its subsidiaries from $125.0 million at the end of each calendar quarter to $75.0 million on any date, (ii) permit the execution of the Credit Agreement and (iii) reflect the consent of the lenders under the Equipment Notes that will allow the Company to effect a sale of certain guarantors under the guarantee related to the Equipment Notes from time to time. See “Liquidity and Capital Resources” below for additional information about the Omnibus Amendment.
Common Stock Issuance
In connection with the initial funding of the Term Loan, the Company entered into an Investment and Investor Rights Agreement, dated as of September 20, 2023 (the “Investor Rights Agreement”), by and among the Company and the Lenders. Pursuant to the Investor Rights Agreement, the Company issued to the Lenders 141,313,671 shares in the aggregate (the “Initial Shares”) of the Company’s Class A common stock, $0.0001 par value per share (“Common Stock”), in a private placement that closed on September 20, 2023, which represented approximately 80% of the Company’s issued and outstanding shares of Common Stock on a fully diluted basis as of September 15, 2023 (the “Initial Issuance”). The Initial Issuance was consummated without the approval of the Company’s stockholders based on the Financial Distress Exception provided for in the Shareholder Approval Policy of the New York Stock Exchange. In addition, the Company agreed to issue an additional 529,926,270 shares in the aggregate (the “Deferred Shares” and, together with the Initial Shares, the “Investor Shares”) of Common Stock, which together with the Initial Shares will represent approximately 95% of the Company’s issued and outstanding shares of Common Stock on a fully diluted basis as of September 15, 2023 (the “Deferred Issuance” and together with the Initial Issuance, the “Investor Issuances”). The Deferred Issuance is contingent upon, and are expected to be issued to the Lenders (and any additional lender permitted pursuant to the Credit Agreement) after, the receipt of stockholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder at a special meeting of the Company’s stockholders expected to be held on November 9, 2023 (the “Special Meeting”). The Investor Shares will be issued in a private placement such that upon completion of the Deferred Issuance, if at all, each Lender (or any additional lender permitted pursuant to the Credit Agreement) will have been issued a pro rata portion of the Investor Shares equal the proportion of its participation in the Term Loan, together with any additional term loan issued prior to, or concurrently with, the completion of the Investor Issuances.
The Investor Rights Agreement also contains certain other terms and conditions related to the Lenders’ ownership of Common Stock, including, among other things, that the Lenders have the right to designate certain members of the Board depending on the level of Common Stock ownership and certain transfer restrictions and liquidity rights. In addition, the Company and the Lenders entered into a customary Registration Rights Agreement, dated as of September 20, 2023 (the “Registration Rights Agreement”), pursuant to which, among other things, the Company agreed to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, the Investor Shares on or before October 20, 2024 and certain other demand and piggyback registration rights in favor of the Lenders.
The issuance, offer and/or sale of any securities described herein has not been registered under any federal or state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the applicable federal and state laws. This Quarterly Report shall not constitute an offer to sell or a solicitation of an offer to purchase any securities, and shall not constitute an offer, solicitation or sale in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful.
Divestiture of Aircraft Management Business
On September 30, 2023, the Company completed the previously announced sale of the equity interests of a Company subsidiary which held its non-core aircraft management business to Executive AirShare LLC (“AirShare”). The total maximum transaction consideration of $19.1 million consists of $13.2 million of cash received on the closing date, contingent consideration with an estimated fair value of $4.8 million, all or a portion of which will be earned, if at all, upon the timely satisfaction of certain conditions, an escrow receivable of up to $0.6 million and non-contingent consideration receivable of $0.5 million. Concurrently with the closing of the transaction, certain subsidiaries of the Company and AirShare entered into short-term transition services, aircraft operating and fleet management agreements to facilitate the transition of remaining assets and services that comprise the aircraft management business to AirShare. The transaction was part of the Company’s efforts to divest non-core assets as we focus on our operational efficiency and other cost reduction initiatives.
Operational Efficiency and Cost Reduction Initiatives
Member Program Changes & Up for Business Enhancements
On May 9, 2023, we announced changes to our member program that we expect will better serve members and customers, while also improving our operational efficiency and flight margins. These member program changes took effect on June 26, 2023, and included, among others, the creation of two primary service regions – one East of the Mississippi River and one focused in the Western region of the country – and travel in between. We believe these changes will allow us to better utilize our King Air and Light, Mid and Super-Midsize jet fleets to enhance flight experience and member service in our primary operating areas. We continue to provide flight services to all regions in the United States. Areas outside of our primary service regions will be dynamically priced at competitive market rates. These member program changes took immediate effect with respect to new Prepaid Block purchases. However, these changes generally do not apply to Prepaid Blocks purchased prior to effectiveness (the “historical funds”), which members may continue to utilize under prior rule-sets until the historical funds are exhausted. We expect that as historical funds are consumed and our members transition to the latest member programs, both the Company and its members will begin to more fully realize the benefits of our latest member program changes. However, during the period of transition, the Company may continue to experience short-term financial variability, as well as fluctuation in the number of Active Members (as defined below). We believe that these program changes are necessary to support our sustained operations and financial goals.
In addition, we are further integrating our corporate sales teams with Delta to yield additional profitable flying opportunities that complement the flying habits of our existing base of customers. On November 1, 2023, we launched a new Up for Business corporate program designed to better serve our small and medium-sized enterprise members with a tailored private aviation solution that features industry-leading pricing, discounts and benefits designed specifically for such businesses.
Certificate Consolidation and Operational Efficiency Efforts
We continue to pursue the consolidation of our U.S. Federal Aviation Administration (“FAA”) operating certificates, which is intended to simplify our flight operations by harmonizing our procedures across the entire company versus the multiple operating silos that exist today. In February 2023, we consolidated the legacy Alante Air Charter operations and our Cessna CJ3 aircraft onto one FAA operating certificate. On September 30, 2023, we completed the sale of the aircraft management business, which included the disposition of the two related FAA operating certificates. We expect our certificate consolidation and related operational efficiency efforts will contribute meaningfully to our service delivery and financial results in future periods. We continue to pursue the consolidation of our remaining operating certificates.
We have also implemented changes to our aircraft fleet management and maintenance operations intended to improve the efficiency of our operations and the availability of our aircraft. We expect to continue to take actions to simplify our business and focus on our core charter operations, which could include strategic aircraft sales as we optimize our fleet and divesting non-core assets. We have also taken discrete cost cutting actions related to our vendors and are actively rationalizing our leased real estate portfolio. We believe these actions are important to achieving operational excellence and more profitable flying.
Restructuring Plan
In March 2023, we announced the adoption of a restructuring plan (the “Restructuring Plan”), which was intended to streamline the Company’s organization and reduce headcount in areas of the business that do not directly impact the Company’s operations or its customers’ experience. Excluded from these actions were key operationally focused employee groups such as pilots, maintenance and operations-support personnel.
Atlanta Member Operations Center
On May 15, 2023, we began operating our Member Operations Center in the Atlanta, Georgia area (the “Atlanta Member Operations Center”). Establishment of the Atlanta Member Operations Center centralizes our critical functions with the goal of better serving our members and customers.
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
The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(144,813)	$(148,838)	$(406,272)	$(330,637)
Add back (deduct)
Interest expense	11,258	—	27,035	—
Interest income	(404)	(1,130)	(6,090)	(1,612)
Income tax expense	579	185	751	505
Other expense, net	(613)	625	822	1,505
Depreciation and amortization	15,459	16,500	45,027	46,862
Change in fair value of warrant liability	61	(2,504)	(685)	(8,265)
Loss on divestiture	2,991	—	2,991	—
Equity-based compensation expense	3,508	22,504	21,650	65,839
Acquisition and integration expenses(1)	—	4,747	2,108	16,092
Restructuring charges(2)	22,213	682	40,905	6,165
Atlanta Member Operations Center set-up expense(3)	10,765	—	26,895	—
Certificate consolidation expense(4)	3,279	—	10,799	—
Impairment of goodwill(5)	56,200	62,000	126,200	62,000
Other(6)	988	—	117	—
Adjusted EBITDA	$(18,529)	$(45,229)	$(107,747)	$(141,546)
__________________
(1)Consists of expenses incurred associated with acquisitions, as well as integration-related charges incurred within one year of acquisition date primarily related to system conversions, re-branding costs and fees paid to external advisors.
(2)For the three and nine months ended September 30, 2023, includes restructuring charges related to the Restructuring Plan and related strategic business expenses incurred to support significant changes to our member programs and certain aspects of our operations, primarily consisting of consultancy fees associated with designing and implementing changes to our member programs and obtaining financing, and severance and recruiting expenses associated with executive transitions and other employee separation programs as part of our cost reduction initiatives. For the three and nine months ended September 30, 2022, includes restructuring charges for employee separation programs following strategic business decisions.
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
(5)Represents non-cash impairment charge related to goodwill recognized in the second and third quarters of 2023. See Note 1, Summary of Business and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included herein.
(6)Includes collections of certain aged receivables which were added back to Net Loss in the reconciliation presented for the twelve months ended December 31, 2022, as well as recognition of charges related to an individually immaterial litigation settlement.

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
The following table reconciles Adjusted Contribution to gross profit (loss), which is the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$320,063	$420,356	$1,006,937	$1,171,503
Less: Cost of revenue	(299,887)	(403,042)	(981,581)	(1,144,698)
Less: Depreciation and amortization	(15,459)	(16,500)	(45,027)	(46,862)
Gross profit (loss)	4,717	814	(19,671)	(20,057)
Gross margin	1.5%	0.2%	(2.0)%	(1.7)%
Add back:
Depreciation and amortization	15,459	16,500	45,027	46,862
Equity-based compensation expense in cost of revenue	826	3,581	3,097	11,320
Acquisition and integration expense in cost of revenue(1)	—	650	—	650
Restructuring expense in cost of revenue(2)	320	—	1,075	—
Atlanta Member Operations Center set-up expense in cost of revenue(3)	10,642	—	22,440	—
Certificate consolidation expense in cost of revenue(4)	3,279	—	7,720	—
Adjusted Contribution	$35,243	$21,545	$59,688	$38,775
Adjusted Contribution Margin	11.0%	5.1%	5.9%	3.3%
__________________
(1)Consists of expenses incurred associated with acquisitions, as well as integration-related charges incurred within one year of acquisition date
(2)For the three and nine months ended September 30, 2023, includes restructuring charges related to the Restructuring Plan and other employee separation programs as part of our cost reduction initiatives.
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

The following table summarizes our key operating metrics:

	As of September 30,
	2023	2022	% Change
Active Members	10,775	12,688	(15)%

	Three Months Ended September 30,
	2023	2022	% Change
Active Users	11,988	13,339	(10)%

Live Flight Legs	16,581	21,025	(21)%

Flight revenue per Live Flight Leg	$12,945	$13,266	(2)%

	Nine Months Ended September 30,
	2023	2022	% Change
Live Flight Legs	50,107	60,356	(17)%

Flight revenue per Live Flight Leg	$13,605	$13,244	3%
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
Aircraft management revenue consists of contractual monthly management fees charged to aircraft owners, recovery of owner incurred expenses including maintenance coordination, cabin crew and pilots, and recharging of certain incurred aircraft operating costs such as maintenance, fuel, landing fees and parking. We pass recovery and recharge amounts back to owners at either cost or at a predetermined margin. We sold our aircraft management business to an unrelated third-party effective September 30, 2023. Therefore, our results for the three months ended September 30, 2023 include the results of the aircraft management business, but due to the divestiture, we do not expect to realize any significant revenue or expenses associated with aircraft management activities in future periods.
Other revenue primarily consists of (i) sales of whole aircraft, (ii) group charter revenue, (iii) cargo revenue, and (iv) MRO and FBO revenues. In addition, other revenue includes safety and security revenue, flight management fees, software subscription fees from third-party operators for access to UP FMS, fees from third-party sponsorships and partnership fees and special missions revenue, including government, defense, emergency and medical transport.
Costs and Expenses
Costs and expenses consist of the following components:
Cost of Revenue
Cost of revenue primarily consists of direct expenses incurred to provide flight services and facilitate operations, including aircraft lease costs, fuel, crew travel, maintenance and third-party flight costs. Cost of revenue also consists of compensation expenses, including equity-based compensation and related benefits, for employees that directly facilitate flight operations. In addition, cost of revenue includes aircraft management expenses incurred such as maintenance coordination, cabin crew and pilots, and certain aircraft operating costs such as maintenance, fuel, landing fees and parking.
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
Loss on Divestiture
Loss on divestiture consists of the loss on the sale of our aircraft management business.
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
Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
The following table sets forth our results of operations for each of the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Change in
	2023	2022	$	%
Revenue	$320,063	$420,356	$(100,293)	(23.9)%

Costs and expenses:
Cost of revenue	299,887	403,042	(103,155)	(25.6)%
Technology and development	19,962	16,639	3,323	20.0%
Sales and marketing	22,548	30,830	(8,282)	(26.9)%
General and administrative	42,853	44,323	(1,470)	(3.3)%
Depreciation and amortization	15,459	16,500	(1,041)	(6.3)%
Gain on sale of aircraft held for sale	(7,841)	(1,316)	(6,525)	495.8%
Impairment of goodwill	56,200	62,000	(5,800)	(9.4)%
Total costs and expenses	449,068	572,018	(122,950)	(21.5)%

Loss from operations	(129,005)	(151,662)	22,657	(14.9)%

Other income (expense):
Loss on divestiture	(2,991)	—	(2,991)	n/m
Loss on extinguishment of debt	(1,936)	—	(1,936)	n/m
Change in fair value of warrant liability	(61)	2,504	(2,565)	(102.4)%
Interest income	404	1,130	(726)	(64.2)%
Interest expense	(11,258)	—	(11,258)	n/m
Other income (expense), net	613	(625)	1,238	(198.1)%
Total other income (expense)	(15,229)	3,009	(18,238)	(606.1)%

Loss before income taxes	(144,234)	(148,653)	4,419	(3.0)%

Income tax benefit (expense)	(579)	(185)	(394)	213.0%

Net loss	(144,813)	(148,838)	4,025	(2.7)%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(144,813)	$(148,838)	$4,025	(2.7)%
n/m - not meaningful

Revenue
Revenue decreased for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, as follows (in thousands).

	Three Months Ended September 30,		Change in
	2023	2022	$	%
Membership	$20,622	$22,409	$(1,787)	(8.0)%
Flight	214,645	278,917	(64,272)	(23.0)%
Aircraft management	53,235	58,962	(5,727)	(9.7)%
Other	31,561	60,068	(28,507)	(47.5)%
Total	$320,063	$420,356	$(100,293)	(23.9)%
The decrease in Membership revenue was driven by a 15% decrease in Active Members year-over-year.
The decrease in Flight revenue was primarily driven by a 21% decrease in Live Flight Legs year-over-year, reflecting a slowdown in the industry and our efforts to focus on profitable flying., which resulted in a $59.0 million reduction to revenue during the period, and a 2% decrease in flight revenue per Live Flight Leg, which resulted in a $5.3 million decrease in revenue during the period.
The decrease in Aircraft management revenue was primarily attributable to a decrease in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which stemmed from a decrease in the number of aircraft under management, as well as a decrease in owner flying.
The decrease in Other revenue was primarily attributable to a $33.1 million decrease in sales of aircraft inventory, as the Company has reduced its focus on whole aircraft sales, partially offset by a $5.5 million increase in software licensing revenue.
Cost of Revenue
Cost of revenue decreased by $103.2 million, or 26%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
The decrease in cost of revenue was primarily driven by the decrease in revenue during the period, operational efficiencies realized during the period as a result of the initiatives discussed above, as well as a decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period. The decreases were partially offset by one-time expenses associated with the consolidation of our FAA operating certificates and set-up of our Atlanta Member Operations Center.
Adjusted Contribution Margin increased 590 basis points for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily attributable to the realization of cost savings as a result of the Restructuring Plan and discrete cost optimization and operational efficiency measures. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.
Other Operating Expenses
Technology and Development
Technology and development expenses increased by $3.3 million, or 20%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily attributable to a $4.7 million increase in enterprise software expenses, including $2.7 million of charges associated with a software implementation project abandoned during the period based on the evaluation of future business needs, and a $1.9 million increase in employee compensation and benefits driven by severance charges associated with a small reduction in force in the third quarter of 2023. The increases were partially offset by a $1.9 million increase in capitalization of costs related to the development of internal use software and a $1.1 million decrease in IT equipment spend.
Sales and Marketing
Sales and marketing expenses decreased by $8.3 million, or 27%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily attributable to a $4.2 million decrease in sales commissions driven by the decrease in year-over-year revenues, a $2.3 million decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period, a $1.4 million decrease in salaries, benefits and allocable expenses primarily associated with decrease in headcount year-over-year and a $1.0 million reduction in advertising and marketing spend.
General and Administrative
General and administrative expenses decreased by $1.5 million, or 3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily attributable to a $13.9 million decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period and a $1.9 million decrease in third-party professional fees. The decrease was partially offset by a $10.8 million increase in professional fees associated with executing the Company’s operational and efficiency initiatives, designing our member program changes and obtaining financing, a $0.9 million increase in legal settlement charges and a $0.8 million increase in bad debt expense related to a benefit taken during the third quarter of 2022.
Depreciation and Amortization
Depreciation and amortization expenses decreased $1.0 million, or 6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily attributable to a $2.0 million decrease in depreciation of aircraft, partially offset by a $0.5 million increase in depreciation of leasehold improvements.
Impairment of Goodwill
We recorded a non-cash goodwill impairment charge of $56.2 million in the third quarter of 2023, following our interim quantitative goodwill impairment test performed over WUP Legacy as of September 20, 2023. See Note 1, Summary of Business and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included herein.
Interest Income
Interest income decreased by $0.7 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was attributable to holding lower levels of cash equivalents in money market funds during the period.
Interest Expense
Interest expense was $11.3 million for the three months ended September 30, 2023 with no comparable amount in the three months ended September 30, 2022. The increase was primarily attributable to the Equipment Notes (as defined below) issued in October 2022.
Other Expense, Net
Other expense, net was relatively consistent for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Results of Our Operations for the Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022
The following table sets forth our results of operations for each of the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Change in
	2023	2022	$	%
Revenue	$1,006,937	$1,171,503	$(164,566)	(14.0)%

Costs and expenses:
Cost of revenue	981,581	1,144,698	(163,117)	(14.2)%
Technology and development	50,265	42,436	7,829	18.4%
Sales and marketing	71,500	87,761	(16,261)	(18.5)%
General and administrative	122,334	130,200	(7,866)	(6.0)%
Depreciation and amortization	45,027	46,862	(1,835)	(3.9)%
Gain on sale of aircraft held for sale	(11,328)	(3,950)	(7,378)	186.8%
Impairment of goodwill	126,200	62,000	64,200	103.5%
Total costs and expenses	1,385,579	1,510,007	(124,428)	(8.2)%

Loss from operations	(378,642)	(338,504)	(40,138)	11.9%

Other income (expense):
Loss on divestiture	(2,991)	—	(2,991)	n/m
Loss on extinguishment of debt	(2,806)	—	(2,806)	n/m
Change in fair value of warrant liability	685	8,265	(7,580)	(91.7)%
Interest income	6,090	1,612	4,478	277.8%
Interest expense	(27,035)	—	(27,035)	n/m
Other income (expense), net	(822)	(1,505)	683	(45.4)%
Total other income (expense)	(26,879)	8,372	(35,251)	(421.1)%

Loss before income taxes	(405,521)	(330,132)	(75,389)	22.8%

Income tax benefit (expense)	(751)	(505)	(246)	48.7%

Net loss	(406,272)	(330,637)	(75,635)	22.9%
Less: Net loss attributable to non-controlling interests	—	(387)	387	(100.0)%
Net loss attributable to Wheels Up Experience Inc.	$(406,272)	$(330,250)	$(76,022)	23.0%
n/m - not meaningful

Revenue
Revenue decreased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, as follows (in thousands).

	Nine Months Ended September 30,		Change in
	2023	2022	$	%
Membership	$63,780	$67,076	$(3,296)	(4.9)%
Flight	681,691	799,351	(117,660)	(14.7)%
Aircraft management	165,431	180,186	(14,755)	(8.2)%
Other	96,035	124,890	(28,855)	(23.1)%
Total	$1,006,937	$1,171,503	$(164,566)	(14.0)%
The decrease in Membership revenue was driven by a 15% decrease in Active Members year-over-year offset by lower incentives on memberships.
The decrease in Flight revenue was primarily driven by a 17% decrease in Live Flight Legs year-over-year, which resulted in a $135.7 million reduction to revenue during the period, partially offset by a 3% increase in flight revenue per Live Flight Leg, which drove a $18.1 million increase in revenue during the period.
The decrease in Aircraft management revenue was primarily attributable to a decrease in our recovery of owner and rechargeable costs related to operating aircraft under management, both of which resulted from a decrease in owner flying and operating costs.
The decrease in Other revenue was primarily attributable to a $45.7 million decrease in revenue from whole aircraft sales. The decrease was partially offset by a $14.3 million increase attributable to Air Partner for the three months ended March 31, 2023 and a $5.6 million increase in software licensing revenue.
Cost of Revenue
Cost of revenue decreased by $163.1 million, or 14%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in cost of revenue was primarily driven by the decrease in revenue during the period, operational efficiencies realized during the period as a result of the operational efficiency initiatives discussed above, as well as a decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period. The decreases were partially offset by one-time expenses associated with the consolidation of our FAA operating certificates and set-up of our Atlanta Member Operations Center.
Adjusted Contribution Margin increased 260 basis points for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily attributable to the operational efficiency initiatives discussed above. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of gross margin to Adjusted Contribution Margin.
Other Operating Expenses
Technology and Development
Technology and development expenses increased by $7.8 million, or 18%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily attributable to a $9.2 million increase in employee compensation and allocable costs due to increased headcount year-over-year as a result of converting external professionals into full-time employees, as well as $2.3 million of one-time charges incurred during the first quarter of 2023 associated with the Restructuring Plan. The increase was also driven by a $6.8 million increase in enterprise software costs, including $2.7 million of charges associated with a software implementation abandoned during the period based on the evaluation of future business needs. The increase was partially offset by a $7.0 million increase in capitalization of costs related to the development of internal use software and a $2.0 million decrease in IT equipment spend.
Sales and Marketing
Sales and marketing expenses decreased by $16.3 million, or 19%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by a $7.7 million decrease in in sales commissions driven by the decrease in year-over-year revenues, a $6.3 million decrease in equity-based compensation associated with historical awards which vested prior to or within the current period, a $3.0 million decrease in events spend and a $1.4 million decrease in advertising spend. The decreases were partially offset by $7.2 million of expenses attributable to Air Partner for the three months ended March 31, 2023.
General and Administrative
General and administrative expenses decreased by $7.9 million, or 6%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by a $30.4 million decrease in equity-based compensation associated with historical awards which vested prior to or within the current period as well as forfeitures during the period and a $1.1 million increase in legal settlement charges. The decreases were partially offset by a $7.9 million increase in employee compensation and allocable costs, primarily attributable to severance associated with executive transitions, $7.2 million of expenses attributable to Air Partner during the three months ended March 31, 2023 and a $6.9 million increase in professional fees associated with executing the Company’s operational and efficiency initiatives, designing our member program changes and obtaining financing.
Depreciation and Amortization
Depreciation and amortization expenses were relatively consistent for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Impairment of Goodwill
We recorded aggregate non-cash goodwill impairment charges of $126.2 million in the second and third quarters of 2023, following our interim quantitative goodwill impairment tests performed over WUP Legacy as of June 1, 2023 and September 20, 2023, respectively. See Note 1, Summary of Business and Significant Accounting Policies to of the Notes to Condensed Consolidated Financial Statements included herein.
Interest Income
Interest income increased by $4.5 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was attributable to higher rates of interest earned on cash equivalents in money market funds during the first half of 2023.
Interest Expense
Interest expense was $27.0 million for the three months ended June 30, 2023. The interest expense during the period was primarily attributable to the Equipment Notes (as defined below) issued in October 2022.
Other Expense, Net
Other expense, net was relatively consistent for nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources
Overview and Liquidity Outlook
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the Business Combination and debt financing transactions, and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of September 30, 2023, we had $244.8 million of cash and cash equivalents and $29.3 million of restricted cash. As of September 30, 2023, our long-term debt obligations consisted primarily of approximately $232.6 million aggregate principal amount outstanding of Equipment Notes (as defined below) and the Term Loan in the aggregate principal amount of $351.0 million (including capitalized interest). Pursuant to the Credit Agreement, Delta has provided commitments for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances and is subject to liquidity-driven repayment conditions. As of September 30, 2023, no amounts were outstanding under the Revolving Credit Facility. In addition, we had a working capital deficit of $459.3 million as of September 30, 2023 and net cash used in operating activities was $661.5 million for the nine months ended September 30, 2023. We expect to meet our liquidity needs for the next 12 months with a combination of cash and cash equivalents, cash flows from operations, strategic dispositions of non-core or underutilized assets and, if needed, borrowings under the Revolving Credit Facility. Our ability to satisfy our long-term liquidity needs will depend on, among others, our ability to generate cash flows from operations and enter into additional or alternate financing arrangements.
Long-Term Debt
2022-1 Equipment Notes
In October 2022, WUP LLC entered into a Note Purchase Agreement, dated as of October 14, 2022 (“Note Purchase Agreement”), pursuant to which WUP LLC issued $270.0 million aggregate principal amount of the equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of the principal amount equal to 10% per annum and balloon payments due at each maturity date. Interest and principal payments on the Equipment Notes are payable quarterly on each January 15, April 15, July 15 and October 15, which began on January 15, 2023. As of September 30, 2023, the Equipment Notes were secured by first-priority liens on 127 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries (the “Equipment Note Collateral”).
The Equipment Notes were sold pursuant to the Note Purchase Agreement, and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). In connection with the entering into the Credit Agreement, the Company, WUP LLC, certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the Equipment Notes entered into the Omnibus Amendment in order to amend certain of the agreements governing the Equipment Notes, including the Note Purchase Agreement, Indentures and related guarantees. The Note Purchase Agreement and the Indentures and related guarantees, as each was amended by the Omnibus Amendment, contain certain covenants, including, among others, a liquidity covenant that requires the Company and its subsidiaries to maintain minimum aggregate available cash and Cash Equivalents (as defined in the Note Purchase Agreement), including certain amounts held on deposit for the benefit of the lenders, of $75.0 million on any date, a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on certain acquisitions, mergers or disposals of assets, making certain investments or entering into certain transactions with affiliates, prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions, and paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes and the Term Loan and Revolving Credit Facility. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. to the Company also must cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross-collateralized by the other aircraft for which Equipment Notes were issued under the Indentures.
During the three months ended September 30, 2023, the Company redeemed in-full the Equipment Notes for five aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $17.4 million. As of September 30, 2023, approximately $232.6 million aggregate principal amount of Equipment Notes were outstanding and the carrying value of the 127 aircraft that were subject to first-priority liens under the Equipment Notes was $300.2 million.
Term Loan and Revolving Credit Facility
On September 20, 2023, the Company entered into the Credit Agreement, pursuant to which (i) the Lenders provided the Term Loan in the aggregate original principal amount of $350.0 million, the net proceeds of which were received by the Company on September 20, 2023, and (ii) Delta provided commitments for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million. A portion of the net proceeds of the Term Loan were used to repay principal and accrued interest under the Amended Note, certain transaction costs, and accrued and unpaid interest under the Equipment Notes. The scheduled maturity date for the Term Loan is September 20, 2028, and for the Revolving Credit Facility, is the earlier of September 20, 2028 and the first date after September 20, 2025 on which all borrowings under the Revolving Credit Facility have been repaid, subject in each case to earlier termination upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each loan is payable in kind as compounded interest and capitalized to the principal amount of the applicable loan on the last day of each of March, June, September and December and the applicable maturity date. If the Company does not consummate the Deferred Issuance by January 18, 2024, the interest rate on the Term Loan will be increased to 20% per annum until such time that such Deferred Issuance is consummated.
The Credit Agreement contains certain covenants that place limitations on, among others things: prepaying, redeeming, repurchasing, or issuing and selling new equity interests of the Company and its subsidiaries; paying dividends and making certain distributions; making certain investments and consummating certain acquisitions, mergers or disposals of assets; and the replacement of existing indebtedness and incurrence of new indebtedness and encumbrances. The Credit Agreement also contains customary events of default, including a cross-default provision among the Equipment Notes and other Material Indebtedness (as defined in the Credit Agreement). The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding certain assets), and a junior lien on the Equipment Note Collateral. The Credit Agreement is initially guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of September 30, 2023, we were in compliance with the covenants under the Credit Agreement and related credit documents.
Pursuant to the Credit Agreement, the Company, with the consent of Delta and CK Wheels, may request the establishment of an Incremental Term Loan in an aggregate original principal amount up to $50.0 million, subject to certain limitations and requirements. Any additional lender providing an Incremental Term Loan in accordance with the Credit Agreement will join the Credit Agreement.
In addition, Delta has provided commitments for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million under the Credit Agreement. The Company may request to make borrowings under the Revolving Credit Facility at any time until September 20, 2025 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the Revolving Credit Facility prior to maturity as follows: (i) at any time prior to September 20, 2025, to the extent the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $100.0 million and (ii) on or after September 20, 2025 but prior to maturity, to the extent that the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $125.0 million and if Consolidated Cash Flow (as defined in the Credit

Agreement) has been positive for any fiscal quarter since September 20, 2023. As of September 30, 2023, no amounts were outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for each of the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(661,494)	$(288,341)
Net cash (used in) provided by investing activities	$36,619	$(171,725)
Net cash (used in) provided by financing activities	$283,171	$(7,347)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(4,287)	$(7,395)
Net decrease in cash, cash equivalents and restricted cash	$(345,991)	$(474,808)
Cash Flow from Operating Activities
The cash outflow from operating activities consisted of our net loss, net of non-cash items of $187.9 million and the balance from a decrease in net operating assets and liabilities. During the nine months ended September 30, 2023, we sold $274.9 million of Prepaid Blocks compared to $658.7 million during the nine months ended September 30, 2022, which resulted in a material reduction in deferred revenue. The year-over-year decrease in Prepaid Block purchases was primarily driven by a combination of the year-over-year decrease in Active Members, a year-over-year decrease in Live Flight Legs, which generally extends the period over which historical Prepaid Blocks are utilized, as well as the impact of concerns surrounding our liquidity position during the third quarter of 2023.
Cash Flow from Investing Activities
The cash inflow from investing activities was primarily attributable to $53.9 million in proceeds from the sale of aircraft that were classified as held for sale and $13.2 million in proceeds from the divestiture of the aircraft management business. The inflows were partially offset by cash outflows of $28.4 million for capital expenditures, including $16.0 million of capitalized software development costs, and $2.3 million for purchases of aircraft held for sale.
Cash Flow from Financing Activities
The cash inflow from financing activities was primarily attributable to the net proceeds from the Term Loan of $343.0 million, reduced by issuance costs of 19.6 million. The cash inflows were partially offset by the payment of principal on the Equipment Notes of $40.2 million, which included $17.4 million associated with the redemption in-full of Equipment Notes for seven aircraft.
Contractual Obligations and Commitments
As of September 30, 2023, our principal ongoing commitments consisted of contractual cash obligations to pay principal and interest payments under the Equipment Notes, operating leases for certain controlled aircraft, corporate headquarters, and operational facilities, including aircraft hangars, and ordinary course arrangements involving our obligation to provide services for which we have already received deferred revenue. Our obligation to provide services for which we have already received deferred revenue are to our members and customers, none of which individually comprises a material amount of our deferred revenue. Certain customers have the right to demand the prompt return of certain amounts included in deferred revenue under certain conditions. We also have future cash contractual obligations to make certain permitted mandatory redemptions and prepayments under the Equipment Notes and Credit Agreement, respectively, prior to maturity under certain circumstances, and to pay in full all amounts owed with respect to the Equipment Notes, Term Loan and any borrowings under the Revolving Credit Facility as they come due. For further information on the Equipment Notes, Term Loan and Revolving Credit

Facility, see “Long-Term Debt” above and Note 7, Long-Term Debt of the Notes to Condensed Consolidated Financial Statements included herein. For further information about our lease obligations, see Note 9, Leases of the Notes to Condensed Consolidated Financial Statements included herein. For further information about deferred revenue, see Note 2, Revenue Recognition of the Notes to Condensed Consolidated Financial Statements included herein.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates, aircraft fuel and foreign currency exchange. There have not been any material changes to the market risks described in Part II, Item 7A of our Annual Report.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the on-going remediation efforts associated with the material weaknesses in internal control over financial reporting described in Item 9A of our Annual Report and the need for impacted controls to operate for a sufficient period of time and for management to conclude, through testing, that the controls are designed and operating effectively.
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
Changes in Internal Control over Financial Reporting
Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Our obligations in connection with our contractual agreements, including operating leases, debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition.
We have significant contractual obligations, including operating leases and debt financing obligations. We expect to incur additional obligations as we continue to develop and enhance our business and operations. We lease aircraft under long-term operating leases that include either fixed or variable rate lease payments and include certain return and similar end-of-lease conditions that we are obligated to satisfy in connection with the return of certain aircraft to their owners, which may result in substantial payments by the Company for the benefit of the aircraft owner in the event of expiration or termination of a lease. We also have contractual obligations to perform services in the future for which we have already received deferred revenue from our members and customers, which require that we have sufficient levels of working capital and liquidity on-hand in the future to perform such services. Our debt obligations include the Equipment Notes issued by WUP LLC, an indirect subsidiary of the Company, which as of September 30, 2023 were secured by 127 of the Company’s owned aircraft fleet and certain intellectual property assets of the Company and certain of its subsidiaries, and a Term Loan under the Credit Agreement, which is secured by a first-priority lien on unencumbered assets of the Company and its direct and indirect subsidiaries (excluding certain assets) and a junior lien on the Equipment Note Collateral.
As of September 30, 2023, $232.6 million aggregate principal amount of the Equipment Notes was outstanding, with a weighted average remaining maturity of 3.4 years. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of the principal amount equal to 10% per annum and balloon payments due at each maturity date, all of which are payable in cash. The Equipment Note for a given aircraft may be redeemed by WUP LLC prior to its stated maturity date for any reason or in connection with a sale of the aircraft at a redemption price that includes, among others, certain make-whole amounts and premiums. WUP LLC is also required to redeem a portion of the Equipment Notes and pay associated make-whole amounts and premiums upon an inability to meet certain loan to appraised aircraft value ratio thresholds for all aircraft financed or upon the repayment of certain junior indebtedness such that the weighted average life of such junior indebtedness is less than the weighted average life of the Equipment Notes.
As of September 30, 2023, $351.0 million aggregate principal amount of the Term Loan was outstanding, including capitalized interest. Interest on the Term Loan and any borrowings under the Revolving Credit Facility accrue at a rate of 10% per annum on the unpaid principal balance of the loans then outstanding, and is payable in kind as compounded interest and capitalized to the principal amount of the applicable loan at the end of each calendar quarter and on the applicable maturity date. The scheduled maturity date for the Term Loan is September 20, 2028. In addition, we have received commitments from Delta for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances and is subject to certain prepayment requirements. As of September 30, 2023, no amounts were outstanding under the Revolving Credit Facility. The scheduled maturity date for the Revolving Credit Facility is the earlier of September 20, 2028 and the first date after September 20, 2025, on which all amounts owed with respect to borrowings under the Revolving Credit Facility have been repaid.
Our ability to timely pay our contractual obligations as they come due, including under our operating leases, the Equipment Notes, the Term Loan and the Revolving Credit Facility, or to perform our obligation to provide services for which we have already received deferred revenue, will depend on, among other things, our run-rate results of operations, cash flow, liquidity and/or ability to obtain additional financing, which will in turn depend on, among other things, the success of our current business strategy, U.S. and global economic and political conditions, the availability and cost of financing, and other factors that may be beyond our control. We cannot provide assurances that our operations will generate sufficient cash flow to make any required payments as they come due, including payments under any existing or future debt obligations, to fund our working capital needs, or to perform our obligation to provide services for which we have already received deferred revenue, or that we will be able to obtain additional financing in the future to fund our operations and pursuit of our business strategy. Any inability to satisfy our contractual obligations as they come due, including to timely refinance our debt obligations on terms we deem attractive or at all, and maintain sufficient levels of working capital could have a material adverse effect on our business, results of operations and financial condition, or require the Company to seek strategic alternatives that may not be favorable to stockholders, including under bankruptcy or insolvency laws.
Agreements governing our debt obligations include financial and other covenants that provide limitations on our business and operations under certain circumstances, and failure to comply with any of the covenants in such agreements could adversely impact us.
Our financing agreements, including those in connection with the Equipment Notes, the Term Loan and Revolving Credit Facility, and other financing agreements that we may enter into from time to time, contain certain affirmative, negative and financial covenants, and other customary events of default. For example, the governing documents for the Equipment Notes contain certain covenants and events of default, such as a liquidity covenant that requires the Company and its subsidiaries to maintain minimum aggregate available cash and Cash Equivalents (as defined in the Note Purchase Agreement), including certain amounts held in deposit for the benefit of the lenders, of $75.0 million on any date, and a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company. The governing documents for the Equipment Note also contain restrictive covenants that provide limitations under certain circumstances on, among other things, consummating certain acquisitions, mergers or disposals of assets, making certain investments or entering into certain transactions with affiliates, prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions, and paying dividends and making certain other specified restricted payments. In addition, the Credit Agreement contains separate events of default and covenants, such as limitations on: (i) prepaying, redeeming, repurchasing, or issuing and selling new equity interests of the Company and its subsidiaries; (ii) paying dividends and making certain distributions; (iii) making certain investments and consummating certain acquisitions, mergers or disposals of assets; and (iv) replacing existing indebtedness and incurring new indebtedness and encumbrances. In addition, under the Investor Rights Agreement, we must obtain the approval of certain Lenders to, among other things, incur capital expenditures, consummate certain acquisitions of equity interests or assets in excess of certain amounts, make material changes to the scope of our business, or enter into certain commercial arrangements with a Lender.
Certain of the covenants in our financing agreements are subject to important exceptions, qualifications and cure rights, including, under limited circumstances, the requirement to provide additional collateral or prepay or redeem certain obligations and the ability to delay payments of interest and principal for limited periods of time. In addition, certain of our debt obligations are cross-collateralized, such that an event of default or acceleration of indebtedness under one agreement could result in an event of default under other financing agreements. If we fail to comply with such covenants, if any other events of default occur for which no amendment, consent or waiver is timely obtained, or if we are unable to timely refinance the debt obligations subject to such covenants or take other mitigating actions, the holders of our indebtedness could, among other things, declare all outstanding amounts and any premiums or penalties immediately due and payable and, subject to the terms of relevant financing agreements, repossess or foreclose on collateral, including certain of our aircraft, the equity interests of the Company’s subsidiaries or other assets used in our business. The acceleration of significant indebtedness or actions to repossess or foreclose on collateral may cause us to renegotiate, repay or refinance the affected obligations, and there is no assurance that such efforts would be on terms we deem attractive, available in amounts sufficient to satisfy such affected obligations, or at all, or that certain holders of our indebtedness may withhold their consent to such refinancing. We may also experience a downgrade in any credit ratings then applicable to us in such circumstances. Any default, event of default, acceleration of significant indebtedness, actions to repossess or foreclose on collateral, credit downgrade or failure to obtain additional financing on terms we deem attractive, or at all, could have a material adverse effect on our business, results of operations and financial condition.
We may not realize the expected benefits of our member program changes, and operational efficiency and cost reduction initiatives on the timelines originally anticipated, which may adversely impact our business, operations, liquidity, financial condition and results of operations.
We have undertaken, and continue to undertake, actions intended to support our ongoing strategic business initiatives and previously announced financial goals, including but not limited to, instituting changes to our member programs intended to concentrate operations and leverage efficiencies by improving utilization and decreasing costs, implementing cost control measures, reducing headcount, lowering capital expenditures and working with third parties to realize additional efficiencies in our cost structure. The timely achievement of our planned operational efficiency and cost reduction initiatives, and member program changes, as well as our ability to maintain an adequate level of liquidity, are subject to various risks, many of which are outside of our control. We may not be successful in implementing these initiatives or fail to realize the expected benefits on the timelines that we anticipate, which may adversely impact our business, operations, liquidity, financial condition and results of operations.
In addition, we continue to implement changes aimed at operational excellence and are considering alternative strategies for our business and operations, including, but not limited to, selectively prioritizing our strategic initiatives and cost cutting measures, optimizing our asset base through a mix of asset sales and strategic leasing activity and evaluating other strategic transactions and/or other measures to enhance our business, operations, financial condition and results of operations. We may not be able to successfully execute changes, alternative strategies or potential transactions under consideration or that may arise, and our ability to realize the benefits from any such alternatives could be adversely affected by numerous factors, including, but not limited to, changes in the economic or business environment, consumer preferences, volatility in financial markets and the trading market for our Common Stock, the performance of our business and the impact of measures intended to increase the profitability of the Company’s operations, and other efforts we may take to maintain sufficient liquidity levels. We caution that trading in our Common Stock and other securities is highly speculative, subject to significant volatility and involves the risk of loss.
Certain stockholders which also serve as lenders have significant influence over the Company.
Certain of the Company’s stockholders, including Delta, CK Wheels and CIH, collectively own a substantial majority of the outstanding shares of our Common Stock and are lenders under our Term Loan and Revolving Credit Facility. As a result of their beneficial ownership of our Common Shares, they have sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors and approval of strategic corporate transactions. In addition, such stockholders have the contractual right to designate a total of nine of the twelve directors on our Board of Directors. In their capacity as lenders, such stockholders must consent to certain transactions and have the ability to waive defaults or direct the agent under the Credit Agreement to exercise remedies in an event of default. As a result, such stockholders may exhibit significant influence over the Company, and the interests or objectives of these stockholders may differ from the interests or objectives of other stockholders.
We have a history of net losses and have not consistently generated positive cash flow from operations.
We have a history of net losses and have not consistently generated positive cash flow from operations, including during the nine months ended September 30, 2023. Given the significant operating and capital expenditures associated with our business plan, we anticipate continuing net losses in the near-term. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability, which will require, among others, broadening and stabilizing our sources of revenue, improving our Adjusted Contribution Margin and strategically controlling non-operating expenses. Accomplishing these objectives may require actions to optimize our asset base, make significant capital investments, enter into new markets or exit existing lines of business or implement additional member program changes. We cannot be assured that we will be able to achieve these objectives. If we cannot achieve and sustain profitability or raise additional capital, our business could be materially and adversely affected, as we may not have sufficient liquidity or be able to meet our contractual obligations, including our contractual obligations under operating leases, debt obligations and obligations to customers for which we have already received deferred revenue.
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
We rely on third-party vendors and suppliers for goods and services required to sustain our operations, including fuel for our aircraft, aircraft and equipment parts and maintenance, and other goods and services consumed in the ordinary course of our business. Due to our liquidity and financial condition, and concerns from our third-party vendors and suppliers regarding our ability to continue as a going concern, certain third-party vendors and suppliers have requested certain assurances, prepayments and unfavorable payment terms in order to procure the goods and services necessary to avoid a disruption to our business and operations. Certain third-party vendors and suppliers may continue to impose such requirements, which could adversely affect our relationships with such vendors, suppliers and other third parties, and impact our ability to provide our members and customers with the services and experiences that meet their expectations, each of which could adversely impact our business, operations, liquidity, financial condition and results of operations. In addition, public perception of our financial position may lead to variability in, among other things, the desire of new and existing members, customers, vendors, suppliers, employees and other third parties to enter into or continue their agreements or arrangements with us. The failure to maintain any of these important relationships could adversely affect our business, operations, liquidity, financial condition and results of operations.
Information about the Company that is available in public media or published, reported or otherwise disseminated by third parties, including articles, blogs, online forums, industry publications, message boards, social media, television or video features, and other media may include statements not attributable to the Company and may not be reliable or accurate.
As of September 30, 2023, the Company was one of the only private aviation companies in the U.S. whose common stock is listed on a national securities exchange. As a result, the Company is required to comply with certain public disclosure obligations under the federal securities laws and the listing standards of the New York Stock Exchange, which has historically resulted in a greater amount of information about the Company being publicly available that must meet certain requirements. The Company has received, and expects to continue to receive, a high degree of media coverage that is published, reported or otherwise disseminated by third parties, including articles, blogs, online forums, industry publications, message boards, social media, television or video features, and other media. This includes coverage that is not attributable to statements made by the Company’s directors or officers or employees authorized to speak on behalf of the Company. Information about the Company that is available in public media or published, reported or otherwise disseminated by third parties may not be reliable or accurate, which may result in significant volatility in the trading prices for the Company’s Common Stock and other securities, cause reputational damage to the Company that adversely impacts the confidence or willingness of our members and customers to utilize our services or renew their memberships or purchase Prepaid Blocks, or otherwise adversely impact our business, operations, liquidity, financial condition or results of operations.
A failure in our technology or breaches of the security of our information technology infrastructure may harm our reputation and adversely affect our business and financial condition.
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
In addition, as a part of our ordinary business operations, we collect and store sensitive data, including personally identifiable information of our employees and customers. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks, as evidenced by a recent incident in which a cloud-based data storage system we maintain for customers was accessed by an intruder. On December 6, 2020, an unauthorized actor located outside of the U.S. gained access to certain files, some of which contained personally identifiable information regarding flight passengers, in the cloud-based storage system where certain of our flight management system customers (aircraft owners/operators) upload documents related to flights. We responded to the incident by implementing our incident response plan, remediating the vulnerability that enabled the data security breach, and engaging both internal resources as well as outside experts for ongoing mitigation of any adverse impact. Nevertheless, it is possible that individuals whose personal information was included in the documents involved could be subject to identity theft if their information is misused, which could trigger complaints and potential liability, including through class action litigation.
Methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent future data security breaches or unauthorized uses of data. Due to the nature of our operations, we rely on substantial safety and security procedures designed to ensure the safe operation of our aircraft and safety of our members and customers. A compromise of the technology systems we use resulting in the loss, disclosure, misappropriation of, or access to, employees’ or business partners’ information, or any inability to operate our information systems, could result in legal claims or proceedings, liability or regulatory penalties under FAA regulations and laws protecting the privacy of personally identifiable information, disruption to our operations and heightened safety concerns, and damage to our reputation, any, or all of which could adversely affect our business and financial condition. In addition, as an SEC registrant, we are required to publicly report certain material cybersecurity incidents without unreasonable delay after discovery. Any material cybersecurity incident for which public disclosure is required may result in additional reputational damage, identify for third parties additional security vulnerabilities or result in a loss in confidence in the Company by our current and prospective members and customers, each of which could adversely impact our business, results of operations, liquidity and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2023
The table below sets forth information regarding purchases of our Common Stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
July 1, 2023 through July 31, 2023	—	$—
August, 1, 2023 through August 31, 2023	—	$—
September 1, 2023 through September 30, 2023	10,407	$2.32
Total	10,407	$2.32
_________________
(1)Reflects shares withheld for payment of tax liability arising as a result of the vesting of restricted stock for certain officers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)The disclosure set forth under “Divestiture of Aircraft Management Business” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report is incorporated by reference into Part II, Item 5(a) of this Quarterly Report.
(b)As previously disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 21, 2023, the Company entered into the Investor Rights Agreement dated September 20, 2023 with Delta, CK Wheels and CIH (collectively, the “Lenders”), pursuant to which the Lenders have the right to designate and remove nine directors of the Board, subject to certain ownership thresholds for the Lenders as set forth in the Investor Rights Agreement.
(c)During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

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
4.1^
Omnibus Amendment No. 1, dated as of September 20, 2023, by and among Wheels Up Partners LLC, certain Affiliates of Wheels Up Partners LLC listed on the signature pages thereof, certain Guarantors listed on the signature pages thereof, Wheels Up Class A-1 Loan Trust 2022-1, each Lender party to the Loan Agreement described therein, Wilmington Trust, National Association, not in its individual capacity but solely as mortgagee, security trustee, facility agent, loan trustee, subordination agent and trustee, as applicable (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.1^
Credit Agreement, dated as of September 20, 2023, among Wheels Up Experience Inc., as Borrower, the subsidiaries of Wheels Up Experience Inc. party thereto, as guarantors, the lenders party thereto from time to time and U.S. Bank Trust Company, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.2^
Security Agreement, dated as of September 20, 2023, by and among U.S. Bank Trust Company, N.A., as collateral agent, Wheels Up Experience Inc., as Borrower, and the guarantor parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.3^
Aircraft Mortgage and Security Agreement (First-Priority Lien), dated as of September 20, 2023, by Wheels Up Parents LLC, as owner, in favor of U.S. Bank Trust Company, N.A., in its capacity as Collateral Agent as mortgagee for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.4^
Aircraft Mortgage and Security Agreement (Junior Lien), dated as of September 20, 2023, by Wheels Up Partners LLC, as owner in favor of U.S. Bank Trust Company, N.A., in its capacity as Collateral Agent as mortgagee for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.5^
Investment and Investor Rights Agreement, dated as of September 20, 2023, by and among Wheels Up Experience Inc. and the entities listed on Schedule A thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.6^
Registration Rights Agreement, dated as of September 20, 2023, by and among Wheels Up Experience Inc. and the equity holders set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.7
Amendment No. 2 to Commercial Cooperation Agreement, dated as of September 20, 2023, by and among Delta Air Lines, Inc., Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.8
Secured Promissory Note, dated as of August 8, 2023, between Wheels Up Experience Inc. and Delta Air Lines, Inc., as Payee (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).

10.9
First Amendment to Secured Promissory Note, dated as of August 15, 2023, between Wheels Up Experience Inc. and Delta Air Lines, Inc., as Payee (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.10
Second Amendment to Secured Promissory Note, dated as of August 21, 2023, between Wheels Up Experience Inc. and Delta Air Lines, Inc., as Payee (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.11
Third Amendment to Secured Promissory Note, dated as of September 6, 2023, between Wheels Up Experience Inc. and Delta Air Lines, Inc., as Payee (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.12
Fourth Amendment to Secured Promissory Note, dated as of September 14, 2023, between Wheels Up Experience Inc. and Delta Air Lines, Inc., as Payee (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023).

10.13*
Letter Agreement, dated as of July 31, 2023, by and among Wheels Up Partners LLC, Wheels Up Class A-1 Loan Trust 2022-1, Wilmington Trust, National Association, as facility agent, security trustee, mortgagee, subordination agent and loan trustee, and each lender listed on the signature pages thereof.

10.14*
Letter Agreement, dated as of August 4, 2023, by and among Wheels Up Partners LLC, Wheels Up Class A-1 Loan Trust 2022-1, Wilmington Trust, National Association, as facility agent, security trustee, mortgagee, subordination agent and loan trustee, and each lender listed on the signature pages thereof.

10.15*
Letter Agreement, dated as of August 9, 2023, by and among Wheels Up Partners LLC, Wheels Up Class A-1 Loan Trust 2022-1, Wilmington Trust, National Association, as facility agent, security trustee, mortgagee, subordination agent and loan trustee, and each lender listed on the signature pages thereof.

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
**	Furnished herewith
^	Certain private and confidential information have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10)(iv) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted private or confidential information to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: November 9, 2023		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023		/s/ Todd Smith
	Name:	Todd Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)