Form 10-K
period 2023-12-31
Wheels Up Experience Inc.
filed 2024-03-07
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-39541
WHEELS UP EXPERIENCE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-1617611 (I.R.S. Employer Identification No.)

2135 American Way Chamblee, Georgia (Address of Principal Executive Offices)	30341 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 257-5252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	UP	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $21.4 million.
As of March 4, 2024, 697,321,492 shares of Class A common stock, $0.0001 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

WHEELS UP EXPERIENCE INC.
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) of Wheels Up Experience Inc. (referred to herein as “Wheels Up”, the “Company”, “we”, “us”, or “our”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: (i) the impact of Wheels Up’s cost reduction efforts and measures intended to increase Wheels Up’s operational efficiency on its business and results of operations, including the timing and magnitude of such expected actions and any associated expenses in relation to liquidity levels and working capital needs; (ii) Wheels Up’s liquidity, future cash flows and certain restrictions related to its debt obligations; (iii) the size, demands, competition in and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve and compete in those markets; (iv) the degree of market acceptance and adoption of Wheels Up’s products and services, including member program changes implemented in June 2023, the UP for Business member program introduced in November 2023 and any additional new member programs or other products introduced by Wheels Up; (v) Wheels Up’s ability to perform under its contractual obligations; (vi) the expected impact of any potential strategic actions involving Wheels Up or its subsidiaries or affiliates, including realizing any anticipated benefits relating to any such transactions or asset sales, and any potential impacts on the trading market and prices for the Company’s Class A common stock, $0.0001 par value per share (“Common Stock”); (vii) Wheels Up’s ability to achieve positive Adjusted EBITDA (as defined herein) pursuant to the schedule that it has announced; and (viii) general economic and geopolitical conditions, including due to fluctuations in interest rates, inflation, foreign currencies, consumer and business spending decisions, and general levels of economic activity. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. We have identified certain known material risk factors applicable to Wheels Up in this Annual Report under Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Operations,” and elsewhere in this Annual Report. Moreover, it is not always possible for us to predict how new risks and uncertainties that arise from time to time may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Annual Report.
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
•We have a history of net losses and have not consistently generated positive cash flow from operations.
•Our operating results are expected to be difficult to predict based on a number of factors that also will affect our long-term performance.
•We are exposed to the risk of a decrease in demand for private aviation services.
•Delta Air Lines, Inc. (“Delta”) may have the right to terminate its commercial agreements with us.

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
•Significant increases in fuel costs that we are unable to pass along to our members and customers could have a material adverse effect on our business, financial condition and results of operations, including, without limitation, Adjusted Contribution Margin.
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
•In past periods, we identified material weaknesses in internal control over financial reporting, and as of December 31, 2023, we determined that our disclosure controls and procedures were not effective. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
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
•Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition.
•Our ability to obtain additional financing on terms we deem attractive or access the capital markets may be limited.
•We could suffer losses and adverse publicity stemming from any accident involving aircraft models operated by us or third-parties.
•Terrorist activities or warnings have dramatically impacted the aviation industry and will likely continue to do so.

•The outbreak and spread of infectious diseases or public health threats may adversely impact our business, operating results, cash flow, financial condition and liquidity.
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
•Our Certificate of Incorporation and Amended and Restated By-Laws (together, the “Organizational Documents”) and the Investor Rights Agreement (as defined herein) include provisions limiting voting by non-U.S. Citizens.
PART I.

Item 1. BUSINESS
General
Wheels Up is a leading provider of on-demand private aviation in the United States (“U.S.”) and one of the largest companies in the industry. Wheels Up offers a complete global private aviation solution with a large and diverse aircraft fleet, backed by an uncompromising commitment to safety and service. We connect private flyers to aircraft, and to one another, through an open platform that enables life’s most important experiences. Our offering is delivered through a mix of programmatic and charter options that strategically utilize our owned and leased aircraft fleet and an “asset-light” charter model to deliver a greater range of global travel alternatives. In addition, our unique partnership with Delta provides our members and customers with a seamless offering across both private and premium commercial travel.
Our Products and Services
While we offer numerous products and services to our customers and industry partners, we generate the majority of our revenue from flight activity through our member programs and charter solutions. We have historically provided the majority of our private aviation services through our membership program, which allows members to select the membership level best tailored for their flying needs and receive additional benefits from the purchase of dollar-denominated credits that can be applied to future costs, including flight services, annual dues and other incidental costs such as catering and ground transportation (“Prepaid Blocks”). We fulfill the majority of member flights using our fleet of owned and leased aircraft to fly to locations in North America. See Part I, Item 2 “Properties” of this Annual Report for more information about our aircraft fleet.
Our charter solutions customize the member and customer experience for short- or long-haul flights with bespoke private jet arrangements or group charters, including for commercial-size charters with large passenger groups of 15 or more, sports teams, global corporate events and tour operations. Our charter offering is complementary to Wheels Up’s historical program offering by providing a leading solution for members and customers wishing to fly outside of our primary service areas through attractive market-based pricing and personalized alternatives. We have an extensive network of third-party operators that are required to meet our stringent safety requirements. We believe our ability to provide charter solutions alongside our member programs is an important value proposition for our members and customers, and provides Wheels Up with additional industry service opportunities.
We provide global charter solutions to members and non-member customers through our subsidiary, Air Partner Limited (“Air Partner”). We believe that Air Partner’s global reach and vast network of international third-party aviation providers allows us to serve the needs of our members and customers, including individual, small and medium enterprise, and large corporate customers.
As a result, we generate revenue within two main categories:

•Flight Revenue — Flight revenue is generated by both member and customer usage of flight services, whether through our member programs or charter solutions. Flight revenue is also generated through the use of Prepaid Blocks. Customers include certain non-member customers who do not utilize a specific membership program but may utilize funds on deposit toward flights, wholesale customers and other non-member customers who purchase on-demand flights using the Wheels Up mobile app and website.
•Membership Revenue — We generate membership revenue from initiation and annual renewal dues across our Connect, Core and UP for Business membership tiers, as further discussed under “Member Programs” below.
We generate other revenue from group charter, cargo, maintenance, repair and operations (“MRO”), fixed-base operator (“FBO”) services, safety and security services, and special missions, including government, defense, emergency and medical transport.
On September 30, 2023, we completed the sale of our non-core aircraft management business to an unrelated third party. Prior to September 30, 2023, we generated revenue under management agreements with third-party aircraft owners, which consisted of management fees for services, including pilot hiring, flight operations, aircraft maintenance management and other administrative services. Our operating and financial results for the years ended December 31, 2023, 2022 and 2021 include the results of our non-core aircraft management business during the periods of ownership, including any pass-through costs to aircraft owners and corresponding cost recoveries. We do not expect to recognize any significant revenue or expenses associated with aircraft management activities in future periods.
Member Programs
We provide private aviation services through our innovative membership program, offering three membership tiers — Connect, Core and UP for Business — which are collectively designed to address a spectrum of private aviation consumers, from those with occasional usage to the most frequent flyers. Each program requires members to pay an initiation fee and annual dues, which provides members with access to one of the world’s largest combined fleets of owned, leased and third-party aircraft. Our membership model offers a simplified on-ramp to private flying with less complexity and lower up-front cost compared to traditional competitive private aviation programs.
In addition to their initiation fee and annual dues, members pay for their flights based on either a capped or fixed rate associated with a Prepaid Block, which provide qualifying members with greater guaranteed aircraft availability, shorter call-out periods, and price protection on our busiest, high demand days, or dynamic pricing that is lower during off-peak travel. The cost of a flight is based on a fixed quoted amount at time of booking. For trips that are charged based on a capped or fixed rate, the cost of the trip is calculated by multiplying the applicable capped or fixed rate (based on cabin class and rules associated with the applicable Prepaid Block) by the estimated flight and taxi time with minimum flight hours for each cabin class, and adding applicable fees and taxes.
We instituted changes to our member programs in June 2023 that include, among others, the creation of two primary service areas – one East of the Mississippi River and one focused in the Western region of the country – and travel in between. Within our primary service areas and for travel in between, members that purchase Prepaid Blocks enjoy capped or fixed rates, greater aircraft availability, access across cabin class categories and other member benefits. We continue to service member and customer flights to areas outside of our primary service areas at competitive market rates by utilizing the scale of our aircraft fleet and Air Partner’s charter capabilities. These member program changes were designed to allow us to take advantage of our network density in our primary service areas, which we anticipate will drive better aircraft utility and provide our members and customers with increased reliability and performance. These member program changes took immediate effect with respect to new Prepaid Block purchases. However, these changes generally do not apply to Prepaid Blocks purchased prior to effectiveness, which members may continue to utilize under prior rule sets until such historical funds are exhausted. We expect that as such historical funds are consumed and our members transition to the latest member programs, both the Company and its members will begin to more fully realize the benefits of our latest member program changes.

Connect Membership
Our Connect membership is our lowest cost membership tier. The Connect membership offers members variable dynamic pricing on a per trip basis and benefits flyers with more flexibility in their schedule.
Core Membership
Our Core membership is designed for private flyers who place a premium on the convenience and flexibility of guaranteed aircraft availability on all aircraft types on short notice, want price protection through capped or fixed rates on the busiest industry days and want to participate in an enhanced lifestyle program of events, experiences and member benefits. Core members can also use Prepaid Blocks to seamlessly pay for Delta flights and receive the ability to earn Delta SkyMiles® and Delta Medallion® Status.
UP for Business
UP for Business membership is designed to serve a broad spectrum of demands for small and medium enterprise, and large corporate customers, including those for whom we are the primary provider of private flights and others for whom we may be a supplementary solution to their own aircraft operations. We create custom enterprise solutions to streamline corporate travel needs. The flexibility of our offering provides our UP for Business members with the ability to book, purchase and manage their private travel needs and book commercial travel through Delta, all from a single source. As with Core members, UP for Business members that purchase Prepaid Blocks receive tailored benefits, including, among others, guaranteed aircraft availability and capped or fixed rates. We also provide an “asset-right” solution for our UP for Business members to reduce greenhouse gas emissions by selecting an appropriate aircraft type for any trip.
Prepayment for Flights — Prepaid Block Programs
Core members and UP for Business members can prepay for future flights with the purchase of a Prepaid Block, which are pre-purchased dollar-denominated credits that can be applied to future costs incurred by members, including flight services, annual dues, and other incidental costs such as catering and ground transportation. Prepaid Blocks afford members with preferential terms and conditions that may include greater aircraft availability, access across cabin class categories, extended capped or fixed rate price protection and other member benefits. In certain years, we have generally experienced greater purchases of Prepaid Blocks from our members during the third and fourth quarters of the calendar year. Prepaid Blocks are accounted for as Deferred revenue until the time at which they are used by members or business customers in accordance with the terms applicable to such Prepaid Block. We believe that Prepaid Blocks provide favorable benefits to our members, while also providing Wheels Up with demand forecasting opportunities.
Individual or corporate customers in the U.S. can sign up, ask questions, shop and book dynamically priced flights completely digitally using the Wheels Up mobile app and website. These flyers are not required to purchase a membership but may pay additional transaction fees not applicable to members. They also do not receive membership benefits. In addition, customers do not have the same aircraft availability guarantees as members and flights are priced dynamically.
Additional Offerings
Wholesale Charter
We provide wholesale charter services to customers such as charter flight brokers and third-party operators. Our wholesale customers typically pay us an agreed fixed rate for a flight, which varies based on factors such as the aircraft type and date of the flight, and in turn sell the flight to their own retail customers.
Other Activities & Services
We provide our charter customers with global passenger, cargo, emergency and government services. We also generate other revenue from group charter, MRO and FBO activities, safety and security services, and special missions, including government, defense, emergency and medical transport. We believe that these primarily non-

member facing activities and services complement our core private aviation business and provide additional sources of revenue.
Member Experience
Sales and Account Management
We have developed a sales organization to capitalize on the various lead generation efforts and customer acquisition channels of our business. Our sales organization includes the following teams: sales operations, sales directors, centralized inside sales, field sales, strategic enterprise sales, corporate sales and charter sales. Through our one-of-a-kind industry partnership with Delta, we also cross-collaborate on targeted sales efforts intended to showcase the breadth of our private aviation solutions and Delta’s premium travel offerings.
We also have a Wheels Up account management team that is in regular contact with our members and educates them on the benefits of Wheels Up membership. Account managers serve as dedicated private aviation consultants for members with respect to evaluating options for specific flights and their overall Wheels Up relationship. In this capacity, our account management team plays a critical role in driving membership renewals and the purchase of Prepaid Blocks. This team also assists members in activating Delta and other partner benefits.
Member Relationships
Retention of our existing members is essential to the growth of our business. We drive retention by taking a holistic view of the member journey, from onboarding to the member’s booking and flight experience and extending to every moment of member engagement thereafter. We believe each of these touchpoints is an essential element of the overall member experience. Our member experience team is tasked with monitoring member engagement and driving an exceptional experience. Our member experience team solicits and aggregates feedback from members to share across the organization to ensure all teams are keeping a central focus on our members.
Competition & Strategic Outlook
We look to take advantage of our opportunities by elevating the following priorities:
Leveraging the Scale of Our Operations & Network
Our member programs and charter solutions address the needs of most private flyers. The private aviation industry is highly fragmented and we compete with providers across all of the incumbent categories, including whole aircraft purchases, fractional programs, jet card providers and charter brokers. The cyclical nature of the industry is marked by periods of rapid expansion that result in short-term supply constraints, followed by periods of more moderate growth that provide opportunities for consolidation. We expect that competition in our industry will remain strong.
The investments we have made since our inception in our brand, aircraft fleet, service offerings, sales network and technology, including through acquisitions, have advanced our development of a comprehensive platform that we believe would take years and significant investment of capital to replicate in its scale and breadth of offering. We are also taking actions to optimize our “asset-right” aircraft fleet to improve maintenance availability, drive higher utility and elevate our members’ experiences. We believe that leveraging the scale of our operations and breadth of our global charter relationships are important drivers of our long-term member and customer value proposition, as well as financial performance.
Strategic Relationship with Delta
In January 2020, we entered into a long-term Commercial Cooperation Agreement (as amended, the “CCA”) with Delta. In September 2023, we strengthened our relationship with Delta through its participation in a $490 million secured credit facility to Wheels Up, the issuance of additional shares of our Class A common stock, $0.0001 par value per share (“Common Stock”), to Delta, and granting Delta the right to designate four of twelve members on Wheels Up’s board of directors (the “Board”) as of the date of this Annual Report. We also extended the primary term of the CCA to September 20, 2029. Our relationship with Delta has driven significant opportunities to drive value through certain strategic initiatives, such as offering Delta SkyMiles® and Delta Medallion® status to Wheels Up members, co-marketing to top Delta customers and collaboration across Wheels Up and Delta corporate sales teams. We continue to explore additional commercial and strategic partnerships with Delta to provide our members and customers with additional premium travel experiences.
Aspirational Lifestyle Brand
We have built an industry-leading brand that creates broad consumer awareness, attracts new members and customers, and allows us to generate deep engagement with our current and prospective members and non-member flyers. We attempt to target our marketing to consumers who have reasonably predictable demographic or lifestyle attributes similar to those of our current members that are indicative of potential or current private flyers. We believe our investments in certain marketing opportunities provide high visibility and enable us to connect our brand to programs and events popular with our target customers.
Wheels Up provides its members with a lifestyle program that enhances the member experience beyond our core aviation offerings. Our events include celebrations around popular sports and cultural events. Partnerships with certain of the world’s top lifestyle brands provide our members with benefits and special offers in the areas of fashion, travel, leisure, fitness and more. Core members and UP for Business members also receive complimentary access to experiences and services provided by third-party luxury concierge, vacation and travel experience providers.
Deploying Proprietary Technology
In an industry that historically used intuition and basic industry-wide data to drive strategy and decision-making, we believe that technology and data science will be the foundation of our operations and strategic decision making in the future. We have invested significantly in extending our technology platform to support a growing end-to-end marketplace that is intended to make it easy to search, book and fly. Our marketplace platform comprises three main elements: intuitive digital front-end interfaces; a middle tier supported by data-driven optimization and pricing algorithms; and a back-end featuring a comprehensive flight operations platform, with connectivity to a network of third-party operators, supported by our cloud-based flight management system, UP FMS. Our provision of the UP FMS system facilitates fleet optimization for our entire owned fleet of aircraft and allows third-party owners and operators to access Wheels Up demand. We are also actively working to enhance UP FMS and the Wheels Up mobile app and website to attract more members, customers and operators to our marketplace, which we anticipate will drive additional benefits through fleet optimization and “asset-right” aircraft availability.
Development and Integration Strategy
We have completed multiple strategic transactions to accelerate our marketplace strategy of making private aviation more accessible. As we focus on delivering exceptional customer experiences and achieving more profitable operations, we intend to pursue the following priorities:
•Our “Asset-Right” Aircraft Fleet — We have tailored, and continue to tailor, our fleet of owned and leased aircraft across all cabin class categories to meet the needs of our members and customers. Historically, we expanded our operations through strategic aircraft leasing activity and the purchases of aircraft and existing operating businesses with similar characteristics to create economies of scale and allow us to develop more attractive product and service offerings for our members and customers. We believe that continuing to right-size our fleet through a mix of strategic acquisitions, dispositions, exchanges and leasing activity will allow us to better manage our aircraft fleet, enhance our maintenance operations and optimize utility and aircraft availability for our members.
•Driving Member and Customer Demand — We believe that we have created a hard-to-replicate service offering that meets the diverse flying needs of individual, small and medium enterprise, and large corporate members and customers. Our member programs and charter solutions provide prospective members and customers with customized private aviation solutions that leverage our fleet size and charter capabilities to provide an elevated member experience. We believe that our sales channels and marketing efforts are crucial to identifying and converting potential members and customers. In addition, our strategic relationship with Delta provides exposure to high-value Delta individual and corporate customers. We view our ability to drive member and customer demand through new member acquisitions, retention of existing members and customers, and increasing customer interest and utilization of our platform, as well through the success of our operations, as important drivers of our long-term success.
Realizing the Benefits of Acquisitions
During the year ended December 31, 2023, we made substantial progress to further integrate past acquisitions, realize cost savings and rationalize our asset portfolio. We continue to pursue additional cost savings measures in areas that do not directly impact the member experience, such as the consolidation of our U.S. Federal Aviation Administration (“FAA”) operating certificates as part of our integration and efficiency efforts. We are also continuing to expand the delivery of our charter solutions globally through Air Partner, whose deep experience with global charter brokerage gives us the opportunity to extend additional benefits to our members and customers. We expect that our continued efforts to integrate and optimize past acquisitions, as well as acquire new members and customers, are important to pursuing more profitable long-term growth.
Operations
Air Carrier Operations
Wheels Up currently provides its passenger air carrier services through three FAA Part 135 (as defined below) operating certificates across our consolidated subsidiaries:
•Mountain Aviation, LLC (“Mountain Aviation”) has a primary operating base at Rocky Mountain Metropolitan Airport. It is a Part 135 operator and additionally holds a FAA Part 145 (as defined below) repair station certificate. It provides private aircraft charter and special mission services, including International Long-Range operations, intelligence, surveillance, and reconnaissance operations, airdrop and low-cost, low-altitude operations, medevac/casevac and domestic flight operations.
•Wheels Up Private Jets LLC (“WUPJ”) is a Part 135 operator and additionally holds a Part 145 repair station certificate. WUPJ provides private aircraft charter services, and FBO and MRO services. It operates tech service centers at Cincinnati/Northern Kentucky International Airport (“CVG”) and Fort Lauderdale-Hollywood International Airport, which provide comprehensive MRO facilities and services for aircraft operated by Wheels Up’s consolidated subsidiaries.
•Wheels Up Partners LLC (“WUP LLC”) is a Part 135 operator providing private aviation charter services and the registered owner of all of our owned aircraft fleet, including Wheels Up branded aircraft.
See “Principal Domestic Regulatory Authorities” below for additional information on our Part 135 and Part 145 certificate operations.
Flight Operations
Our operations team operates nationwide and is primarily responsible for providing services necessary to facilitate flight activity for our owned and leased aircraft fleet. Our operations team includes team members that facilitate booking, flight scheduling, destination transportation and other member services either located on-site at certain airport locations or at our state-of-the-art Member Operations Center located in the Atlanta, Georgia area (the “Atlanta Member Operations Center”). We believe that our experienced operations team is vital to providing smooth experiences for our members and customers, and to ensuring safe operation of our flights.
Our operations team is integral to our ability to provide flight services to our members and customers. The operations team is primarily responsible for managing all non-flight aspects of a member’s or customer’s flight experience, including booking, special flight arrangements or services, destination transportation and post-flight follow-ups. We began operating the Atlanta Member Operations Center in May 2023, which centralized our critical functions with the goal of better serving our members and customers. We have already experienced, and expect to continue to see, additional improvements in our operations due to the establishment of the Atlanta Member Operations Center.

Charter Flight Operations
We offer a wide range of personalized flight solutions to our members and customers, including outside of our primary geographic service areas in the U.S. and internationally. Our acquisition of Air Partner has allowed us to complement our private aviation experiences through expanding our expertise in global charter solutions and providing customers and businesses with global passenger, cargo, emergency and government services. We believe that Air Partner’s global capabilities provide us the opportunity to extend additional benefits to our members flying internationally, as well group charter and cargo customers due to Air Partner’s longstanding relationships. Air Partner’s primary operating bases are in the United Kingdom (“U.K.”).
Seasonality
The private aviation industry is subject to seasonal fluctuations and changes in economic conditions. Our operations, including flight revenue, are typically favorably affected by increased utilization of our aircraft in the summer months and close in time to major U.S. holidays.
Fuel
Our operations are impacted by changes in the price and availability of aircraft fuel. We have pricing agreements with various fuel providers located across the U.S., pursuant to which we receive agreed upon pricing for fuel and handling/facility fees at each location. We are currently able to obtain adequate supplies of aircraft fuel. For Wheels Up operated flights, we utilize a fuel surcharge that is applied when the cost of Jet A fuel, as published by the Argus U.S. Jet Fuel IndexTM, is more than $2.00 per gallon. The fuel surcharge is calculated based on estimated billable flight time. Fuel costs for charter flights on third-party aircraft are generally paid by the charter customer as part of the total cost of the flight. Our direct exposure to fluctuations in aircraft fuel prices for such arrangements is limited. See “Part I, Item 1A “Risk Factors—Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations” for additional information about risks related to aircraft fuel. We also bill flyers for a carbon offset fee for each hour of flight time, which are intended to offset the environmental impact from our flight operations.
Safety
Each and every day, our passengers trust us with their lives, and it is paramount that we consistently reinforce this trust with our actions and words. This begins with our uncompromising commitment to safety as our core value.
Safety is a cornerstone of our culture. We view compliance with FAA regulations as a minimum baseline for our commitment to safety. We go beyond FAA minimum requirements by setting higher safety standards in areas of pilot experience, certification (licensing), training, safety programs and many others.
Wheels Up has implemented Safety Management Systems (“SMS”), that go beyond FAA regulatory requirements, across our operating certificates. SMS is a means to identify hazards, mitigate the risk associated with those hazards, collect safety data and act on that data to improve the safety of our operations. Each SMS is managed by a Director of Safety and a team of dedicated professionals trained on the elements of SMS. A key component of our SMS is the Aviation Safety Action Program (“ASAP”). ASAP is a non-punitive safety program that enables employees such as pilots, maintenance technicians and dispatchers to report safety related events for review by Wheels Up and the FAA with the purpose of implementing corrective actions. Additional non-punitive safety reporting programs are in place for employees that are not covered by the ASAP.
In addition to our internal safety management efforts, the Wheels Up operating entities are voluntary participants in audits from a number of third-party aviation safety organizations and independent audits by certain of our corporate clients. These audits are opportunities to have outside experts review and contribute to the continuous improvement of our SMS.
Pilots
Every Wheels Up flight is operated by pilots that meet stringent training and flight-hour requirements, which exceed the FAA’s requirements and training criteria. Each Captain is required to hold current FAA Airline Transport

Certificate. Each pilot is required to be FAA Pilot-in-Command Type-Rated in the aircraft they fly, as well as hold a valid First-Class Medical Certificate.
Our pilot selection process screens all candidates for background and safety record. This screening process includes in-person technical interviews and written examinations, as well as a flight simulator assessment if appropriate. Successful candidates must also complete mandatory advanced aircraft ground and flight training in a full-motion simulator. This training is also completed annually.
We have entered into agreements with multiple industry leading third-party suppliers to provide factory-authorized training for our pilots. These agreements provide training availability to Wheels Up throughout the year for both initial and recurrent pilot training in exchange for a fixed price per training slot.
Aircraft Maintenance and Repairs
We maintain and repair our owned, leased and managed aircraft to ensure the safety of our passengers, assets and the surrounding environment where we operate. Aircraft maintenance and repair consists of scheduled and unscheduled maintenance performed during line maintenance and scheduled maintenance events. Our maintenance and repair process also includes procedures designed to maintain the FAA airworthiness certificate of each aircraft in good standing.
Line maintenance consists of daily and weekly scheduled maintenance inspections, including pre-flight, daily, weekly and overnight checks. Line maintenance also includes any unscheduled items requiring repair on an as-needed basis. Based on the location where line maintenance occurs, work may be performed by Wheels Up employees, as in the case of a Wheels Up facility, or by a Wheels Up mobile service unit (“MSU”) team, or by an FAA-authorized and Wheels Up vetted third-party maintenance provider.
Scheduled airframe maintenance inspections are defined by the applicable original equipment manufacturer (“OEM”) maintenance inspection program and are a function of flight hours, flight cycles and/or calendar-based intervals. We attempt to package these airframe maintenance inspections into strategically timed maintenance periods, with the goal of minimizing maintenance downtime while meeting the OEM’s requirements. This work may be performed by Wheels Up or by a qualified third-party maintenance provider.
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
In support of the maintenance of our fleet, we operate eight maintenance facilities under FAA Part 135 or Part 145 in support of our planned and unplanned maintenance activities where Wheels Up has both the capability and the capacity. Additionally, we have multiple MSUs located in key markets throughout the U.S. to perform line-maintenance work. To the extent Wheels Up does not have the capability and/or capacity to perform maintenance or repairs in-house, we have entered into certain long-term agreements with certain qualified vendors to perform maintenance on our aircraft, aircraft components and engines, generally at agreed upon work-scopes and pricing.
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

U.S. Department of Transportation (“DOT”)
DOT is the principal regulator of economic matters in the aviation industry. As applied to our business, under Title 14 of the Code of Federal Regulations (“14 C.F.R.”) Part 298, DOT oversees the operations of our subsidiaries that operate as air taxis (i.e., on-demand operators of small aircraft). This includes economic authority to conduct business as a type of air carrier, as well as consumer protection and insurance requirements that are applied to the conduct of such business. In 14 C.F.R. Part 380 (“Part 380”), DOT also approves and oversees the performance of public charters that may be arranged by a non-air carrier public charter operator for the purpose of offering to the public charter flights that will be performed by an identified air carrier at a predetermined date and time (in contrast to the on-demand, or as-needed/where-needed, character of our air taxi operations).
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
U.S. Federal Aviation Administration
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
•“Part 91” contains the general operating rules for flight safety. These rules govern all flight operations, including private and commercial operations, except to the extent that the commercial operations are subject to additional rules found in other parts of the FAA regulations.
•“Part 135” contains additional rules that apply to commercial “on-demand” operations. “On-demand” operations include flights for which the departure location, departure time, and arrival location are specifically negotiated with the customer or the customer’s representative as well as passenger-carrying operations conducted as a public charter under Part 380.
•“Part 145” contains the rules that govern the performance of aircraft maintenance at certificated repair stations. These include requirements related to the quality of the facility, the qualifications of personnel and what type of repair or inspection work is authorized for performance there.
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
U.S. Transportation Security Administration (“TSA”)
As an agency of the Department of Homeland Security (“DHS”), TSA is the principal regulator of security matters in the aviation industry. Among other things, the TSA regulates the standard security programs in use by U.S. airports and aircraft operators. These programs include elements relating to the training of flight crews, checking the identity and screening of passengers, application of security watch lists and cooperation in threat assessments and responses.
U.S. Customs and Border Protection (“CBP”)
CBP, also an agency of DHS, is the principal regulator of customs and immigration matters affecting the aviation industry and enforcer of certain public health matters affecting the aviation industry. Whenever our air carrier operations include an international flight segment, we must provide CBP with an advance disclosure of passenger information, facilitate CBP’s inspection of baggage, and help ensure the proper disposal of any foreign-originating refuse on the aircraft. CBP also oversees entry and clearance into the U.S., including with respect to exports and imports, and issues landing rights approvals for aircraft arriving in the U.S. from abroad.
U.S. Environmental Protection Agency (“EPA”)
The EPA is the principal federal environmental regulator. In January 2021, the EPA promulgated new rules relating to the greenhouse gas emissions from carbon fuels used in aircraft engines for aircraft manufactured or in-production on or after January 1, 2028. This will bring about a change in future aircraft engine designs and approvals and eventually require replacement of engines in future years. This area of regulation is not yet settled. It still is subject to change based on domestic and international laws and standards intended to address global environmental issues, making it impossible to say how such developments might impact our business in the future.
Local Airport Authorities
The vast majority of airports where we fly are owned and operated by state and local government entities. These airport authorities claim the right to impose certain safety, security and other regulations so long as they do not conflict with U.S. federal law. Airport authorities also have extensive property rights that empower them to impose conditions on leasing and using airport facilities. The terms on which an airport authority might lease or allow use of its property (or other property and services at an airport) can, at times, be on terms less favorable than would be customary for real estate or other transactions outside of an airport environment.
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
Privacy and Data Protection
There are many requirements regarding the collection, use, transfer, security, storage, destruction and other processing of personally identifiable information and other data relating to individuals. Because our technology platform is an integral aspect of our business and due to our international operations, compliance with laws governing the use, collection and processing of personal data is necessary for us to achieve our objective of continuously enhancing the user experience of our mobile application and marketing site. Data security is managed by our internal cyber team and we use outside consultants and software to assist with threat protection.
We receive, collect, store, process, transmit, share and use personal information, and other customer data, including sensitive data for certain members, customers and employees, and we rely in part on third-parties that are not directly under our control to manage certain of these operations and to receive, collect, store, process, transmit, share and use such personal information, including payment information. A variety of federal, state, local, municipal and foreign laws and regulations, as well as industry standards (such as the payment card industry standards) govern the collection, storage, processing, sharing, use, retention and security of this information including but not limited to U.S. state-level laws, such as the California Consumer Privacy Act (“CCPA”), the European Union’s General Data Protection Regulation (“GDPR”) and the U.K. Data Protection Act 2018 (“U.K. DPA”). Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. The failure to comply with such data protection and privacy regulations can result in fines, penalties and the enforcement of any non-compliance, which could significantly impact our business operations.
Intellectual Property
The protection of our technology and other intellectual property is an important aspect of our business. We seek to protect our intellectual property (including our technology and confidential information) through a combination of trademarks and trade secret protections, as well as contractual commitments and security procedures. We own certain trademarks important to our business, such as the “Wheels Up” and “Air Partner” words and design marks. In addition, we currently own certain domain names, including “wheelsup.com” and “airpartner.com”.
We generally require our employees and consultants to enter into confidentiality agreements, and certain third parties to enter into non-disclosure agreements. We regularly review our technology development efforts and branding strategy to identify and assess the protection of new intellectual property.
Environmental
We are committed to reducing the environmental impact of our fleets, as well as the long-term effects of our overall operations. Over time, we expect to offset the carbon impact of our flight operations through the purchase and retirement of applicable carbon credits or via another established and vetted mechanism. We are also examining other sustainability initiatives, including the potential use of sustainable aviation fuel and long-range investments in other sustainability solutions, as well as operational improvements, fleet planning initiatives, sustainable practices at our facilities and a reduction in single-use plastics at our offices and aboard our aircraft.
Human Capital
Employees
As of December 31, 2023, Wheels Up and its consolidated subsidiaries had 2,206 employees, including 2,116 full-time employees, and 90 part-time employees. We employ approximately 600 pilots across our aircraft fleet. Approximately 80% of our employees are based in the U.S., with the remaining employees in Europe and other territories. The decrease in the number of employees as of December 31, 2023, from the prior fiscal year was primarily a result of actions taken to streamline the Company’s organization and reduce headcount in areas of the business that do not directly impact the Company’s operations or its members’ and customers’ experience, as well as the sale of our non-core aircraft management business on September 30, 2023.
Our Commitment to Diversity, Equity and Inclusion (“DEI”)
Our success requires the inclusion of ALL — we strive to empower, engage, and celebrate diversity, authenticity and inclusion of all genders, sexual orientations, races, ethnicities, religions, and other identities and cultures. Our goal is to maximize the impact of the Wheels Up team by attracting, engaging, and retaining the most talented, dedicated and passionate people in the marketplace. We have developed our DEI “Guiding Principles” to help ensure alignment across our internal and external programs/processes. Our current efforts aimed at amplifying DEI include:
•Establishing target diversity scorecard metrics around talent acquisition, talent movement/management, and employee engagement throughout our entire organization – from our entry level employees, all the way to the Executive Leadership Team.
•Diversifying our candidate pipeline through partnership investments with external organizations including Women Aviation International, National Gay Pilot Association, Organization of Black Aerospace Professionals, RedTail Flight Academy and the U.S. Military.
•Hosting DEI-focused employee engagement events that will help elevate the knowledge and understanding of diverse communities and inclusive practices.
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

Meals Up Partnership with Feeding America
Our Meals Up initiative was created in partnership with Feeding America to help combat the growing levels of food insecurity in the U.S. during the COVID-19 pandemic. We and our employees continue to support Feeding America and other local hunger relief efforts through, among others, planned days of group service, fundraising and other assistance.
Corporate History and Structure
Corporate History & Structure
Wheels Up was formed on July 1, 2013. On July 13, 2021 (the “Business Combination Closing Date”), Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP Holdings”), consummated a business combination with Aspirational Consumer Lifestyle Corp. (“Aspirational”), a New York Stock Exchange (“NYSE”) listed blank check company. Upon consummation of such business combination, WUP Holdings became a wholly owned subsidiary of Wheels Up Experience Inc., and beginning July 14, 2021, our shares of Common Stock began trading on the NYSE under the ticker symbol “UP”.
Wheels Up is a holding company with no direct operations. Wheels Up conducts its business through its direct subsidiary, WUP Holdings, and WUP Holdings’ operating subsidiaries, including, among others, Mountain Aviation, WUPJ and WUP LLC, each of which holds a Part 135 certificate. In addition, Wheels Up conducts substantially all of its operations outside of North America through its subsidiary, Air Partner, which is an international aviation services group with operations across four continents.
2023 Credit Agreement & Common Stock Issuances
On September 20, 2023, the Company entered into a Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”), Cox Investment Holdings, Inc. (“CIH” and collectively with Delta and CK Wheels, the “Initial Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), which was subsequently amended by Amendment No. 1 to Credit Agreement, dated November 15, 2023 (the “Credit Agreement Amendment” and together with the Original Credit Agreement, the “Amended Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, each of Whitebox Multi-Strategy Partners, LP, Whitebox Relative Value Partners, LP, Pandora Select Partners, LP, Whitebox GT Fund, LP and Kore Fund Ltd (collectively, the “Incremental Term Lenders” and together with the Initial Lenders, the “Lenders”), and the Agent. Pursuant to the Amended Credit Agreement, (i) the Lenders provided a term loan facility (the “Term Loan”) in the aggregate original principal amount of $390.0 million and (ii) Delta provided commitments for a revolving loan facility (the “Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million.
In connection with the transactions contemplated by the Amended Credit Agreement, the Company entered into an Investment and Investor Rights Agreement on September 20, 2023 (the “Original Investor Rights Agreement”), by and among the Company and the Initial Lenders, which was subsequently amended by Amendment No. 1 to Investment and Investor Rights Agreement, dated as of November 15, 2023 (the “Investor Rights Agreement Amendment” and together with the Original Investor Rights Agreement, the “Amended Investor Rights Agreement”), by and among the Company and Initial Lenders. On November 15, 2023, the Company and each Lender entered into joinders to the Amended Investor Rights Agreement in order to join the Incremental Term Lenders to such agreement. Pursuant to the Amended Investor Rights Agreement, the Company issued, in two separate private placements on September 20, 2023 and November 15, 2023, 671,239,941 shares of Common Stock in the aggregate to the Lenders, which represented approximately 95% of the Company’s issued and outstanding shares of Common Stock on a fully diluted basis as of September 15, 2023. Such shares of Common Stock were issued such that as of November 15, 2023, each Lender had been issued a pro rata portion of such shares equal the proportion of its participation in the Term Loan.

The Amended Investor Rights Agreement sets forth certain rights and obligations applicable to the Lenders and the Company, which include, among others, the right of: (x) Delta to designate and remove four directors to the Board so long as that Delta continues to hold at least 75% of the shares of Common Stock issued to Delta pursuant to the Amended Investor Rights Agreement; (y) CK Wheels to designate and remove four directors to the Board, so long as CK Wheels continues to hold at least 75% of the shares of Common Stock issued to CK Wheels pursuant to the Amended Investor Rights Agreement; and (z) CIH to designate and remove one director to the Board, so long as CIH holds at least 30% of the shares of Common Stock issued to CIH pursuant to the Amended Investor Rights Agreement. In addition, certain Lenders have agreed to limit the number of shares of Common Stock they are entitled to vote at any meeting of the Company’s stockholders or for the purpose of consummating any consent solicitation, as follows:
•CK Wheels may not vote more than 24.9%, less the Whitebox Non-U.S. Voting Percentage (if any), of the Company’s issued and outstanding shares as a result of restrictions on voting imposed on holders who may be deemed not to be a “citizen of the United States” pursuant to 49 USC § 40102(a)(15)(C) (the “Citizenship Limitation”), and pursuant to Article X of the Company’s Amended and Restated Certificate of Incorporation, dated as of November 15, 2023 (the “Certificate of Incorporation”), and the Amended Investor Rights Agreement;
•Each of Pandora Select Partners, L.P., Whitebox Multi-Strategy Partners, L.P. and Whitebox Relative Value Partners, L.P. (collectively, the “Whitebox Non-U.S. Entities”) may not vote more than 0.043%, 0.595% and 0.362% (collectively, the “Whitebox Non-U.S. Voting Percentage”), respectively, of the Company’s issued and outstanding shares as a result of the Citizenship Limitation, and pursuant to Article X of the Certificate of Incorporation and the Amended Investor Rights Agreement;
•by agreement with Delta, any shares in excess of 29.9% held by Delta will be neutral shares with respect to voting rights and voted in proportion to all other votes cast (“for”, “against” or “abstain”) other than by Delta.
The additional shares owned by CK Wheels in excess of 24.9%, less the Whitebox Non-U.S. Voting Percentage (if any), and the additional shares owned by the Whitebox Non-U.S. Entities in excess of the Whitebox Non-U.S. Voting Percentage, in each case will not be counted as issued and outstanding for purposes of counting votes at any meeting of the Company’s stockholders.
Information About the Company
Wheels Up’s corporate headquarters is located at 2135 American Way, Chamblee, Georgia 30080. Our telephone number is (212) 257-5252 and our internet address is www.wheelsup.com. The information on, or that can be accessed through, Wheels Up’s website is not part of this Annual Report. The website address is included as an inactive textual reference only.
Available Information
We make available free of charge on our website at wheelsup.com/investors, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Company’s filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Information on our website or available by hyperlink from our website is not incorporated into this Annual Report or our other securities filings and is not a part of those filings.

Item 1A. RISK FACTORS
Risks Relating to Our Business and Industry
We may not be able to successfully implement our growth strategies or realize the expected benefits of our member program changes, and operational efficiency and cost reduction initiatives.
Our growth strategies include, among other things, expanding our addressable market by opening up private aviation to non-members through our programmatic and charter offerings, expanding into new domestic and international markets, and developing adjacent businesses. We have undertaken, and continue to undertake, actions intended to support our ongoing strategic business initiatives and previously announced financial goals, including but not limited to, instituting changes to our member programs intended to concentrate operations and leverage efficiencies by improving utilization and decreasing costs, implementing cost control measures, pursuing the consolidation of our FAA operating certificates, reducing headcount and centralizing critical operational functions, lowering capital expenditures and working with third parties to realize additional efficiencies in our cost structure. The timely achievement of our planned strategic business initiatives is dependent on, among other things, our ability to expand existing and launch new products and service offerings, achieve operational excellence, realize the benefits from cost savings measures and achieve profitability, optimize our asset base, and develop our technology and infrastructure to support our operations. Our efforts to implement our growth and strategic business initiatives while elevating the member and customer experience are also subject to various risks outside of our control, which may adversely impact our ability to enhance our business, operations, financial condition and results of operations. We may not be successful in implementing these initiatives or fail to realize the expected benefits on the timelines that we anticipate, which may adversely impact our business, operations, liquidity, financial condition and results of operations. In addition, any assumptions underlying estimates of expected cost savings, revenues, or operational or profitability goals may turn out to be inaccurate or the timing of such results may not be predicable with certainty.
We have a history of net losses and have not consistently generated positive cash flow from operations.
We have a history of net losses and have not consistently generated positive cash flow from operations, including during years ended December 31, 2023 and 2022. Given the significant operating and capital expenditures associated with our strategic business initiatives and previously announced financial goals, we anticipate continued variability in our net losses during the period of transition. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability, which will require, among other things, broadening and stabilizing our sources of revenue, improving our Adjusted Contribution Margin and strategically controlling non-operating expenses. Accomplishing these objectives may require actions to optimize our asset base, make significant capital investments, enter into new markets, exit existing lines of business or implement additional member program changes. We cannot be assured that we will be able to achieve these objectives. If we cannot achieve and sustain profitability or raise additional capital, our business could be materially and adversely affected, as we may not have sufficient liquidity or be able to meet our contractual obligations, including our contractual obligations under operating leases, debt obligations and obligations to customers for which we have already received deferred revenue.
Our operating results are expected to be difficult to predict based on a number of factors that also will affect our long-term performance.
As we pursue our strategic business initiatives and previously announced financial goals, we expect our operating results to fluctuate in the future based on a variety of factors, including factors outside of our control or that are difficult to predict. In addition, we experience a significant degree of seasonality in our business. We caution you that period-to-period comparisons of our operating results may not be a good indicator of our future growth potential or long-term performance, which may be significantly impacted by the following:
•our ability to successfully execute our business, marketing and other strategies;
•we may be unable to attract new customers and/or retain existing members and customers;

•we may be impacted by changes in consumer preferences, perceptions, spending patterns and demographic trends, as well as changes in customer creditworthiness that could result in increases in allowance for credit losses or write-offs of receivables that may be uncollectible;
•our Adjusted Contribution Margin may be adversely impacted by increased flight costs due to aircraft supply constraints or inflation, as well as guaranteed rate pricing arrangements and fixed purchases of Prepaid Blocks associated with current or former member programs;
•our ability to grow complementary products and service offerings may be limited or we may be unable to realize the potential benefits from our technological developments, which could adversely impact our growth rate and financial performance;
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
•existing or new regulations or interpretations thereof applicable to our industry may restrict our ability to expand or to operate our business as we wish and may expose us to fines and other penalties;
•the occurrence of geopolitical events, such as war, terrorism, civil unrest, political instability, environmental or climatic factors, natural disaster, pandemic or epidemic outbreak, public health crisis and general economic conditions, or natural disasters may have an adverse effect on our business;
•some of our potential losses may not be covered by insurance, and we may be unable to obtain or maintain adequate insurance coverage; and
•we are potentially subject to taxation-related risks in multiple jurisdictions, and changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.
We periodically evaluate strategic transactions involving our business, including acquisitions, divestitures, joint ventures, mergers and similar transactions, which involve risk and may adversely affect our ability to execute our strategic business initiatives or achieve our previously announced financial goals.
We frequently consider opportunities to acquire or merge with other entities, assets, products or technologies that may enhance our products and service offerings or technology, expand the breadth of our markets or customer base, or advance our business strategies. We also evaluate divestitures, joint ventures and other strategic transactions that we believe will help us execute our strategic business initiatives, achieve our previously announced financial goals or otherwise improve the long-term performance or value of the Company. Any such transaction could be material to our business, involve substantial execution risk, and result in the payment or receipt of different types of consideration, such as cash, the issuance of additional dilutive equity securities, or the assumption or issuance of indebtedness. If we elect to pursue a strategic transaction, our ability to successfully implement and realize benefits from such transaction would depend on a variety of factors, including the requirement to obtain third-party consents, including from the lenders under our debt obligations, or the imposition of additional restrictive agreements or covenants that limit our operating flexibility or the ability to enter into future strategic transactions. There are also risks to structuring and integrating any acquisition or joint venture into our operations, and we may not successfully integrate past or any future acquisitions or achieve our anticipated benefits relating to any such transactions. As a result of the risks inherent in such transactions, we cannot guarantee that any future transaction will be completed or integrated successfully, or that it will ultimately result in the realization of our anticipated benefits. Such transactions may also have a material adverse impact on our business, operations, liquidity, financial condition and results of operations.
Certain of the Company’s stockholders, including Delta, CK Wheels and CIH, collectively own a substantial majority of the outstanding shares of our Common Stock, have consent or approval rights as lenders under our Term Loan and Revolving Credit Facility and have the contractual right to designate a total of nine of the twelve directors on our Board of Directors. As a result, such stockholders may exhibit significant influence over the Company and cause the Company to enter into or forego certain strategic transactions, including certain commercial and strategic transactions involving such stockholders. Such transactions may be in the form of joint ventures, the issuance of additional dilutive equity interests, the implementation of leasing structures or sale-leaseback arrangements, commercial understandings and licensing arrangements, or transactions that result in the Company’s capital stock no longer being publicly traded. The announcement or consummation of any such strategic transaction may materially adversely impact our business, operations, liquidity, financial condition and results of operations, or may result in significant volatility in the market for, and trading price of, our Common Stock or the Warrants. See also “— Certain stockholders which also serve as lenders have significant influence over the Company.”
We are exposed to the risk of a decrease in demand for private aviation services.
Historically, we have generally provided private aviation services through a membership-only program business model. Our membership program requires members to generally pay an up-front initiation fee and recurring annual dues. The demand for private aviation services has fluctuated significantly in recent years due in part to the outbreak of and fluctuations in the pervasiveness, of the COVID-19 pandemic, geopolitical events and trends in the behavior of our members and customers. Likewise, we face significant competition from participants in both the private aviation and commercial air travel industries. We have also made changes to our member programs that aim to leverage our scale in certain geographic regions and provide dynamic pricing for flights outside of those regions. If demand for private aviation services or success in selling were to decrease in our core geographic regions, this could result in, among other things, slower new member growth in our core geographic regions, a decline in membership renewals, a reduction in aggregate flight utilization and spend, and/or additional changes to our member programs, all of which could have a material adverse effect on our business, operations, liquidity, financial condition and results of operations.
Furthermore, we have historically relied on Prepaid Blocks as a source of capital to fund our ongoing operations and as an indicator of potential future demand. Changes in demand for our products and services by our members and customers, or a significant shift in the mix between use of our programmatic offerings and charter services, could result in a significant decrease in Prepaid Blocks, a change in the rate at which our members utilize their Prepaid Blocks, which may extend the period during which less favorable flight activity rule sets may be used by members, or otherwise make demand forecasting more difficult. Such changes could adversely impact our cash flows from operations, unexpectedly accelerate our liquidity needs and require us to seek alternate sources of capital, including debt financings, which may not be available on acceptable terms or at all.
In addition, our customers may consider private air travel through our products and services to be a luxury item, especially when compared to other modes of transportation, such as commercial air travel. We have entered into commercial partnerships with Delta to provide our members with a broader array of travel alternatives using Prepaid Blocks, which we believe is an important value proposition to the Company’s members. Any general downturn in economic, business and financial conditions which has an adverse effect on our customers’ spending habits could decrease their demand for travel and, to the extent they travel, to increase their use of commercial air carriers or other means considered to be more economical than our products and services. In cases where sufficient hours of private flight are needed, many of the companies and individuals to whom we provide products and services have the financial ability to purchase their own jets or operate their own corporate flight department should they elect to do so, which may reduce demand for our products and services.

Our business is primarily focused on certain targeted geographic regions making us vulnerable to risks associated with having geographically concentrated operations.
Our customer base is concentrated in North America, including the northeast, southeast, southwestern and western regions of the U.S. As a result, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions, catastrophic events or other disruptions. Likewise, our international operations and customers may be adversely affected by events outside of our control that impact their respective locales. As we seek to expand in our existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of our business may increase.
The private aviation industry is subject to competition.
Many of the markets in which we operate are competitive as a result of the expansion of private aircraft operators, private aircraft ownership and alternatives such as luxury commercial airline service. We compete against a number of private aviation operators with different business models, and local and regional private charter operators. Factors that affect competition in our industry include price, reliability, safety, regulations, professional reputation, aircraft and pilot availability, equipment and quality, consistency and ease of service, willingness and ability to serve specific airports or regions and investment requirements. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. The materialization of any of these risks could adversely affect our business, cash flow, liquidity, financial condition and results of operations.
Delta may have the right to terminate its commercial agreements with us.
The CCA with Delta contemplates that we will work together with Delta each year to develop an annual joint marketing and communications plan that focuses on revenue and brand goals and co-branded event opportunities, provide certain benefits to the other’s customers and share certain data. The CCA also contemplates that we will provide certain in-kind benefits to Delta, measured on an annual basis. We use reasonable best efforts to mutually agree upon the minimum amounts of in-kind benefits that we are required to provide. If we are not able to provide the minimum amounts of in-kind benefits to Delta, subject to any cure rights that we may agree with Delta, Delta will have the right to terminate the CCA and the other commercial agreements, which would have a material adverse effect on our business, results of operations and cash flows. In addition, any amendment or modification of the CCA or additional commercial agreements with Delta would require the consent of certain stockholder under the Investor Rights Agreement. Any inability to timely enter into agreements with Delta on terms favorable to the Company could adversely affect our business, cash flow, liquidity, financial condition and results of operations.
The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We compete against commercial and private aviation operators, including the major U.S. airlines, for pilots, mechanics and other skilled labor, and some of the airlines or private aviation operators may offer wage and benefit packages which exceed ours. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
The supply of pilots to the airline and private aviation industries is limited and may adversely affect our operations and financial condition. Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations and financial condition.
Our pilots are subject to stringent pilot qualification and crew member flight training standards (“FAA Qualification Standards”), which among other things require minimum flight time for pilots, mandate strict rules to minimize pilot fatigue and require periodic recertification. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. A shortage of pilots would require us to further increase our labor costs, which would result in an increase in our operating expenses and adverse impacts to Adjusted Contribution Margin. Such requirements also impact pilot scheduling, work hours and the number of pilots required to be employed for our operations. In recent years, we have experienced significant volatility in pilot hiring and attrition, due in part to more pilots reaching retirement age and industry-related factors outside of our control. To achieve our profitability goals on the timelines previously announced, it is important that we balance the number of pilots we employ with the number of aircraft in our fleet and demand, as well as accurately forecast pilot attrition and hiring needs. If our forecasts are inaccurate and we do not effectively balance the number of pilots we employ with demand, or the supply of pilots becomes constricted, our operations and financial results could be materially and adversely affected.
In addition, our operations and financial condition may be adversely impacted if we are unable to train pilots in a timely manner. Due to an industry-wide shortage of qualified pilots, pilot training timelines have significantly increased and stressed the availability of flight simulators, instructors and related training equipment. Although we have taken measures to secure additional pilot training resources and flight simulator availability, the training of our pilots may not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.
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
Our business is labor intensive and while our employees, particularly our pilots and our maintenance workers, are not currently represented by labor unions, we may, in the future, experience union organizing activities of our pilots, maintenance workers or other crewmembers. Such union organization activities could lead to work slowdowns or stoppages, which could result in loss of business. In addition, union activity could result in demands that may increase our operating expenses and adversely affect our business, operations, liquidity, financial condition, results of operations and competitive position. Any of our pilots and crewmembers could unionize at any time, which would require us to negotiate in good faith with the crew member group’s certified representative concerning a collective bargaining agreement. In addition, we may be subject to disruptions by unions protesting the non-union status of our pilots and crewmembers. Any of these events would be disruptive to our operations and could harm our business.
We may never realize the full value of our tangible and intangible assets, including goodwill or our long-lived assets, which has caused us to, and may cause us in the future to, record impairments that may materially adversely affect our financial conditions and results of operations.
In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets, including goodwill, for impairment on an annual basis, or more frequently where there is an indication of impairment. We are also required to test certain of our other assets for impairment where there is any indication that an asset may be impaired, such as our market capitalization being less than the book value of our equity. In recent years, we have realized non-cash goodwill impairment charges, including during each of the three months ended September 30, 2022, December 31, 2022, June 30, 2023, and September 30, 2023, for our WUP Legacy reporting unit (excluding Air Partner), as a result of, among other things, changes in our business plan and forecasts and fluctuations in the trading price per share of our Common Stock.
Quantitative impairment assessments are sensitive to key assumptions, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our assessments are not realized, or such assumptions change due to a change in business or market conditions impacting our forecasts, rises in interest rates that impact our estimate of weighted average cost of capital, or if the trading price of our Common Stock declines significantly from historical levels, it is possible that an additional impairment charge for tangible or intangible assets, including goodwill, may need to be recorded in the future, including as result of the effects of factors outside our control on our business and operations.
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
An impairment loss related to our tangible or intangible assets, including goodwill, could have a material adverse effect on our financial condition and results of operations. In addition, an impairment loss that is based on, among others, changes in business or market conditions impacting our forecasts, the weighted average cost of capital or the market price of our Common Stock, may adversely impact the perception of the Company held by stockholders, investors, members and customers, which may adversely impact our business, liquidity, financial condition and results of operations, and the volatility and trading prices for our Common Stock and Warrants. See Note 2, Summary of Significant Accounting Policies and Note 7, Goodwill and Intangible Assets in the of the Notes to Consolidated Financial Statements included herein for additional information about impairment and non-cash goodwill impairment charges realized during the years ended December 31, 2022 and 2023.
The residual value of our owned aircraft may be less than estimated in our depreciation policies.
As of December 31, 2023, we had $337.7 million of property and equipment and related assets, net of accumulated depreciation, of which $279.9 million relates to our owned aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. If the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material adverse impact to our financial results. Similarly, any factor that may cause an impairment on any of the aircraft types we operate may result in lower appraised values for such aircraft, which could cause adverse impacts to us under the agreements governing our indebtedness obligations.
Significant reliance on Textron aircraft, Pratt & Whitney and Rolls-Royce aircraft engines, and related spare parts poses risks to our business and prospects.
As part of our business strategy, a substantial majority of our owned and leased aircraft fleet consist of Textron Aviation (“Textron”) aircraft and we rely on Pratt & Whitney and Rolls-Royce aircraft engines to power our owned and leased aircraft. We have negotiated preferred rates with Textron, Pratt & Whitney, and Rolls-Royce for maintenance services, certain component repair services and to purchase and exchange parts. Parts and services from Textron, Pratt & Whitney, and Rolls-Royce are subject to their product and workmanship warranties. If any of these OEMs fail to adequately fulfill its obligations towards us or experiences interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of its supply chain, we may experience a significant delay in the delivery of, or fail to receive, previously ordered aircraft, engines and parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our program participants. In addition, if we fail to meet our obligations or are otherwise in default under the Program Agreements with Pratt & Whitney and Rolls-Royce, our access to aircraft engines and parts may become limited and we may experience adverse consequences under the agreements governing our indebtedness, each of which could adversely impact our business, operations, cash flow, liquidity, and financial condition . Although we could choose to operate aircraft of other manufacturers or increase our reliance on third-party operators, such a change would involve substantial expense to us and could disrupt our business activities.
If we face problems with any of our third-party service providers, our operations could be adversely affected.
Our reliance upon third parties to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of such services. We have entered into agreements, including Program Agreements, with OEMs and third-party contractors to provide various facilities and services required for our operations, including aircraft maintenance, ground facilities and IT services, and expect to enter into additional similar agreements in the future. Our agreements with such third-party service providers are generally subject to termination after notice. If our third-party service providers terminate their contracts with us, including Program Agreements, or do not provide timely or consistently high-quality service, we may not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which could have a material adverse effect on our business, financial condition and results of operations.
We may incur substantial costs in connection with our leased aircraft, including for return obligations.
Our aircraft lease agreements generally have multi-year terms and may require us to cover all or a portion of the maintenance costs associated with the aircraft. In addition, our aircraft leases may contain provisions that require us to return aircraft airframes and engines to the lessor in a specified condition or pay an amount to the lessor based on the actual return condition of the equipment. These lease return costs are recorded in the period in which they are incurred. We estimate the cost of maintenance lease return obligations and accrue such costs over the remaining lease term when the expense is probable and can be reasonably estimated. Any unexpected increase in lease return costs may adversely impact our financial position and results of operations. In addition, any other costs or notice requirements associated with the termination or expiration of an aircraft lease may result in significant financial payments or limit our ability to strategically optimize our fleet, which may adversely impact our cost and fleet optimization initiatives.
We are exposed to operational disruptions due to maintenance.
Our aircraft fleet requires regular maintenance work, which may cause operational disruption. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized which could have an adverse impact on our business, financial condition and results of operations. On occasion, airframe manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet which may mean having to ground a particular type of aircraft. This may cause operational disruption to, and impose significant costs on, us. Furthermore, our operations in remote locations, where delivery of components and parts or transportation of maintenance personnel could take a significant period of time, could result in delays in our ability to maintain and repair our aircraft. We often rely on commercial airlines to deliver such components and parts or transport maintenance personnel. Any such delays may pose a risk to our business, financial condition and results of operations. Moreover, as our fleet ages and/or if we shift the types of aircraft that comprise our fleet, our maintenance costs could potentially increase and we may be unable to manage the composition of our fleet in a manner that reduces costs due to the availability and prices for replacement aircraft and parts.
We perform certain maintenance activities internally and may be unsuccessful in balancing the mix of maintenance activities handled at our MRO facilities and by external parties, which could impact our relationships with key vendors and have an adverse effect on our future business and results of operations.
We acquired MRO facilities as part of past acquisitions, and certain of the MRO activities for which we have historically relied on third parties to perform are handled at our facilities. Any increase in the amount of maintenance that we perform at our MRO facilities could adversely affect our relationships with vendors historically providing MRO services to us, from whom we expect to continue to require maintenance and other services that are in high demand. We may be unsuccessful in balancing the mix of maintenance activities handled at our MRO facilities and by external parties, or be unable to expand our MRO activities commensurate with demand, which could have an adverse effect on our future business and results of operations. In addition, performing such services in-house internalizes the risks and potential liability for the performance of such services. If maintenance is not performed properly this may lead to significant damage to aircraft, injury or loss of life, adverse publicity and legal claims against us, each of which could have an adverse impact on our business, results of operations, cash flows, financial condition and liquidity.
Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations.
Fuel is essential to the operation of our aircraft and to our ability to carry out our transport services. Fuel costs are a key component of our operating expenses. A significant increase in fuel costs may impact flight activity by our members and customers, and otherwise adversely impact our revenue, operating expenses and results of operations, including Adjusted Contribution Margin. Pursuant to our agreements with members, members pay an indexed fuel surcharge that is applied when the cost of cost of Jet A fuel, as published by the Argus U.S. Jet Fuel IndexTM, is more than $2.00 per gallon and is calculated based on estimated billable flight time. Given our contractual ability to pass on increased fuel costs, in whole or in part, to certain of our customers and mitigate the risk with others, we do not maintain hedging arrangements for the price of fuel. However, increased fuel surcharges may adversely affect our member retention, the demand for flight services and revenue if a prolonged period of high fuel costs occurs. In addition, potential increased environmental regulations that might require new fuel sources (e.g., sustainable aviation fuel) could lead to increased costs. To the extent there is a significant increase in fuel costs that affects the costs of our flight operations or the amount our customers and members choose to fly with us, it may have a material adverse effect on our business, operations, liquidity, financial condition and results of operations.
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
In the U.S., the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The expansion of our business into international markets involves a greater degree of interaction with the regulatory authorities of the foreign countries in which we may operate. The air traffic control system, which is operated by the FAA, in the U.S., faces challenges in managing the growing demand for U.S. air travel and attracting air traffic controllers. U.S. and foreign air-traffic controllers rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. For example, in January 2023, the FAA experienced an unexpected technical system outage that resulted in all domestic commercial air traffic being temporarily grounded for several hours, which adversely impacted airlines and private aviation industry operators during the duration of the outage. There have also been recent instances where understaffing of certain U.S. and foreign air traffic control systems have led to flight delays and cancellations and resulted in significant costs to aviation operators. These instances are capable of repetition and may harm our business and results of operations in the future.
In addition, future changes to U.S. or international air traffic control systems or protocols could lead to increased costs, legal issues or operational inefficiencies, in each case which adversely impact our business and results of operations.
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
Climate change-related regulatory activity and developments requiring us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets or sustainable aviation fuel, or otherwise pay for our emissions may increase our operating costs and divert management’s attention and resources which may have an adverse effect on our business and financial results, including our Adjusted Contribution Margin and Adjusted EBITDA.
The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure, and financial results. Operational impacts, such as the delay or cancellation of flights, could result in loss of revenue, decreased demand for our products and services, and reputational harm. In addition, certain airports that we frequently utilize and certain of our facilities are in locations susceptible to the impacts of storm-related flooding, sea-level rise and other climate-related events, which could result in increased costs and loss of revenue in those locations. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change on our operations. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
The operation of aircraft is subject to various risks, and our failure, or the failure of the aviation industry, to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain members and customers.
The operation of aircraft is subject to various risks, including catastrophic disasters, crashes, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. We, or other participants in the aviation industry, may experience accidents in the future. These risks could endanger the safety of, or the perception of safety by, our members and customers, our personnel, third-parties, equipment, cargo and other property, as well as the environment. If any of these events were to occur, we could experience loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions, including potential grounding of our fleet and suspension or revocation of our operating authorities, and damage to our reputation and customer relationships.
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

We incur considerable costs to maintain the quality of our safety program, training programs and fleet of aircraft. We cannot guarantee that these costs will not increase. Likewise, we cannot guarantee that our efforts will provide an adequate level of safety or an acceptable safety record. If we are unable to maintain an acceptable safety record, we may not be able to retain existing members and customers or attract new members and customers, which could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with regulatory requirements related to the maintenance of our aircraft and associated operations may result in enforcement actions, including revocation or suspension of our operating authorities in the U.S. and potentially other countries. The issuance of FAA or manufacturer directives restricting or prohibiting the use of any one or more of the aircraft types we operate could have a material adverse effect on our business, results of operations and financial condition.
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
Terrorist activities, geopolitical hostilities or other security events may adversely impact our business, financial condition and results of operations.
Terrorist activities, geopolitical hostilities or other security events, or the fear or threat of these events, have adversely impacted the aviation business in general and may adversely impact our business, financial condition and results of operations. These events, or the fear or threat of any of these events, could cause flight delays and disruptions or the imposition of certain travel restrictions, discourage members and customers from flying, and decrease member and customer purchases. In addition, such events, even if not made directly on or involving air travel, may result in the Company having to comply with new regulations or heightened safety and security procedures that do not currently apply or generally reduce the demand for private aviation services and incurring additional costs related to compliance with these regulations and procedures . We cannot provide any assurance that these events will not harm the aviation industry generally or our business, financial condition or results of operations, in particular.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and officers, agents or other third-parties. In addition, we operate in a highly visible industry that has significant exposure to social media. Any change in public perception of the private aviation industry due to perceived adverse impacts on the environment and climate change may have an adverse impact on the demand for our products, services and reputations, which could adversely affect our business, results of operations and financial condition. Should we not respond in a timely and appropriate manner to address adverse publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results as well as require additional resources to rebuild or repair our reputation.

If our efforts to continue to build our strong brand identity and improve member satisfaction and loyalty are not successful, we may not be able to attract or retain members and customers, and our operating results may be adversely affected.
We must continue to build and maintain strong brand identity for our products and services, which have expanded over time. We believe that strong brand identity will continue to be important in attracting members and customers. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract members and other customers may be adversely affected. From time to time, our members and other customers may express dissatisfaction with our products and service offerings, in part due to factors that could be outside of our control, such as the timing and availability of aircraft and service interruptions driven by prevailing political, regulatory or natural conditions. To the extent dissatisfaction with our products and services is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain members and customers may be adversely affected. With respect to our expansion into additional markets, if any, we will also need to establish our brand and to the extent we are not successful, our business in new markets would be adversely impacted.
Any failure to offer high-quality customer support may harm our relationships with our customers and members and could adversely affect our reputation, brand, business, financial condition and results of operations.
Through our marketing, advertising, and communications with our customers, we set the tone for our brand as aspirational but also within reach. We strive to create high levels of customer satisfaction through the experience provided by our team and representatives. The ease and reliability of our offerings, including our ability to provide high-quality customer support, helps us attract and retain members and customers. Members and customers depend on our account managers and member services team to resolve any issues relating to our products and services, such as scheduling changes and other updates to trip details and assistance with certain billing matters. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support our members and customers and are sufficiently knowledgeable about our product and services. As we continue to grow our business and improve our platform, we will face challenges related to providing quality support at an increased scale. Any failure to provide efficient customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition and results of operations.
Some of our business is dependent on our third-party operators to provide flights for our members and customers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, operations, liquidity, financial condition and results of operations could be adversely affected.
While we operate a significant portion of the flights for our members and customers, we also rely on our ability to source charter services to service a portion of member and customer demand as part of our “asset right” fleet strategy. For the year ended December 31, 2023, approximately 30% of our revenue generating flights were fulfilled by third-party aircraft operators on our behalf, of which a majority were with our fifteen most frequently used partners. We expect that charter services will continue to be a significant part of our operating model to supplement our capabilities. We face the risk that any of our third-party operators may not fulfill their contracts and deliver their services on a timely basis, or at all, due to, among other factors: financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, pandemic or other events; the inability to hire or retain skilled personnel, including pilots and maintenance personnel; and other disruptions to their operations.
Several of these third-party operators provide significant capacity that, despite our expanded network of charter partners as a result of our acquisition of Air Partner, we may be unable to replace in a short period of time should that operator fail to perform its obligations to us. In addition, due to aircraft supply constraints across the industry, we may be required to pay more for capacity with our third-party operators to service customer or member flights. The failure of any third-party operators to perform to our expectations could result in delayed or cancelled flights or service credits, and harm the applicable portion of our business and customer relationships. Our reliance on third-party operators and our inability to fully control any operational difficulties or increased costs with our third-party operators could have a material adverse effect on the portion of our business where we use third-party operators, as well as our liquidity, financial condition and results of operations. Any significant disruption to our operations as a result of problems with any of our third-party aircraft operators would have an adverse effect on our business, liquidity, financial condition and results of operations.
In recent years there has been an increase in the number of competitors that have established, or have attempted to establish, cooperative or strategic relationships with third-party aircraft operators in the markets we serve. We have also entered into certain of such agreements. We may not be able to secure the necessary number of aircraft at attractive prices to achieve our planned growth if our competitors offer third-party aircraft operators more attractive rates or guarantee a higher volume of flights than we have historically offered. While we believe that we will be able to secure replacement supply due to Air Partner’s extensive network of charter partners, if we are unable to add new or replacement operators over time, our business and results of operations could be adversely affected while we seek alternatives. As the private aviation market grows, we expect competition for third-party aircraft operators and the use of exclusive contractual arrangements with third-party aircraft operators to increase, which may result in market acceptance of certain volume guarantees and prepayments or deposits. This may require us to incur significant capital or operating expenditures, in each case which may adversely impact our business, results of operations and financial condition.
In addition, we have entered into agreements with contractors to provide various facilities and services required for our operations. Union strikes or staff shortages among airport workers or certain pilots of third-party aircraft operators may result in disruptions of our operations and could have a material adverse effect on some of our business, results of operations and financial condition. Because we rely on others to provide such services, our ability to control the efficiency and timeliness of such services is limited. Any material problems with the efficiency, timeliness or availability of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, results of operations and financial condition.
Our insurance may become too difficult or expensive to obtain. If we are unable to maintain sufficient insurance coverage, it may materially and adversely impact our results of operations and financial position.
Hazards are inherent in the aviation industry and may result in loss of life and property, potentially exposing us to substantial liability claims arising from the operation of aircraft. We carry insurance for aviation hull, aviation liability, premises, hangarkeepers, product, war risk, general liability, workers compensation, directors and officers, cyber and other insurance customary in the industry in which we operate. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of accidents, as well as the number of insured losses within the aviation and aerospace industries, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. To the extent that our existing insurance carriers are unable or unwilling to provide us with sufficient insurance coverage, and if insurance coverage is not available from another source, our insurance costs may increase and may result in our being in breach of regulatory requirements or contractual arrangements requiring that specific insurance be maintained, which may have a material adverse effect on our business, financial condition and results of operations.
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
Our intellectual property includes our trademarks, domain names, website, mobile and web applications, software (including our proprietary algorithms and data analytics engines), copyrights, trade secrets and inventions

(whether or not patentable). We believe that our intellectual property plays an important role in protecting our brand and the competitiveness of our business. If we do not adequately protect our intellectual property, our brand and reputation may be adversely affected and our ability to compete effectively may be impaired. Our efforts to protect our intellectual property through a combination of trademark, copyright, and trade secret laws, contracts and policies may not be sufficient or effective. Further, we may be unable to prevent competitors from acquiring trademarks or domain names that are similar to or diminish the value of our intellectual property.
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
We may acquire or introduce new technology offerings, which may increase our exposure to patent and other intellectual property claims. Any intellectual property claims asserted against us, whether or not having any merit, could be time-consuming and expensive to settle or litigate. If we are unsuccessful in defending such a claim, we may be required to pay substantial damages or could be subject to an injunction or agree to a settlement that may prevent us from using our intellectual property or making our offerings available to customers. In addition, if an intellectual property claim requires us to seek a license to continue our operations, we may be unable to procure a license on terms we deem attractive, or at all, and we may be required to develop non-infringing technological alternatives, which could require significant time and expense. Any of these events could adversely affect our business, financial condition and results of operations.
Risks Relating to Technology, Cybersecurity and Data Privacy
A delay or failure to identify and devise, invest in and implement certain important technology, business and other initiatives could have a material adverse impact on our business, financial condition and results of operations.
In order to operate our business, achieve our goals, and remain competitive, we continuously seek to identify and devise, invest in, implement and pursue technology, business and other important initiatives, such as those relating to aircraft fleet structuring, UP FMS, the Wheels Up mobile app, business processes, information technology, and other initiatives seeking to ensure high quality service experience.
Our business and the aircraft we operate are characterized by changing technology, introductions and enhancements of models of aircraft and services, and shifting customer demands, including due to changes in technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and customer preferences, including flight bookings through the Wheels Up mobile app. In addition, the introduction of new technologies or services that compete with our product and services could result in our revenues decreasing over time. If we are unable to upgrade our operations or aircraft fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could be materially and adversely impacted.
A failure in our technology or breaches of the security of our information technology infrastructure may harm our reputation and adversely affect our business and financial condition.
The performance and reliability of the technology that we and our third-party operators use is critical to our ability to compete effectively. A significant internal technological error or failure or large-scale external interruption in the technological infrastructures on which we and our third-party operators depend, such as power, telecommunications or the Internet, may disrupt our internal network. Any substantial, sustained or repeated failure of the technology that we or our third-party operators use could impact our ability to conduct our business, lower the utilization of our aircraft, and result in increased costs. Our technological systems and related data, as well as the systems and data used or managed by third parties on which we rely, may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.
In addition, as a part of our ordinary business operations, we collect, process and store personal data, including sensitive personal data of our members, customers and employees. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks, including from ransomware or malware attacks, through vulnerabilities in licensed software or hardware or the use of third-party networks that we do not control or have the ability to monitor, or as a result of other attacks or misappropriation. In addition, a significant portion of our workforce works remotely from time-to-time and/or travels frequently, which enhances the risk that third party actors may improperly access our data, information or systems. Methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent future data security breaches or unauthorized uses of data. Any breach or circumvention of our systems or the systems of third parties on which we rely may lead to disruptions in our business operations, unauthorized access to or the loss of our ability to access competitively sensitive, confidential or other critical data or systems, a loss of members and customers, regulatory inquiries, disputes and litigation, and material damages, including reputational damage, and fines. Additionally, we rely on third parties to help us to implement and manage our cybersecurity risks. Any measures that we take and such third parties take to avoid, detect, mitigate or recover from material cybersecurity threats or incidents can be expensive and may be insufficient or ineffective depending on the circumstances.
Due to the nature of our operations, we rely on substantial safety and security procedures designed to ensure the safe operation of our aircraft and safety of our members and customers. A compromise of the technology systems we use resulting in the loss, disclosure, misappropriation of, misuse, or access to, members’, customers’, employees, third-party operators’ or other business partners’ information, or any inability to operate our information systems, could result in legal claims or proceedings, liability or regulatory penalties under FAA regulations and laws protecting the privacy of personally identifiable information, disruption to our operations, heightened safety concerns given the nature of our flight operations, and damage to our reputation, any, or all of which could adversely affect our business and financial condition. In addition, as an SEC registrant, we are required to publicly report certain material cybersecurity incidents without unreasonable delay after discovery. Any material cybersecurity incident for which public disclosure is required may result in actual or reputational damages to the Company or third parties or result in a loss in confidence in the Company by our current and prospective members and customers, each of which could adversely impact our business, results of operations, liquidity and financial condition.
We rely on third-party Internet, mobile, and other products and services to deliver our mobile and web applications and facilitate our flight management systems, and any disruption of, or interference with, our use of those services could adversely affect our business, financial condition, results of operations and customers.
The continuing and uninterrupted performance of our mobile and web-based applications, UP FMS, and cloud infrastructure services provided by a third party is critical to our success. While we have engaged reputable vendors to provide certain of these products or services, we do not have control over the operations of the facilities or systems used by our third-party providers. These facilities and systems may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, pandemics and similar events or acts of misconduct. In addition, any changes in one of our third-party service provider’s service levels may adversely affect our ability to meet the requirements of our customers or needs of our employees. While we believe we have implemented reasonable backup and disaster recovery plans, we have experienced, and expect that in the future we will continue to experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints or external factors beyond our control. Sustained or repeated system failures would reduce the attractiveness of our offerings and could disrupt our customers’, suppliers’, third-party vendors’ and aircraft providers’ businesses. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our products and service offerings. Any adverse publicity or user dissatisfaction arising from these disruptions could harm our reputation and brand, adversely affect the usage of our offerings, and harm our business, financial condition and results of operation.

We rely on third parties maintaining open marketplaces to distribute our mobile and web applications and to provide the software we use in certain of our products and offerings, including the provision of the flight management system we utilize. If such third parties interfere with the distribution of our products or offerings, with our use of such software, or with the interoperability of our platform with such software, our business would be adversely affected.
Our platform’s mobile applications rely on third parties maintaining open marketplaces, which make applications available for download. We cannot be assured that the marketplaces through which we distribute our applications will maintain their current structures or that such marketplaces will not charge us fees to list our applications for download.
We rely upon certain third-party software and integrations with certain third-party applications to provide our platform and products and service offerings. As our offerings expand and evolve, we may use additional third-party software or have an increasing number of integrations with other third-party applications, software, products and services. Third-party applications, software, products and services are constantly evolving, and we may not be able to maintain or modify our platform, including our mobile and web-based applications and UP FMS, to ensure its compatibility with third-party offerings following development changes. Moreover, some of our competitors or technology partners may take actions which disrupt the interoperability of our offerings with their own products or services, or exert strong business influence on our ability to, and the terms on which we, operate our platform and provide our products and service offerings to members and customers.
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
Because we use software to collect and store personal information, privacy concerns in the territories in which we operate could result in additional costs and liabilities to us.
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
The following restrictions and future laws and regulations could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business:
•In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, and the CCPA and other state and federal laws relating to privacy and data security. Certain of the laws require disclosures about the use of personal information, require users to be able to opt out of information sharing, create causes of actions for data breaches and/or include significant enforcement and penalty regimes. There is some uncertainty as to how the CCPA, and similar privacy laws emerging in other states, could impact our business as it depends on how such laws will be interpreted.
•Outside the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the GDPR, took effect in the European Union (“EU”) on May 25, 2018. Following the withdrawal of the United Kingdom (“UK”) from the EU, the UK continues to generally apply GDPR in a substantially equivalent form. The GDPR increased covered businesses’ data privacy and security obligations and imposed stringent data privacy and security requirements, including, for example, detailed notices about how such businesses process personal data, the implementation of security measures, mandatory security breach notification requirements, contractual data protection requirements on data processors and limitations on the retention of records of personal data processing activities.
We expect to continue to devote significant time and resources to complying with emerging data privacy and information security laws, rules and regulations. Any failure to comply with applicable laws, rules and regulations related to data security to which we are subject or may in the future be subject to could result in, among other things, regulatory proceedings or disputes or litigation against us, losses, damages and fines, or may harm our reputation and adversely affect our business, liquidity, financial condition and results of operations.
Risks Relating to Our Indebtedness and Contractual Obligations
Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition.
We have significant contractual obligations, including operating leases and debt financing obligations. We expect to incur additional obligations as we continue to develop and enhance our business and operations. We lease aircraft under long-term operating leases that include either fixed or variable rate lease payments and include certain return and end-of-lease conditions that we are obligated to satisfy upon expiration or termination of an aircraft lease, which may result in substantial payments by the Company for the benefit of the aircraft owner in the event of expiration or termination of a lease. We also have contractual obligations to perform services in the future for which we have already received deferred revenue from our members and customers, which require that we have sufficient levels of working capital and liquidity on-hand in the future to perform such services.
Our debt obligations include the Equipment Notes issued by WUP LLC, an indirect subsidiary of the Company, which as of December 31, 2023 were secured by 122 of the Company’s owned aircraft fleet and certain intellectual property assets of the Company and certain of its subsidiaries, and a Term Loan under the Credit Agreement, which is secured by a first-priority lien on unencumbered assets of the Company and its direct and indirect subsidiaries (excluding certain assets) and a junior lien on the Equipment Note Collateral.
As of December 31, 2023, $214.9 million aggregate principal amount of the Equipment Notes was outstanding, with a weighted average remaining maturity of 3.3 years. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of the principal amount equal to 10% per annum and balloon payments due at each maturity date, all of which are payable in cash. The Equipment Note for a given aircraft may be redeemed by WUP LLC prior to its stated maturity date for any reason or in connection with a sale of the aircraft at a redemption price that includes, among others, certain make-whole amounts and premiums. WUP LLC is also required to redeem a portion of the Equipment Notes and pay associated make-whole amounts and premiums upon an inability to meet certain loan to appraised aircraft value ratio thresholds for all aircraft financed or upon the repayment of certain junior indebtedness such that the weighted average life of such junior indebtedness is less than the weighted average life of the Equipment Notes.
As of December 31, 2023, $400.5 million aggregate principal amount of the Term Loan was outstanding, including paid-in-kind interest. Interest on the Term Loan and any borrowings under the Revolving Credit Facility accrue at a rate of 10% per annum on the unpaid principal balance of the loans then outstanding, and is payable in kind as compounded interest and capitalized to the principal amount of the applicable loan at the end of each calendar quarter and on the applicable maturity date. The scheduled maturity date for the Term Loan is September 20, 2028. In addition, we have received commitments from Delta for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances and is subject to certain prepayment requirements. As of December 31, 2023, no amounts were outstanding under the Revolving Credit Facility. The scheduled maturity date for the Revolving Credit Facility is the earlier of September 20, 2028 and the first date after September 20, 2025, on which all amounts owed with respect to borrowings under the Revolving Credit Facility have been repaid.
Our ability to timely pay our contractual obligations as they come due, including under our operating leases, the Equipment Notes, the Term Loan and the Revolving Credit Facility, or to perform our obligation to provide services for which we have already received deferred revenue from our members and customers, will depend on, among other things, our run-rate results of operations, cash flow, liquidity and/or ability to obtain additional financing. We cannot provide assurances that our operations will generate sufficient cash flow to make any required payments as they come due, including payments under any existing or future debt obligations or to fund our working capital needs, or that we will be able to obtain additional financing in the future to fund our operations and pursuit of our strategic business initiatives. Any inability to satisfy our contractual obligations as they come due, including to timely refinance our debt obligations on terms we deem attractive or at all, and maintain sufficient levels of working capital could have a material adverse effect on our business, results of operations and financial condition, or require the Company to seek strategic alternatives that may not be favorable to stockholders, including under bankruptcy or insolvency laws.
Our ability to obtain additional financing on terms we deem attractive or access the capital markets may be limited.
Our operations are capital intensive, and we require sufficient liquidity levels for our operations and strategic growth plans. We have significant debt obligations and may seek to incur additional indebtedness in the future to fund working capital requirements, debt service obligations, capital expenditures and strategic initiatives. Numerous factors may affect our ability to obtain financing or access the capital markets in the future on terms attractive to us, including our liquidity, operating cash flows and the timing of capital requirements, credit status and any credit ratings assigned to us, market conditions in the private aviation industry, U.S. and global economic conditions and conditions in the capital markets generally, and the availability of our assets as collateral for future financings. Our ability to incur additional indebtedness and issue any equity or equity-linked securities without obtaining the consent of third parties is limited under the documents governing the Equipment Notes, Credit Agreement and Investor Rights Agreement. We can provide no assurance that external financing will be available to us in the future on terms that we deem attractive, or at all, to fund the capital needs for our business. Our ability to consummate certain transactions that require the registration of equity, debt or convertible securities under the Securities Act may also be limited if we are unable to meet the requirements or are otherwise eligible to use certain registration statements. If we are unable to source additional financing on terms we deem attractive, or at all, our business, results of operations and financial condition could be materially adversely affected, and we may be unable to execute our strategic goals.
Agreements governing our debt obligations include financial and other covenants that provide limitations on our business and operations under certain circumstances. Any failure to comply with any of the covenants in such agreements could adversely impact us.
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
All interstate air carriers, including us, are subject to regulation by the DOT, the FAA and other governmental agencies, including Department of Homeland Security, Transportation Safety Administration, U.S Customs and Border Protection, and others. The laws enforced by these and other agencies impose substantial costs on us, may reduce air travel demand, and also may restrict the manner in which we conduct our business now or in the future, resulting in a material adverse effect on our operations. We also incur substantial costs in maintaining our current certifications and otherwise complying with the laws to which we are subject. An adverse decision by a federal agency may have a material adverse effect on our operations, such as an FAA decision to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft. In addition, any adverse decision that results in the temporary suspension or revocation of our FAA operating certificates or an inability to obtain other licenses, clearances or bonds from governmental agencies would have a material adverse effect on our business, operations, liquidity, financial condition and results of operations. Our business may also be affected if government agencies shut down for any reason or if there is significant automation or another operational disruption, such as those attributed to air traffic control or weather conditions.
In addition, as described under the caption “— Delaware law and our Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable,” we are also subject to restrictions imposed by federal law on foreign ownership of U.S. airlines and oversight by the DOT in maintaining our status as a U.S. Citizen (as such term is defined in Title 49, U.S. Code, Section 40102 and administrative interpretations thereof issued by the DOT). A failure to comply with or changes to these restrictions may materially adversely affect our business.
We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to, among other things, the protection of the environment and noise, including those relating to emissions to the air and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. We are or may be subject to new or proposed laws and regulations that may have a direct effect, or indirect effect through our third-party specialists or airport facilities at which we operate, on our operations, including related to the environment, climate change and related reporting. Any such existing, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.
Environmental regulation and liabilities, including new or developing laws and regulations, or our initiatives in response to pressure from our stakeholders may increase our costs of operations and adversely affect us.
In recent years, governments, members, customers, suppliers, employees and other of our stakeholders have increasingly focused on climate change, carbon emissions, waste generation and energy use and the public disclosure of such items. Laws and regulations that curb the use of conventional energy or require the use of renewable fuels or renewable sources of energy, such as sustainable aviation fuel or wind or solar power, could result in a decrease in the availability of hydrocarbon-based fuels for our aircraft or result in higher costs for such fuels. In addition, governments could pass laws, regulations or taxes that increase the cost of such fuels, thereby decreasing demand for our services and also increasing the costs of our operations and the operations of third-party aircraft operators. Other laws or pressure from our stakeholders may adversely affect our business and financial results by requiring, or otherwise causing, us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets or otherwise pay for our emissions, purchase quantities of sustainable aviation fuels that are costly or not readily available, or make disclosures about our energy usage or emissions. Such activity may also impact us indirectly by increasing our operating costs. More stringent environmental laws, regulations or enforcement policies, as well as motivation to adopt environmental initiatives to maintain our reputation with our key stakeholders, could have a material adverse effect on our business, financial condition and results of operations.
We may become involved in litigation or other legal proceedings that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters, including, without limitation, employment, commercial, class action, whistleblower, securities and other litigation and claims, and governmental and other regulatory investigations and enforcement proceedings. Such matters can be time-consuming, divert management attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, we may have claims against, or seek to recover amounts from or enjoin the activities of, third parties that may result in an inability to recover amounts owed to us or ongoing injury to our business. Any of the foregoing matters may receive significant media attention that adversely impacts our reputation or business. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Due to the unpredictability of the outcome of legal proceedings and/or governmental and other regulatory investigations and enforcement proceedings, the results of any of these actions may have a material adverse effect on our business, liquidity, financial condition and results of operations.
Risks Relating to Ownership of Our Securities and Being a Public Company
Certain stockholders which also serve as lenders have significant influence over the Company.
Certain of the Company’s stockholders, including Delta, CK Wheels and CIH, collectively own a substantial majority of the outstanding shares of our Common Stock. As a result of their beneficial ownership of our Common Shares, they have sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, approval of strategic corporate transactions, such as changes in control, or changes in our Board or management. Under our Certificate of Incorporation, our stockholders may act by written consent without a meeting or soliciting the vote of stockholders if such consent is received by the holders of outstanding shares of the relevant class or series having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting of the stockholders. In addition, such stockholders have the contractual right to designate a total of nine of the twelve directors on our Board of Directors.
Additionally, such stockholders are also lenders under our Term Loan and Revolving Credit Facility. In their capacity as lenders, such stockholders must consent to certain transactions and have the ability to waive defaults or direct the agent under the Credit Agreement to exercise remedies in an event of default. As a result, such stockholders in their capacity as beneficial owners and lenders, may exhibit significant influence over the Company, and the interests or objectives of these stockholders may differ from the interests or objectives of other stockholders.

Finally, if these stockholders were to sell a substantial number of shares of our Common Stock in the public market, the market price of our Common Stock could be adversely impacted and volatility could increase. The perception or expectation among the public regarding any such sales or the ability of such stockholders to maintain certain rights tied to the level of ownership of Common Stock could also contribute to a decline in the market price of our Common Stock. Similarly, if these stockholders were to assign or transfer their rights and obligations under the Term Loan and Credit Facility to third parties, the third parties could exercise, among other things, certain consent and voting rights pursuant to the terms of the Credit Agreement, which could have a material adverse effect on our business, liquidity, financial condition and results of operations.
In past periods, we identified material weaknesses in internal control over financial reporting, and as of December 31, 2023, we determined that our disclosure controls and procedures were not effective. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
SEC rules define a material weakness as a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented or detected on a timely basis. Wheels Up is required to annually provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We are also required to disclose significant changes made to our internal control procedures on a quarterly basis and any material weaknesses identified by our management in our internal control over financial reporting during related assessments.
As of December 31, 2023, management determined that our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose was accumulated and communicated to our management to allow timely decisions regarding required public disclosures. Management reached this conclusion due to the Company’s failure to timely file a Current Report on Form 8-K to announce the disposition of the non-core aircraft management business that closed on September 30, 2023. While we already implemented measures intended to remediate this deficiency, our remediation is ongoing and we can provide no assurance that the measures we have implemented, or any further measures we may implement, will result in the proper operation of our disclosure controls and procedures in future periods.
In connection with the preparation of the audited financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2022, management identified a material weakness in certain internal controls over financial reporting related to the financial statement close process. The material weakness resulted in a restatement of the Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 to recognize a non-cash goodwill impairment charge which should have been recognized during the three months ended September 30, 2022. We concluded that these previously identified and disclosed material weaknesses have been remediated as of December 31, 2023.
In connection with an audit of Wheels Up’s consolidated financial statements for the year ended December 31, 2022, management identified material weaknesses in our internal controls over financial reporting with respect certain deficiencies in information technology (“IT”) general controls for IT systems and applications that are relevant to the preparation of the consolidated financial statements, and the failure to maintain effective controls over the financial statement close and key business processes. As a result of these material weaknesses, our management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022. We concluded that these previously identified and disclosed material weaknesses have been remediated as of December 31, 2023.
Effective internal controls are necessary for us to provide reliable financial statements and prevent or detect fraud. Any new deficiencies identified in our internal control over financial reporting or any deficiencies in our disclosure controls and procedures, if not timely remediated, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements, or the failure to timely file required reports under the Exchange Act. If we identify any new deficiencies in the future or are not able to successfully remediate material weaknesses, including any deficiencies in our disclosure controls and procedures, the accuracy and timing of our financial reporting may be adversely affected, stockholders, investors, members and customers may lose confidence in the accuracy and completeness of our financial reports, the trading prices for our Common Stock could decline, we could be subject to sanctions or investigations by the SEC, NYSE or other regulatory authorities, and we may not be able to source external financing for our capital needs on acceptable terms or at all. Each of the foregoing items could adversely affect our business, results of operations, financial condition, and the market price and volatility of our Common Stock. In addition, we have expended, and expect to continue to expend, significant resources, including accounting-related costs and significant management oversight, in order to assess, implement, maintain, remediate and improve the effectiveness of our internal control over financial reporting and our general control environment.
In addition, as a result of the prior period material weaknesses in internal control over financial reporting described above, past restatements of our financial statements, and other matters raised or that may in the future be raised by the SEC, we are currently subject to, and face the potential for additional, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the deficiencies in our internal control over financial reporting described above, the preparation of our financial statements and the restatement described above. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations, liquidity and financial condition.
We have consummated dilutive issuances of Common Stock in the past and we may undertake additional dilutive issuances of equity securities in the future, including pursuant to outstanding equity awards under our equity incentive plans, any cash exercise of WUP and Wheels Up stock options, any exchange of WUP profits interests, the vesting and issuance of the Earnout Shares and the exercise of any Warrants.
We have consummated dilutive issuances of Common Stock in the past and may undertake additional dilutive issuances of equity securities in the future. For example, during the year ended December 31, 2023, we issued 671,239,941 shares of Common Stock in the aggregate to the Lenders in connection with the transactions contemplated by the Credit Agreement and Investor Rights Agreement. As of December 31, 2023 and 2022, there were 697,131,838 and 25,198,298 shares of Common Stock outstanding (taking into account the impact of the reverse stock split completed in June 2023), respectively, which excludes the possible future issuance of any Common Stock pursuant to outstanding equity awards under our equity incentive plans, upon any cash exercise of WUP and Wheels Up stock options, upon any exchange of WUP profits interests, due to the vesting and issuance of Earnout Shares and in connection with the exercise of any Warrants. Any of the foregoing that increase the number of shares outstanding will result in a change in the percentage ownership held by existing stockholders in Wheels Up, which may cause relative voting power related to such shares of Common Stock to decrease.
In addition, our past dilutive issuances, including the Common Stock issuances to the Lenders during the year ended December 31, 2023, which were entered into and consummated without the approval of the Company’s stockholders based on the Financial Distress Exception provided for in the Shareholder Approval Policy of the NYSE, and any future dilutive issuances, could be the subject of stockholder litigation or disputes, which could adversely impact our business, liquidity, financial condition and results of operations. In addition, our employees, certain directors and consultants hold, and are expected to be granted, equity awards under current and future equity incentive plans. Certain of these equity incentive plans may be approved by the Lenders due to their ability to collectively cast votes for at least a majority of the outstanding shares of Common Stock at a meeting or act by written consent. Existing stockholders will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable, for shares of our Common Stock or other voting securities.
The issuance of additional Common Stock, whether pursuant to equity incentive plans, existing instruments or otherwise, may adversely affect prevailing market prices for our shares of Common Stock and Warrants.
The price of our Common Stock and Warrants may be volatile.
The price of our Common Stock as well as our Warrants may fluctuate due to a variety of factors, including: (i) changes in the private aviation industry and general demand for travel services; (ii) changes in general market conditions and macro-economic conditions, including the price of fuel; (iii) developments involving our competitors, such as material announcements; (iv) changes in laws and regulations affecting our business; (v) variations in our operating performance and the performance of our competitors in general; (vi) changes in our level of indebtedness and other obligations or credit ratings, and the terms or covenants associated with our contractual obligations or indebtedness; (vii) actual or anticipated fluctuations in our quarterly or annual operating results and the public’s reaction to our press releases, our other public announcements and our filings with the SEC; (viii) publication of research reports by securities analysts about us or our competitors or our industry; (ix) actions by stockholders, including the sale by stockholders of any of their shares of our Common Stock; (x) increases or decreases in reported holdings by insiders or significant stockholders, including shares of Common Stock held by our Lenders; (xi) fluctuations in trading volume and the volume of shares of our Common Stock available for public sale; (xii) additions and departures of key personnel; (xiii) commencement of, or involvement in, litigation involving us; (xiv) changes in our capital structure, such as future issuances of equity securities or the incurrence of debt, and grants of equity awards under our equity incentive plans; and (xv) general economic and political conditions, such as the effects of recessions, increases in interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
We do not intend to pay cash dividends for the foreseeable future.
We historically have not, and currently do not intend in the foreseeable future to, pay cash dividends. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.
We may be subject to securities litigation, which could cause us to incur substantial costs and could divert management’s attention and resources.
The market price of our Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities-related claims and litigation may also arise in connection with past transactions or actions taken by the Board or management, as well as related to past reports filed with the SEC. We have been a target of this type of litigation in the past and are currently defending certain securities claims.
In addition, we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business. We dispute the claims that have been asserted against us and intend to vigorously defend against them. Litigation, however, is inherently uncertain, and we are unable to predict the outcome or to estimate the range of loss, if any, that could result from an unfavorable outcome. Any adverse judgment against the Company, the Board or management not covered by applicable insurance policies may have a material adverse effect on our liquidity and financial condition, or could harm our reputation in a manner that adversely impacts our business and results of operations for an indefinite period.
Future resales of our Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Common Stock in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. Our Lenders and certain of our former directors, officer and employees own a substantial number of shares of Common Stock relative to recent historical daily trading volumes. The sale or possibility of sale of these shares could have the effect of increasing the volatility in our Common Stock price or could cause the market price of our Common Stock to increase or decrease rapidly if the holders of such shares sell them or are perceived by the market as intending to sell them.
The NYSE may delist our Common Stock from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
The NYSE has established certain standards for the continued listing of a security on the NYSE. There can be no assurance that we will meet these standards in the future to maintain the listing of our Common Stock on the

NYSE, which could be impacted by, among others, the trading price of our Common Stock, our reported results of operations in future periods, and general economic, market and industry conditions. We may take action to avoid such delisting, which may not be successful and could have a material adverse effect on our business, results of operations and financial condition. If our Common Stock is delisted from the NYSE, we may seek to list on another stock exchange or quotation service, which may result in, among other things, an increase in the volatility of, and a limited ability to transact in, our Common Stock, as well as an overall decrease in the trading prices of our Common Stock. If we are not able to obtain a substitute listing for our Common Stock, stockholders may encounter difficulty or be unable to sell their Common Stock. A delisting of our Common Stock from the NYSE could also adversely affect our ability to obtain new or replacement financing and/or result in a loss of confidence by our members, customers, business partners, stockholders, the holders of Warrants (as defined below) or employees.
Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.
As of December 31, 2023, there were 7,991,544 public warrants (“Public Warrants”) and 4,529,950 private warrants (“Private Warrants” and, together with the Public Warrants, the “Warrants”) outstanding, which are classified as derivative liabilities measured at fair value on our balance sheet, with changes in fair value each period reported in earnings. Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The Public Warrants ceased to be publicly traded on the NYSE on July 17, 2023.
We may amend the terms of the Warrants in a manner that may be adverse to holders of the Warrants with the approval by the holders of at least 65% of the then outstanding Public Warrants.
The warrant agreement governing the Warrants (the “Warrant Agreement”) provides that the terms of the Warrants may be modified or amended upon the vote or written consent of at least 65% of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Warrants or any provision of the Warrant Agreement with respect to the Private Warrants, at least 65% of the then outstanding Private Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants, subject to consent by the Public Warrant holders, is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Warrant, including pursuant to a stock split or reverse stock split.
There is no guarantee that our Warrants will be in the money, and they may expire worthless and the terms of our Warrants may be amended.
The exercise price for our Warrants is $115.00 per share of Common Stock. There is no guarantee that the Warrants will be in the money at any given time prior to their expiration. If the trading price of our Common Stock declines, the Warrants may expire worthless.
We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.
We have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per Warrant if, among other things, the last reported sale price of a share of Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $180.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant). If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force holders to: (i) exercise Warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so; (ii) sell Warrants at the then-current market price when the holders might otherwise wish to hold Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of the Warrants. Except in limited circumstances, none of the Private Warrants will be redeemable by us (so long as they are held by Aspirational Consumer Lifestyle Corp. (“Aspirational”) or its permitted transferees).
In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Warrant if, among other things, the Reference Value equals or exceeds $100.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant). In such a case, the holders will be able to exercise their Warrants prior to redemption for a number of shares of Common Stock determined based on the redemption date and the fair market value of our Common Stock. The value received upon exercise of the Warrants (i) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Warrants, including because the number of ordinary shares received is capped at 0.0361 Common Stock per Warrant, subject to adjustment, irrespective of the remaining life of the Warrants.
Risks Relating to Our Organizational Documents
Delaware law and our Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Organizational Documents and the General Corporation Law of the State of Delaware (the “DGCL”) contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay for shares of our Common Stock, and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, our Organizational Documents include provisions regarding:
•providing for a classified board of directors with staggered, three-year terms;
•the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the ability of stockholders to act by written consent without a meeting of our stockholders if consent is received by the holders of outstanding shares of the relevant class or series having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting;
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
The provisions of our Certificate of Incorporation requiring exclusive forum for certain types of lawsuits may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.
Our Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if that such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for any claims made by any stockholder (including a beneficial owner) for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or Organizational Documents, (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. Notwithstanding the foregoing, our Certificate of Incorporation provides that federal district courts will be the sole and exclusive forum for claims under the Securities Act and Exchange Act.
These provisions may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and as a result, a court could find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in such action.
Our Organizational Documents and the Investor Rights Agreement include provisions limiting voting and control by non-U.S. Citizens.
To comply with restrictions imposed by federal law on foreign ownership of U.S. air carriers, our Organizational Documents restrict voting of shares of our capital stock by non-U.S. Citizens. The restrictions imposed by federal law currently require that no more than 25% of our stock be voted, directly or indirectly, by persons who are not U.S. Citizens, and that our chief executive officer, president, at least two-thirds of our officers and at least two-thirds of the members of our Board be U.S. Citizens. Our By-Laws provide that if the number of shares of our capital stock owned or controlled by non-U.S. Citizens exceed 25% of the voting power of our capital stock (the “Ownership Threshold”), the voting rights of the capital stock owned or controlled by non-U.S. Citizens and not registered on a separate stock record (the “Foreign Stock Record”) at the time of any vote or action will be suspended. The suspension of voting power will be terminated upon the earlier of (i) the transfer of the shares to a U.S. Citizen and (ii) the registration of the shares on the Foreign Stock Record. The Investor Rights Agreement also limits the number of shares of Common Stock held by CK Wheels and certain other Lenders that may be voted at a meeting of the Company’s stockholders or in connection with any consent solicitation in a manner intended to comply with the Ownership Threshold requirements.
The Foreign Stock Record is maintained by our transfer agent. It is the duty of each stockholder that is not a U.S. Citizen to register their shares of capital stock as a non-U.S. Citizen. We and our transfer agent will not permit the number of shares entered on the Foreign Stock Exchange to exceed the Ownership Threshold. If the number of shares on the Foreign Stock Record exceeds the Ownership Threshold, each stockholder with capital stock registered on the Foreign Stock Record will have their voting rights suspended on a pro rata basis such that the voting rights afforded to the stock registered on the Foreign Stock Record is equal to the Ownership Threshold. The voting rights will be reinstated once the voting rights of the capital stock registered on the Foreign Stock Record does not exceed the Ownership Threshold, not taking into consideration the pro rata reduction.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company’s cybersecurity risk management practices are intended to assess, identify and manage risks from threats to the security of our information, systems, products and network. We have developed and implemented cybersecurity and data privacy processes and procedures that are informed by recognized cybersecurity frameworks and standards, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework and International Organization for Standardization 27001 (ISO 27001) Framework. We use these frameworks, together with information collected from assessments, to tailor aspects of our cybersecurity and data privacy practices given the nature of our assets, operations and business. Key features of our cybersecurity and data privacy processes and procedures include the following:
•Risk-based controls for information systems and information on our networks: We seek to maintain an information technology infrastructure that implements controls that are tailored based on risk and designed to protect the confidentiality, integrity and access to our information systems and information stored on our networks, including member, customer and employee information, intellectual property and proprietary information. We employ in-depth defense mechanisms throughout our enterprise, including, but not limited to, employee training, vulnerability management, multi-factor authentication, cybersecurity insurance and managed security services to monitor, mitigate and/or prevent cybersecurity incidents.
•Cybersecurity incident management and response: We have a cybersecurity incident response plan and specified teams to respond to cybersecurity incidents. When a cybersecurity incident occurs or we identify a vulnerability, our cross-functional teams lead the initial assessment of priority and severity, and external experts may also be engaged as appropriate. Our cybersecurity teams assist in responding to incidents depending on severity levels and seek to improve our cybersecurity incident management plan through periodic simulations of common incidents. Further, we work closely with our external managed security services experts to provide ongoing monitoring and to augment our internal cybersecurity team with incident management and response specialists.
•Cybersecurity awareness and training: Our employees are required to complete security awareness training and a compliance course annually, which we believe helps our employees understand their information protection and cybersecurity responsibilities. We also provide additional training to certain employees in accordance with member or customer requirements and regulatory obligations. Further, we regularly communicate with employees about evolving cybersecurity trends through company-wide cybersecurity alerts, which heightens awareness of cybersecurity events that may be impacting our business, peers and industry.
•Our assessments of third parties: We have implemented a third-party risk management process that includes, among other things, periodic cybersecurity assessments on certain third parties on which we rely based on an assessment of their risk profile. We also seek contractual commitments from third parties to satisfy our cybersecurity and data privacy requirements, and require third parties to maintain their information technology systems and protect Wheels Up information that is processed on their systems.
•Third-party assessments of Wheels Up: We have engaged third-party cybersecurity companies to periodically assess our cybersecurity and data privacy processes and procedures, and to assist in identifying and remediating risks from cybersecurity threats. Our third-party assessors regularly conduct penetration testing and measure our processes, procedures and responses against industry standard frameworks. We use the results of these periodic assessments to implement programmatic changes and continuous improvements in alignment with business requirements, industry standards and regulatory requirements.
We believe our cybersecurity risk management practices are an important part of our enterprise risk management processes, and must be continuously updated and improved. As of the date of this Annual Report, we have not identified material risks from known cybersecurity threats, including as a result of any past cybersecurity incidents, since the beginning of the last full fiscal year that have materially affected the Company, including our business strategy, results of operations or financial condition. See Part I, Item 1A “Risk Factors—Risks Relating to Technology, Cybersecurity and Data Privacy” for more information about cybersecurity and data privacy risks.
Governance
The Board, the Audit Committee and management each actively assess the Company’s cybersecurity and data privacy risk management practices with the goal of being proactive rather than reactive. The Board and the Audit Committee regularly review the Company’s cybersecurity and data privacy risks, including our policies, controls and procedures for identifying, managing and mitigating such risks. The Audit Committee receives periodic reports from our Chief Information Security Officer (“CISO”) and other members of management to the extent their relevant areas are impacted, regarding cybersecurity and data privacy measures and procedures, the identification of security gaps and compliance with applicable cybersecurity and data privacy regulations. The Audit Committee then briefs the Board at scheduled meetings about cybersecurity and data privacy developments.
Management is responsible for day-to-day monitoring of the prevention, detection, mitigation and remediation of cybersecurity incidents. Our CISO, who reports to our Chief Digital Officer, has primary oversight of material risks from cybersecurity and data privacy matters. Our CISO has more than 25 years of experience across various information technology, information security and management roles, including leading the development and implementation of cybersecurity and data privacy strategies for the member and customer-facing aspects of our business. In addition, our CISO holds degrees in Engineering Technology and Information Systems and Technology, and industry certifications awarded by the International Information System Security Certification Consortium (ISC2); Certified Information Systems Security Professional (CISSP), and Information Systems Security Engineering Professional (ISSEP).
Our CISO supervises a team of cyber risk architects, engineers and managers who actively work to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means. Our cyber risk team collaborates with internal stakeholders to identify and analyze cybersecurity risks to the Company, implement appropriate controls and enable leaders to make risk-based business decisions that implicate cybersecurity considerations. Our CISO also reports on our cybersecurity and data privacy processes, procedures and risks to our executive management team when changes or risks are expected to impact other portions of the business, including with respect to the Wheels Up mobile app, website and proprietary pricing algorithms.

ITEM 2. PROPERTIES
Aircraft Assets
As of December 31, 2023, we owned and leased certain aircraft utilized in our fleet. As part of our “floating fleet” model, our aircraft do not return to a home base. We believe this allows us to keep our aircraft positioned to most efficiently address our member flight requests, ensuring broad geographic coverage with the fleet and limiting costly repositioning flights. Lower repositioning costs can provide Wheels Up with a meaningful cost advantage on one-way and multi-city itineraries. Our aircraft are subject to regular maintenance, inspection and certifications schedules that may result in an aircraft being located at a one of our controlled or third-party maintenance facilities from time-to-time.

Wheels Up Owned and Leased Aircraft
As of December 31, 2023, our owned and long-term leased aircraft fleet was as follows:

Category	Owned	Leased	Total
Large Cabin Jets(1)	0	1	1
Super-Midsize Jets(2)	16	30	46
Midsize Jets(3)	13	6	19
Light Jets(4)	33	22	55
Turboprops(5)	64	0	64
Total	126	59	185
__________________
(1)Consists of one Gulfstream G-IVSP aircraft.
(2)Primarily consists of Cessna Citation X aircraft.
(3)Primarily consists of Cessna Citation Excel/XLS aircraft.
(4)Primarily consists of Cessna CJ3 and Hawker 400XP aircraft.
(5)Primarily consists of Textron and Beechcraft King Air 350i twin turboprop aircraft.

The majority of our owned aircraft fleet are painted in the blue and white Wheels Up livery with the “UP” insignia painted on the tail. We also own certain Textron and Beechcraft King Air 350i aircraft painted in special Wheels Up liveries to support special charitable causes, such as breast cancer awareness (pink), hunger awareness (orange) and veterans’ initiatives (camouflage).
Third-Party Network Aircraft
We have access to approximately 1,500 aircraft in all private aircraft cabin classes through our network of third-party operators. Our third-party aircraft operators must satisfy our rigorous and stringent safety standards for aircraft, crew and operations. To become approved for use, the operator must complete an assessment process to verify compliance with our standards. Additionally, we verify compliance with our crew and aircraft standards using a safety database system for every flight. Under the terms of our agreements with approved third-party operators, they provide service to members and non-member flyers subject to continued compliance with our flight standards. Approved operators are subject to recurring assessments. We contract with operators to participate in our network for periods ranging from a single flight up to three years with compensation to the operator based on the cabin class or other unique characteristics of the aircraft.
Ground Facilities
Wheels Up does not currently own any real property. We lease the land and buildings that we occupy, which primarily consist of FBOs, storage hangars, maintenance facilities and office space.
FBOs and Storage Hangars
We lease aircraft storage hangars utilized in our operations at airports across the U.S. Certain hangar leases are accompanied by ramp or ground leases. These leases are generally shorter in duration and permit access from both the air and land sides. In addition, we lease an FBO at CVG.
Maintenance Facilities
We lease maintenance facilities utilized in our operations across the U.S. Our maintenance facilities primarily consist of specialized hangars with equipment and tools necessary to maintain and repair our aircraft. These leases are generally longer in duration and contain a mix of hangars and accompanying office space. Our maintenance facilities also house certain mobile maintenance equipment that we use when responding to maintenance requests on aircraft located away from such facilities.

Offices
During the first quarter of 2024, we relocated our corporate headquarters to the Atlanta Member Operations Center in Chamblee, Georgia, which is situated nearby DeKalb-Peachtree Airport. We have long-term leases for our corporate headquarters at the Atlanta Member Operations Center and our New York, New York corporate office. We use these facilities for executive management, finance and accounting, legal, human resource management, operations, technology, marketing, sales and other administrative functions. We also have various leases for sales offices or operational functions, primarily located within the U.S., which generally have shorter lease durations. Air Partner also leases certain office space outside of the U.S., including adjacent to London Gatwick Airport in the U.K. We believe that our existing facilities are in good condition and suitable for the conduct of our business; however, we continue to rationalize our real estate portfolio as part of our strategic cost cutting initiatives.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty. See Note 15 “Commitments and Contingencies” of the Notes to the Financial Statements contained herein for a discussion of loss contingencies, if any. Below is a discussion of our significant pending legal proceedings:
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York, which was re-filed against FE in the Supreme Court of the State of New York in New York County on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of the material deposits held by FE under the GRP Agreement that are recorded in Other non-current assets on our consolidated balance sheets for each of the years ended December 31, 2023 and 2022, as well as attorneys’ fees and costs. We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE, but there can be no assurance as to the outcome of the lawsuit against FE. Our success in recovering the amounts from FE will depend upon several factors including the availability of funds by FE for the recoverable amounts. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time. See Item 1A. Risk Factors – “Some of our business is dependent on our third-party operators to provide flights for our members and customers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, operations, liquidity, financial condition, and results of operations could be adversely affected” for further information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is listed on the NYSE under the symbol “UP”.

Holders
As of March 4, 2024, there were approximately 118 holders of record of our Common Stock, which does not include beneficial owners holding our securities through nominee names.
Dividends
We have not paid any cash dividends on our Common Stock and do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K (“Annual Report”). This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons including the risks faced by us described in Item 1A “Risk Factors” and elsewhere in this Annual Report. Please refer to our Cautionary Note Regarding Forward-Looking Statements above. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “Wheels Up,” “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries for all periods discussed.
This section generally discusses the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2023.
Overview of Our Business
Wheels Up is a leading provider of on-demand private aviation in the United States (“U.S.”) and one of the largest companies in the industry. Wheels Up offers a complete global private aviation solution with a large and diverse aircraft fleet, backed by an uncompromising commitment to safety and service. We connect private flyers to aircraft, and to one another, through an open platform that enables life’s most important experiences. Our offering is delivered through a mix of programmatic and charter options that strategically utilize our owned and leased aircraft fleet and an “asset-light” charter model to deliver a greater range of global travel alternatives. In addition, our unique partnership with Delta Air Lines, Inc. (“Delta”) provides our members and customers with a seamless offering across both private and premium commercial travel.
We generate revenue through flights, membership fees and other services. While we offer numerous products and services to our customers and industry partners, we generate the majority of our revenue from flight activity through our member programs and charter solutions. We have historically provided the majority of our private aviation services through our membership program, which allows members to select the membership level best tailored for their flying needs and receive additional benefits from the purchase of dollar-denominated credits that can be applied to future costs, including flight services, annual dues, and other incidental costs such as catering and ground transportation (“Prepaid Blocks”). We also provide global charter solutions to members and non-member customers through our subsidiary, Air Partner Limited (“Air Partner”). Air Partner’s charter capabilities allow us to source additional aircraft to fit the exact needs of our members and customers. We believe that Air Partner’s global reach and vast network of third-party aviation providers allows us to best serve the needs of our members, as well as individual, small and medium enterprise, and large corporate customers. Due to the nature of the services that we provide, we have determined that we operate as one reportable segment, which is private aviation services.
Our Member Programs
We generate revenue from our member programs in two main categories—Flight revenue and Membership revenue. We provide private aviation services through our innovative membership program, offering three membership tiers — Connect, Core and UP for Business — which are collectively designed to address a spectrum of private aviation consumers, from those with occasional usage to the most frequent of flyers. Membership revenue is generated from initiation fees and annual dues, which provide members with access to one of the world’s largest combined fleets of owned, leased and third-party aircraft. Our member programs are designed to provide the varying services required across a range of existing and potential private flyers. All membership options provide access through the Wheels Up mobile app and website to on-demand charter flights and dynamic pricing. Additional details about our member programs are below:
•The Connect membership offers members variable dynamic pricing on a per trip basis and benefits flyers with more flexibility in their schedule.
•Our Core membership is designed for private flyers who place a premium on the convenience and flexibility of guaranteed aircraft availability on all aircraft types on short notice, want price protection through capped or fixed rates on the busiest industry days and want to participate in an enhanced lifestyle program of events, experiences and member benefits. Core members can also use Prepaid Blocks to seamlessly pay for Delta flights and receive the ability to earn Delta SkyMiles® and Delta Medallion® Status.
•The UP for Business membership is designed to serve a broad spectrum of demands for small and medium enterprise, and large corporate customers, including those for whom we are the primary provider of private flights and others for whom we may be a supplementary solution to their own aircraft operations. We create custom enterprise solutions to streamline corporate travel needs. The flexibility of our offering provides our UP for Business members with the ability to book, purchase and manage their private travel needs and book commercial travel through Delta, all from a single source. As with Core members, UP for Business members that purchase Prepaid Blocks receive tailored benefits, including, among others, guaranteed aircraft availability and capped or fixed rates.
Core and UP for Business members can prepay for future flights with the purchase of a Prepaid Blocks. Prepaid Blocks afford members with preferential terms and conditions that may include greater aircraft availability, access across cabin class categories, extended capped or fixed rate price protection and other member benefits. We have generally experienced greater purchases of Prepaid Blocks from our members during the third and fourth quarters of the calendar year. Prepaid Blocks are accounted for as Deferred revenue until the time at which they are used by members or business customers in accordance with the terms applicable to such Prepaid Block.
Flight revenue includes revenue earned from member and customer flights and the use of Prepaid Blocks, whether as part of our programmatic or charter offerings. Wheels Up has one of the largest and most diverse mix of available aircraft in the industry. As of December 31, 2023, we had 185 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets. We also have access to approximately 1,500 aircraft in all private aircraft cabin classes through our network of third-party operators, which must satisfy our rigorous and stringent safety standards for aircraft, crew and operations.

Charter Flight Solutions
We also help fulfill certain member and customer flights through our global charter solutions. Our acquisition of Air Partner has allowed us to expand our charter flight solutions by offering options to suit virtually every charter need through its international network of trusted partners. Our charter offerings customize the member and non-member experience for short- or long-haul flights with bespoke private jet arrangements or group charters, including for commercial-size charters with large passenger groups of 15 or more, sports teams, global corporate events and tour operations. Our expanded charter flight solutions are complementary to our historical programmatic offering by providing a leading solution for members and customers wishing to fly globally through attractive market-based pricing and personalized alternatives. We have an extensive network of third-party operators that are required to meet our stringent safety requirements. Flight revenue also includes revenue earned from charter brokerage services provided to our members and customers.
Additional Sources of Revenue
In addition to our member programs and global charter solutions, we provide wholesale charter services to customers such as charter flight brokers and third-party operators. We also engage in group charter, maintenance, repair and operations (“MRO”), fixed-base operator (“FBO”) services, safety and security services, and special missions, including government, defense, emergency and medical transport. We believe that these primarily non-member facing activities and services complement our core private aviation business and provide additional sources of revenue.
Recent Developments
2023 Member Program Changes
In May 2023, we announced changes to our member program that we expect will better serve members and customers, while also improving our operational efficiency and flight margins. These member program changes took effect in late June 2023, and include, among others, the creation of two primary service areas – one East of the Mississippi River and one focused in the Western region of the country – and travel in between. Within our primary service areas and for travel in between, members that purchase Prepaid Blocks enjoy capped or fixed rates, greater aircraft availability, access across cabin class categories and other member benefits. We continue to service member and customer flights to areas outside of our primary service areas at competitive market rates by utilizing the scale of our aircraft fleet and expanded charter capabilities. These member program changes were designed to allow us to take advantage of our network density in our primary service areas, which we anticipate will drive better aircraft utility and provide our members and customers with increased reliability and performance.
These member program changes took immediate effect with respect to new Prepaid Block purchases. However, these changes generally do not apply to Prepaid Blocks purchased prior to effectiveness (the “historical funds”), which members may continue to utilize under prior rule sets until the historical funds are exhausted. We expect that as historical funds are consumed and our members transition to the latest member programs, both the Company and its members will begin to more fully realize the benefits of such changes. However, during the period of transition, the Company may continue to experience short-term financial variability, as well as fluctuation in the number of Active Members (as defined below). We believe that these program changes are necessary to support our sustained operations and financial goals.
UP for Business
We are further integrating our corporate sales teams with Delta to yield additional profitable flying opportunities that complement the flying habits of our existing base of customers. In November 2023, we launched a new Up for Business membership program designed to serve a broad spectrum of demands for small and medium enterprise, and large corporate customers, including those for whom we are the primary provider of private flights and others for whom we may be a supplementary solution to their own aircraft operations. We create custom enterprise solutions to streamline corporate travel needs. The flexibility of our offering provides our UP for Business members with the ability to book, purchase and manage their private travel needs and book commercial travel through Delta, all from a single source.

Operational Efficiency and Cost Reduction Initiatives
Certificate Consolidation
We continue to pursue the consolidation of our U.S. Federal Aviation Administration (“FAA”) operating certificates, which is intended to simplify our flight operations by harmonizing our procedures across the entire company. In February 2023, we consolidated the legacy Alante Air Charter operations and our Cessna CJ3 aircraft onto one FAA operating certificate. In September 2023, we completed the sale of our non-core aircraft management business, which included the disposition of the two related FAA operating certificates. We expect our continued certificate consolidation of our remaining operating certificates and related operational efficiency efforts will contribute meaningfully to our service delivery and financial results in future periods.
Additional Operational Efficiency Initiatives
We have also implemented changes to our aircraft fleet management and maintenance operations intended to improve the efficiency of our operations and the availability of our aircraft. We expect to continue to take actions to simplify our business and focus on our core charter operations, which could include strategic aircraft sales as we optimize our fleet and divest non-core assets. We have also taken discrete cost reduction actions related to our vendors and are actively rationalizing our leased real estate portfolio. We believe these actions are important to achieving operational excellence and more profitable flying.
In May 2023, we began operating our Member Operations Center in the Atlanta, Georgia area (the “Atlanta Member Operations Center”). The establishment of the Atlanta Member Operations Center centralized our critical functions with the goal of better serving our members and customers.
In March 2023, we announced the adoption of a restructuring plan, which was intended to streamline the Company’s organization and reduce headcount in areas of the business that do not directly impact the Company’s operations or its customers’ experience (the “Restructuring Plan”). Excluded from these actions were key operationally focused employee groups such as pilots, maintenance and operations-support personnel.
Liquidity Initiatives
Term Loan and Revolving Credit Facility
On September 20, 2023 (the “First Closing Date”), the Company entered into a Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”) and Cox Investment Holdings, Inc. (collectively with Delta and CK Wheels, the “Initial Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), pursuant to which (i) the Initial Lenders provided a $350.0 million term loan facility (the “Initial Term Loan”), the net proceeds of which were received by the Company on the First Closing Date, and (ii) Delta provided commitments for a $100.0 million revolving loan facility (the “Revolving Credit Facility” and collectively with the Term Loan (as defined below), the “Credit Facility”). On November 15, 2023 (the “Final Closing Date”), the Company entered into Amendment No. 1 to Credit Agreement (the “Credit Agreement Amendment” and together with the Original Credit Agreement, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, each of Whitebox Multi-Strategy Partners, LP, Whitebox Relative Value Partners, LP, Pandora Select Partners, LP, Whitebox GT Fund, LP and Kore Fund Ltd (collectively, the “Incremental Term Lenders” and together with the Initial Lenders, the “Lenders”), and the Agent, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided an additional term loan facility (the “Incremental Term Loan” and together with the Initial Term Loan, the “Term Loan”) in the aggregate original principal amount of $40.0 million, the net proceeds of which were received on the Final Closing Date. The Incremental Term Loan is secured by the same collateral and liens under, and on a pari passu basis with, the Initial Term Loan and Revolving Credit Facility. Upon the closing of the Incremental Term Loan, the Credit Facility consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility in the aggregate original principal amount of $100.0 million. See “Liquidity and

Capital Resources—Long-Term Debt—Term Loan and Revolving Credit Facility” below for additional information about the Credit Facility.
Payoff of Delta Promissory Note
As previously disclosed, the Company entered into a Secured Promissory Note, dated August 8, 2023, with Delta, as payee (as amended, the “Amended Note”), pursuant to which Delta provided $70.0 million aggregate principal amount of short-term funding to the Company at an interest rate of 10% per annum, which was payable in kind and capitalized to the outstanding principal amount of the Amended Note on a quarterly basis. In connection with the funding of the Initial Term Loan, on the First Closing Date, the Company repaid all amounts due and owing under the Amended Note using a portion of the proceeds from the Initial Term Loan and the Amended Note was terminated upon repayment in-full.
Amendment to Certain Equipment Note Documents
In connection with the funding of the Initial Term Loan, on the First Closing Date, the Company, Wheels Up Partners LLC, an indirect subsidiary of the Company (“WUP LLC”), and certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the outstanding Equipment Notes (as defined under “Liquidity and Capital Resources” below), entered into Omnibus Amendment No. 1, dated as of the First Closing Date (the “Omnibus Amendment”), with Wilmington Trust, National Association, and the lenders under the Equipment Notes, pursuant to which amendments were made to certain documents governing the Equipment Notes to, among other things: (i) reduce the minimum liquidity covenant under the guarantee related to the Equipment Notes with respect to the Company and its subsidiaries from $125.0 million at the end of each calendar quarter to $75.0 million on any date; (ii) permit the execution of the Credit Agreement; and (iii) reflect the consent of the lenders under the Equipment Notes that will allow the Company to effect a sale of certain guarantors under the guarantee related to the Equipment Notes from time to time. See “Liquidity and Capital Resources—Long-Term Debt—2022-1 Equipment Notes” below for additional information about the Omnibus Amendment.
Common Stock Issuances
In connection with the funding of the Initial Term Loan, the Company entered into an Investment and Investor Rights Agreement, dated as of the First Closing Date (the “Original Investor Rights Agreement”), by and among the Company and the Initial Lenders. Pursuant to the Original Investor Rights Agreement, the Company issued to the Initial Lenders 141,313,671 shares in the aggregate (the “Initial Shares”) of the Company’s Class A common stock, $0.0001 par value per share (“Common Stock”), in a private placement (the “Initial Issuance”). The Initial Issuance was consummated without the approval of the Company’s stockholders based on the Financial Distress Exception provided for in the Shareholder Approval Policy of the New York Stock Exchange. In addition, the Company agreed to issue an additional 529,926,270 shares in the aggregate (the “Deferred Shares” and, together with the Initial Shares, the “Investor Shares”) of Common Stock (the “Deferred Issuance” and together with the Initial Issuance, the “Investor Issuances”) after receipt of the approval of the Company’s stockholders of an amendment and restatement of the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder, which approval was received at a special meeting of the Company’s stockholders held on November 9, 2023.
In connection with the transactions contemplated by the Credit Agreement Amendment, the Company entered into Amendment No. 1 to Investment and Investor Rights Agreement, dated as of the Final Closing Date (the “Investor Rights Agreement Amendment” and together with the Original Investor Rights Agreement, the “Investor Rights Agreement”), with each Initial Lender, which contained, among others, certain revisions to reflect the issuance of the Deferred Shares. Substantially concurrently with entering into the Investor Rights Agreement Amendment, on the Final Closing Date, the Company and Initial Lenders entered into joinders to the Investor Rights Agreement (collectively, the “Investor Rights Agreement Joinders”) with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed the rights and obligations of an Additional Investor (as defined in the Investor Rights Agreement) thereunder, including the right to receive a pro rata portion of the Investor Shares. The Company issued the Deferred Shares to the Lenders on the Final Closing Date in a private placement. The Investor Shares were issued in private placements such that after the Investor Issuances, each Lender was issued a number of shares equal to its pro rata portion of the Investor Shares based on its participation in the total Term Loan Commitments (as defined in the Credit Agreement).
The Investor Rights Agreement contains certain terms and conditions related to: (i) the Lenders’ ownership of Common Stock, including, among other things, that the Initial Lenders have the right to designate certain members of the Board depending on the level of Common Stock ownership; (ii) certain transfer restrictions and liquidity rights; and (iii) limitations on the ability of certain Lenders that are not “citizens of the United States” (as defined in 49 USC § 40102(a)(15)(C) to vote their respective shares of Common Stock. In addition, the Company and the Lenders are parties to a customary Registration Rights Agreement, pursuant to which, among other things, the Company agreed to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, the Investor Shares on or before October 20, 2024 and certain other demand and piggyback registration rights in favor of the Lenders.
Divestiture of Aircraft Management Business
In September 2023, the Company completed the sale of the equity interests of a Company subsidiary which held a majority of its non-core aircraft management business to Executive AirShare LLC (“AirShare”). The total maximum transaction consideration of $19.1 million consisted of $13.2 million of cash received on the closing date, contingent consideration with an estimated fair value of $4.8 million upon the timely satisfaction of certain conditions (of which $3.4 million was received in the first quarter of 2024), an escrow receivable of up to $0.6 million and non-contingent consideration receivable of $0.5 million. Concurrently with the closing of the transaction, certain subsidiaries of the Company and AirShare entered into short-term transition services, aircraft operating and fleet management agreements to facilitate the transition of remaining assets and services that comprise the aircraft management business to AirShare. The transaction is part of the Company’s efforts to divest non-core assets as we focus on our operational efficiency and other cost reduction initiatives.
Key Factors Affecting Financial Condition and Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Market Competition
We compete for market share in the private aviation industry, which consists of a highly fragmented group of companies providing varying types of services. The industry is customer driven and highly competitive. The private aviation industry is highly fragmented and we compete with providers across all of the incumbent categories, including whole aircraft purchases, fractional programs, jet card providers and charter brokers. We expect that competition in our industry will remain strong. The industry has also seen increased consolidation over the past several years as participants aim to leverage the scale of their operations. Our ability to retain members and customers is a key factor in our ability to generate revenue. We also must compete with other industry participants, some of which have different business models and customer offerings, to attract new customers. While we believe that our latest member programs appeal to a broad base of private aviation users, we must continue to adapt our programmatic offerings, charter solutions and new member outreach efforts to meet the needs of private flyers, including small and medium enterprises and large corporate customers. We are also impacted by current trends in private aviation business models, including types and variety of flight services offered, as well as the manner in which technology is used to book private aviation services. We believe our business model differentiates us within the industry by striving to reduce the upfront cost of flying private while also providing more flexibility and availability compared to traditional competitive private aviation programs.
Costs and Expense Management
Our operating results are impacted by our ability to manage costs and expenses, as well as realize cost savings from improving our operations, leveraging our scale and optimizing previously acquired assets and businesses. Our success depends, in part, on achieving a balance between investing in appropriate resources to grow revenue and taking actions to decrease losses and drive eventual profitability. During 2023, we undertook a holistic review of our business and operations, and implemented discrete cost reduction initiatives, changes to our workforce and other operational efficiency measures. We are also implementing changes to our maintenance and procurement activities that we believe will increase the availability of our aircraft, lower the cost of providing our services and improve the delivery of services to members and customers. We are working to find additional opportunities to enhance margins and operate more efficiently, while elevating the member experience and delivering operational excellence.
In addition, we are investing significant time and resources into developing sophisticated pricing and scheduling algorithms and data optimization engines to help optimize the utility and efficiency of our fleet. Our digital and revenue management teams collectively use data and technology to manage our dynamic pricing and drive operational efficiencies.
Economic Conditions & Inflation
The private aviation industry is volatile and affected by economic cycles and trends. On-demand flying is typically discretionary for members and customers, and may be affected by negative trends in the economy. Consumer confidence, fluctuations in fuel prices, inflation, increases in interest rates, geopolitical instability, changes in governmental regulations, safety concerns and other factors all could negatively impact our business. In addition, our members and customers may resort to other options for travel more or less frequently depending on the economic cycle. While we believe we have positioned our “asset-right” aircraft fleet and charter capabilities to best serve our total addressable market, the foregoing factors, many of which are outside of our control, may adversely impact our ability to retain members and sustain previous levels of flight activity, efficiently utilize our assets, grow our business, or provide products and services on terms attractive to our members and customers.
In addition, we are directly and indirectly impacted by inflation. Since 2020, the U.S. has been impacted by inflation rates that are higher than historical average. Although inflation rates generally decreased in 2023 compared to 2022, it is difficult to predict future levels of inflation in the broader economy and in the aviation industry. We have taken action to more effectively manage the direct impacts of inflation on our business by being more deliberate about our procurement practices, entering into agreements with third party service providers to reduce the variability of our expenses and attempting to capitalize on current asset values as we optimize our aircraft fleet. We have also taken action to more effectively manage the indirect impacts of inflation through adjustments to our member programs, as well as increasing the resources devoted to delivering charter solutions, which generally utilize dynamic market rates. We will continue to review and adjust our practices as necessary to manage adverse impacts from inflation.
Pilot Availability & Attrition
In recent years, we have experienced increased competition for qualified pilots that are eligible for hire due to our stringent pilot qualifications and flight training standards. In response, we implemented new pilot hiring and retention initiatives and rewarded pilots with certain equity compensation initiatives that were the first of their kind in the private aviation industry, which have been important factors to attract new pilots and retain experienced pilots. To achieve our profitability goals on the timelines previously announced, it is important that we balance the number of pilots we employ with the number of aircraft in our fleet and demand, as well as accurately forecast pilot attrition and hiring needs. If our forecasts are inaccurate, we do not effectively balance the number of pilots we employ with demand, or the supply of pilots becomes constricted, our operations and financial results could be adversely affected.
Non-GAAP Financial Measures
In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”).
These non-GAAP financial measures are an addition, and not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any performance measures derived in accordance with GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information to investors about Wheels Up. However, there are a number of limitations related to the use of these non-GAAP financial measures and their nearest GAAP equivalents, including that they exclude significant expenses that are required by GAAP to be recorded in Wheels Up’s financial measures. In addition, other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures may not be directly comparable to similarly titled measures of other companies.
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
The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(487,387)	$(555,547)
Add back (deduct):
Interest expense	41,255	7,515
Interest income	(6,121)	(3,670)
Income tax expense	1,383	170
Other expense, net	660	1,041
Depreciation and amortization	58,533	65,936
Change in fair value of warrant liability	(739)	(9,516)
Loss on divestiture	2,991	—
Equity-based compensation expense	25,633	88,979
Acquisition and integration expenses(1)	2,108	21,269
Restructuring charges(2)	43,655	10,380
Atlanta Member Operations Center set-up expense(3)	30,568	—
Certificate consolidation expense(4)	11,375	—
Impairment of goodwill(5)	126,200	180,000
Other(6)	4,018	8,192
Adjusted EBITDA	$(145,868)	$(185,251)
__________________
(1)Consists of expenses incurred associated with acquisitions, as well as integration-related charges incurred within one year of acquisition date primarily related to system conversions, re-branding costs and fees paid to external advisors.
(2)For the year ended December 31, 2023, includes restructuring charges related to the Restructuring Plan and related strategic business expenses incurred to support significant changes to our member programs and certain aspects of our operations, primarily consisting of consultancy fees associated with designing and implementing changes to our member programs and obtaining financing, and severance and recruiting expenses associated with executive transitions and other employee separation programs as part of our cost reduction initiatives. For the year ended December 31, 2022, includes restructuring charges for employee separation programs following strategic business decisions.
(3)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations, primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023.

(4)Consists of expenses incurred to execute consolidation of our FAA operating certificates primarily including pilot training and retention programs and consultancy fees associated with planning and implementing the consolidation process.
(5)Represents non-cash impairment charge related to goodwill recognized in the second and third quarters of 2023, and the third and fourth quarters of 2022. See Note 7, Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements included herein.
(6)For the year ended December 31, 2023, includes (i) an increase in Adjusted EBITDA loss due to collections of certain aged receivables which reduced Adjusted EBITDA loss in the reconciliation presented for the year ended December 31, 2022, (ii) charges related to an individually immaterial litigation settlement during the third quarter of 2023 and (iii) amounts reserved during the fourth quarter of 2023 related to Parts and supplies inventory deemed in excess after evaluation of future business needs. For the year ended December 31, 2022, includes amounts related to a one-time charge for certain aged receivables and inventory.

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
The following table reconciles Adjusted Contribution to gross profit (loss), which is the most directly comparable GAAP measure (in thousands, except percentages):

	Year Ended December 31,
	2023	2022
Revenue	$1,253,317	$1,579,760
Less: Cost of revenue	1,232,506	1,540,325
Less: Depreciation and amortization	58,533	65,936
Gross profit (loss)	$(37,722)	$(26,501)
Gross margin	(3.0) %	(1.7) %
Add back:
Depreciation and amortization	$58,533	$65,936
Equity-based compensation expense in cost of revenue	3,927	14,456
Acquisition and integration expense in cost of revenue(1)	—	3,060
Restructuring expense in cost of revenue(2)	1,075	34
Atlanta Member Operations Center set-up expense in cost of revenue(3)	24,704	—
Certificate consolidation expense in cost of revenue(4)	8,044	—
Other(5)	3,975	961
Adjusted Contribution	$62,536	$57,946
Adjusted Contribution Margin	5.0%	3.7%
___________________
(1)Consists of expenses incurred associated with acquisitions, as well as integration-related charges incurred within one year of acquisition date.
(2)For the year ended December 31, 2023, includes restructuring charges related to the Restructuring Plan and other employee separation programs as part of our cost reduction initiatives.
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

(5)For the year ended December 31, 2023, includes amounts reserved during the fourth quarter of 2023 related to Parts and supplies inventory deemed in excess after evaluation of future business needs. For the year ended December 31, 2022, includes amounts related to a one-time charge for certain aged inventory.

Total Private Jet Transaction Value & Total Flight Transaction Value
We calculate Total Private Jet Flight Transaction Value as the sum of total gross spend by members and customers on all private jet flight services, which excludes all group charter flights with 15 or more passengers and cargo flight services. Total Private Jet Flight Transaction Value reflects the Flight revenue recognized from Programmatic Flights (as defined below) and private, on-demand charter flights by members and customers. “Programmatic Flights” are all flights that were flown subject to a Wheels Up Member Flight Service Agreement, Custom Corporate Agreement or other similar agreement (excluding jet cards) that provides for guaranteed aircraft availability, shorter call-out periods, capped rate protection or fixed rates, and other benefits.
We calculate Total Flight Transaction Value as Total Private Jet Flight Transaction Value, plus the sum of total gross spend by customers on all group charter flights with 15 or more passengers and cargo flight services.
We include Total Private Jet Flight Transaction Value and Total Flight Transaction Value as supplemental measures for assessing the size of the markets which we serve.
The following table reconciles each of Total Private Jet Flight Transaction Value and Total Flight Transaction Value to Flight revenue, which is the most directly comparable U.S. GAAP measure (in thousands). The table below omits the results of Air Partner before April 1, 2022, the date of acquisition.

	Year Ended December 31,
	2023	2022	2021
Flight revenue	$884,065	$1,073,094	$873,724
Add back (deduct):
Charter revenue in Flight revenue(1)	(195,092)	(132,501)	(180,113)
Charter FTV(2)	333,898	232,126	180,113
Total Private Jet Flight Transaction Value	1,022,871	1,172,719	873,724
Other Charter FTV(2)	177,345	164,318	—
Total Flight Transaction Value	$1,200,216	$1,337,037	$873,724
__________________
(1)    Represents the portion of Flight revenue not attributable to Programmatic Flights.
(2)    See “Key Operating Metrics” for more information about Charter FTV and Other Charter FTV.

Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics and omits the results of Air Partner before April 1, 2022, the date of acquisition:

	As of December 31,
	2023	2022	% Change
Active Members	9,947	12,661	(21)%

	Year Ended December 31,
	2023	2022	% Change
Active Users(1)	10,744	13,846	(22)%

Live Flight Legs	64,481	79,664	(19)%

Flight Revenue per Live Flight Leg	$13,710	$13,470	2%

Total Private Jet Flight Transaction Value per Live Flight Leg(2)	$15,863	$14,721	8%

	Year Ended December 31,
	2023	2022	2021
Charter FTV	$333,898	$232,126	$180,113

Other Charter FTV	$177,345	$164,318	$—
__________________
(1)    Active Users presented for annual periods are Active Users for the fourth quarter of the year presented.
(2)    See “Non-GAAP Financial Measures” above for information regarding our use and definition of Total Private Jet Flight Transaction Value.
(3)    Total Private Jet Flight Transaction Value is a non-GAAP financial measure. See “Non-GAAP Financial Measures” above for information regarding our use and definition of this measure. As previously reported, Live Flight Legs for the year ended December 31, 2021 was 73,522.

Active Members
We define Active Members as the number of Connect, Core and UP for Business membership accounts that generated membership revenue in a given period and are active as of the end of the reporting period. We use Active Members to assess the adoption of our premium offerings which is a key factor in our penetration of the market in which we operate and a key driver of membership and flight revenue.
Active Users
We define Active Users as Active Members as of the reporting date plus unique customers who completed a revenue generating flight at least once in a given period and excluding wholesale flight activity. While a unique customer can complete multiple revenue generating flights on our platform in a given period, that unique customer is counted as only one Active User. We use Active Users to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the market in which we operate and our growth in revenue.

Live Flight Legs
We define Live Flight Legs as the number of completed one-way revenue generating flight legs in a given period. The metric excludes empty repositioning legs and owner legs related to aircraft under management. We believe Live Flight Legs are a useful metric to measure the scale and usage of our platform, and our growth in Flight revenue.
Charter FTV
We define Charter FTV as the sum of total gross spend by members and customers on all private, on-demand charter flights that are at market-based rates and are not Programmatic Flights. Charter FTV excludes customer gross spend attributable to all group charter flights with 15 or more passengers and cargo flight services. We use Charter FTV to measure the size of our private jet charter business relative to the overall industry. See “Non-GAAP Financial Measures” above for more information about the use of Charter FTV in the calculation of Total Private Jet Flight Transaction Value and Total Flight Transaction Value.
Other Charter FTV
We define Other Charter FTV as the sum of total gross spend by customers on all group charter flights with 15 or more passengers and cargo flight services. We use Other Charter FTV to measure the size of our group charter and cargo charter businesses relative to the overall industry. See “Non-GAAP Financial Measures” above for more information about the use of Other Charter FTV in the calculation of Total Flight Transaction Value.
Total Private Jet Flight Transaction Value per Live Flight Leg
We use Total Private Jet Flight Transaction Value per Live Flight Leg to measure the average price for each live flight leg. See “Non-GAAP Financial Measures” above for more information regarding our use and definition of Total Private Jet Flight Transaction Value.
Component of Results of Our Operations
The key components of our results of operations during the year ended December 31, 2023 include:
Revenue
Revenue is derived from flight, membership, aircraft management and other services.
Flight revenue consists of flight services, whether through our member programs or charter solutions (excluding group and cargo charter), and wholesale flights and certain related fees and surcharges. Members can either pay as they fly or prepay for flights when they purchase a Prepaid Block.
Membership revenue is comprised of a one-time initiation fee paid at the commencement of membership and recurring annual dues. In the first year of membership, a portion of the initiation fee is applied to annual dues. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the customer relationship period, which is currently estimated to be three years as of December 31, 2023. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues are deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles Program as part of their membership, then a portion of the membership fee is allocated at contract inception.
Aircraft management revenue consists of contractual monthly management fees charged to aircraft owners, recovery of owner incurred expenses including maintenance coordination, cabin crew and pilots, and recharging of certain incurred aircraft operating costs such as maintenance, fuel, landing fees and parking. We pass recovery and recharge amounts back to owners at either cost or at a predetermined margin. We sold our non-core aircraft management business to an unrelated third-party effective September 30, 2023 and do not expect to realize any significant revenue or expenses associated with aircraft management activities in future periods.

Other revenue includes sales of whole aircraft, group charter revenue, cargo revenue, revenue sponsorships and partnership fees, safety and security revenue and special missions including government, defense, emergency and medical transport. In addition, other revenue includes flight management fees, software subscription fees from third-party operators for access to UP FMS, fees from third-party sponsorships and partnership fees and special missions revenue, including government, defense, emergency and medical transport.
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
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation of capitalized aircraft, as well as amortization of capitalized software development costs and acquired finite-lived intangible assets.

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
Loss on Divestiture
Loss on divestiture consists of the loss on the sale of our non-core aircraft management business.
Loss on extinguishment of debt
Loss on extinguishment of debt consists of fees incurred to extinguish debt instruments in advance of the maturity date.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability consists of unrealized gain (loss) on warrants assumed as part of the business combination consummated on July 13, 2021 between Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”), and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination’), including 7,991,544 public warrants (“Public Warrants”) and 4,529,950 private warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”), in each case exercisable for 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock.
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

Results of Our Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Year Ended December 31,		Change in
	2023	2022	$	%
Revenue	$1,253,317	$1,579,760	$(326,443)	(20.7)%

Costs and expenses:
Cost of revenue	1,232,506	1,540,325	(307,819)	(20.0)%
Technology and development	61,873	57,240	4,633	8.1%
Sales and marketing	88,828	117,110	(28,282)	(24.1)%
General and administrative	145,873	183,531	(37,658)	(20.5)%
Depreciation and amortization	58,533	65,936	(7,403)	(11.2)%
Gain on sale of aircraft held for sale	(16,939)	(4,375)	(12,564)	287.2%
Impairment of goodwill	126,200	180,000	(53,800)	(29.9)%
Total costs and expenses	1,696,874	2,139,767	(442,893)	(20.7)%

Loss from operations	(443,557)	(560,007)	116,450	20.8%

Other income (expense):
Change in fair value of warrant liability	739	9,516	(8,777)	(92.2)%
Loss on divestiture	(2,991)	—	(2,991)	n/m
Loss on extinguishment of debt	(4,401)	—	(4,401)	n/m
Interest income	6,121	3,670	2,451	66.8%
Interest expense	(41,255)	(7,515)	(33,740)	(449.0)%
Other expense, net	(660)	(1,041)	381	(36.6)%
Total other income (expense)	(42,447)	4,630	(47,077)	(1,016.8)%

Loss before income taxes	(486,004)	(555,377)	69,373	(12.5)%

Income tax expense	(1,383)	(170)	(1,213)	713.5%

Net loss	(487,387)	(555,547)	68,160	12.3%
Less: net income (loss) attributable to non-controlling interests	—	(387)	387	(100.0)%
Net loss attributable to Wheels Up Experience Inc.	$(487,387)	$(555,160)	$67,773	12.2%
n/m - not meaningful

Revenue
Revenue decreased by for the year ended December 31, 2023 compared to the year ended December 31, 2022, as follows (in thousands):

	Year Ended December 31,		Change in
	2023	2022	$	%
Membership	$82,857	$90,132	$(7,275)	(8.1)%
Flight	884,065	1,073,094	(189,029)	(17.6)%
Aircraft management	175,829	242,032	(66,203)	(27.4)%
Other	110,566	174,502	(63,936)	(36.6)%
Total	$1,253,317	$1,579,760	$(326,443)	(20.7)%
The decrease in membership revenue was driven by a 21% decrease in Active Members year-over-year as a result of the regionalization of our member programs and focus on more profitable flying.
The decrease in Flight revenue was primarily driven by a 19% decrease in Live Flight Legs year-over-year, reflecting a slowdown in the industry and our focus on more profitable flying, which resulted in a $204.5 million reduction to revenue year-over-year, partially offset by a 2% increase in Flight Revenue per Live Flight Leg that contributed $15.5 million to revenue year-over-year.
The decrease in Aircraft management revenue was primarily attributable to the sale of the non-core aircraft management business on September 30, 2023.
The decrease in Other revenue was primarily attributable to a $68.6 million decrease in sales of whole aircraft driven by our decision to focus our efforts on improving our core business, and to wind down our aircraft purchase and sale operations. The decrease was partially offset by the inclusion of $14.3 million of Other revenue recognized in the first quarter of 2023 and attributable to Air Partner, which was not included in our 2022 consolidated results until April 1, 2022, as well as a $5.0 million increase in software licensing revenue.
Costs and Expenses
Cost of Revenue
Cost of revenue decreased $307.8 million, or 20%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in cost of revenue was primarily driven by the decrease in revenue during the period and the impact from operational efficiency initiatives discussed above that were realized during the period, as well as a decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period. The decreases were partially offset by one-time expenses associated with the consolidation of our FAA operating certificates and establishment of the Atlanta Member Operations Center.
Adjusted Contribution Margin increased 132 basis points for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily attributable to the operational efficiency initiatives discussed above. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of Gross margin to Adjusted Contribution Margin.
Technology and Development
Technology and development expenses increased $4.6 million, or 8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily attributable to a $13.5 million decrease in capitalization of costs related to the development of internal use software, a $5.8 million increase in enterprise software costs, including $3.0 million of charges associated with a software implementation abandoned during the year based on the evaluation of future business needs, $2.3 million of one-time charges incurred during the first quarter of 2023 associated with the Restructuring Plan, and $1.0 million of expenses attributable to Air Partner for the three months ended March 31, 2023. The increases were partially offset by a $15.2 million reduction in third-party consultant fees and a $3.1 million decrease in IT equipment spend.
Sales and Marketing
Sales and marketing expenses decreased $28.3 million, or 24%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by a $18.9 million decrease in employee compensation and allocable costs due to strategic reductions in headcount, a $9.2 million decrease in equity-based compensation associated with historical awards which vested prior to or within the current period or were forfeited during the period, a $10.5 million decrease in in sales commissions driven by the decrease in year-over-year revenues, a $3.9 million decrease in events spend and a $3.5 million decrease in advertising spend. The decreases were partially offset by $7.2 million of expenses attributable to Air Partner for the three months ended March 31, 2023.
General and Administrative
General and administrative expenses decreased $37.7 million, or 21%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily attributable to a $42.8 million decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period and forfeitures during the period, a $6.4 million decrease in bad debt expense associated with a one-time change associated with certain aged receivables during the year ended December 31, 2022, and a $2.0 million decrease in legal settlement fees. The decreases were partially offset by $5.5 million of expenses attributable to Air Partner during the three months ended March 31, 2023 with no equivalent in the prior year, a $2.3 million increase in professional fees associated with executing the Company’s operational and efficiency initiatives, designing our member program changes and obtaining financing, and a $4.2 million increase in employee compensation and allocable costs, primarily attributable to severance associated with executive transitions.
Depreciation and Amortization
Depreciation and amortization expenses decreased $7.4 million, or 11%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily attributable to a $7.1 million decrease related to aircraft associated disposed of during the period.
Impairment of Goodwill
We recorded non-cash goodwill impairment charges totaling $126.2 million in the second and third quarters of the year ended December 31, 2023, following interim quantitative goodwill impairment tests performed over the WUP Legacy reporting unit as of June 1, 2023 and September 20, 2023. See Note 7, Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements included herein.
Interest Income
Interest income increased $2.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was attributable to higher rates of interest earned on cash equivalents in money market funds, U.S treasury bills and time deposits.
Interest Expense
Interest expense increased $33.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was attributable to the Equipment Notes issued in the fourth quarter of 2022 and the Term Loan issued in the third and fourth quarters of 2023. See Note 9, Long-term Debt of the Notes to Consolidated Financial Statements included herein.

Other Expense, Net
Other expense, net was relatively consistent for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Income Tax Expense
Income tax expense increased $1.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Net Loss
As a result of the factors described above, net loss decreased $68.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from the Business Combination and debt financing transactions, and operating activities, primarily from deferred revenue associated with the sale of Prepaid Blocks. As of December 31, 2023, we had $263.9 million of cash and cash equivalents and $28.9 million of restricted cash, and our long-term debt obligations consisted primarily of approximately $214.9 million aggregate principal amount outstanding of Equipment Notes (as defined below) and the Term Loan in the aggregate principal amount of $400.5 million (including capitalized paid-in-kind interest). In addition, we had a working capital deficit of $471.9 million as of December 31, 2023 and net cash used in operating activities was $665.3 million for the year ended December 31, 2023. See Part I, Item 1A “Risk Factors—Risks Relating to Our Indebtedness and Contractual Obligations—Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition” for more information about our contractual obligations.
Pursuant to the Credit Agreement, Delta has provided commitments for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances and is subject to liquidity-driven repayment conditions. As of December 31, 2023, no amounts were outstanding under the Revolving Credit Facility. See “Term Loan and Revolving Credit Facility” below for more information about the Revolving Credit Facility.
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
Long-Term Debt
2022-1 Equipment Notes
In October 2022, WUP LLC entered into a Note Purchase Agreement, dated as of October 14, 2022 (“Note Purchase Agreement”), pursuant to which WUP LLC issued $270.0 million aggregate principal amount of the equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of the principal amount equal to 10% per annum and balloon payments due at each maturity date. Interest and principal payments on the Equipment Notes are payable quarterly on each January 15, April 15, July 15 and October 15, which began on January 15, 2023. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, unless redeemed earlier by WUP LLC. As of December 31, 2023, the Equipment Notes were secured by first-priority liens on 122 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries (the “Equipment Note Collateral”).
The Equipment Notes were sold pursuant to the Note Purchase Agreement, and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). In connection with the entering into the Credit Agreement, the Company, WUP LLC, certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the Equipment Notes entered into the Omnibus Amendment in order to amend certain of the agreements governing the Equipment Notes, including the Note Purchase Agreement, Indentures and related guarantees. The Note Purchase Agreement and the Indentures and related guarantees, as each was amended by the Omnibus Amendment, contain certain covenants, including, among others: a liquidity covenant that requires the Company and its subsidiaries to maintain minimum aggregate available cash and Cash Equivalents (as defined in the Note Purchase Agreement), including $20.0 million held in deposit for the benefit of the lenders that is included in Other non-current assets on our consolidated balance sheet as of December 31, 2023, of $75.0 million on any date; a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company; and restrictive covenants that provide limitations under certain circumstances on certain acquisitions, mergers or disposals of assets, making certain investments or entering into certain transactions with affiliates, prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions, and paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes and the Term Loan and Revolving Credit Facility. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries, and the Company also must cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross collateralized by the other aircraft for which Equipment Notes were issued under the Indentures.
During the year ended December 31, 2023, the Company redeemed in-full the Equipment Notes for 12 aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $28.9 million. As of December 31, 2023, approximately $214.9 million aggregate principal amount of Equipment Notes were outstanding and the carrying value of the 122 aircraft that were subject to first-priority liens under the Equipment Notes was $283.6 million.
Term Loan and Revolving Credit Facility
On the September 20, 2023, the Company entered into the Original Credit Agreement, pursuant to which (i) the Initial Lenders provided a $350.0 million term loan facility, the net proceeds of which were received by the Company on the First Closing Date, and (ii) Delta provided commitments for a $100.0 million Revolving Credit Facility. On November 15, 2023, the Company entered into the Credit Agreement Amendment, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided the Incremental Term Loan in the aggregate original principal amount of $40.0 million, the net proceeds of which were received on the Final Closing Date. Upon the closing of the Incremental Term Loan, the Credit Facility consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility in the aggregate original principal amount of $100.0 million.
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
The Credit Agreement contains certain covenants that place limitations on, among other things: prepaying, redeeming, repurchasing, or issuing and selling new equity interests of the Company and its subsidiaries; paying dividends and making certain distributions; making certain investments and consummating certain acquisitions, mergers or disposals of assets; and the replacement of existing indebtedness and incurrence of new indebtedness and encumbrances. The Credit Agreement also contains customary events of default, including a cross-default provision among the Equipment Notes and other Material Indebtedness (as defined in the Credit Agreement). The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding certain assets), and a junior lien on the Equipment Note Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of December 31, 2023, we were in compliance with the covenants under the Credit Agreement and related credit documents.
In addition, Delta has provided commitments for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million under the Credit Agreement. The Company may request to make borrowings under the Revolving Credit Facility at any time until September 20, 2025 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the Revolving Credit Facility prior to maturity as follows: (i) at any time prior to September 20, 2025, to the extent the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $100.0 million and (ii) on or after September 20, 2025 but prior to maturity, to the extent that the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $125.0 million and if Consolidated Cash Flow (as defined in the Credit Agreement) has been positive for any fiscal quarter since September 20, 2023. As of December 31, 2023, no amounts were outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(665,285)	$(230,689)
Net cash provided by (used in) investing activities	$40,870	$(175,242)
Net cash provided by financing activities	$300,954	$244,786
Net decrease in cash, cash equivalents and restricted cash	$(327,328)	$(166,569)
Cash Flow from Operating Activities
The cash outflow from operating activities during the year ended December 31, 2023 primarily consisted of our net loss, net of non-cash charges, of $269.0 million and a $392.2 million decrease in operating liabilities, partially offset by a $7.0 million increase in operating assets. The decrease in operating liabilities was primarily driven by a $348.4 million decrease in deferred revenue attributable to a decrease in Prepaid Block purchases. During the year ended December 31, 2023, we sold $482.1 million of Prepaid Blocks compared to $1,004.5 million for the year ended December 31, 2022. The year-over-year decrease in Prepaid Block purchases was primarily driven by a combination of the year-over-year decrease in Active Members, a year-over-year decrease in Live Flight Legs, which generally extends the period over which historical Prepaid Blocks are utilized, as well as the impact of concerns surrounding our liquidity position during the third quarter of 2023.
Cash Flow from Investing Activities
The cash inflow from investing activities during the year ended December 31, 2023 was primarily attributable to $68.3 million of proceeds from sale of aircraft held for sale, net of selling costs, $13.2 million of proceeds from the divestiture of the non-core aircraft management business, partially offset by $36.7 million of capital expenditures, including $16.5 million of capitalized software development costs.

Cash Flow from Financing Activities
The cash inflow from financing activities was primarily attributable to the net proceeds from the Term Loan of $382.2 million, partially offset by associated issuance costs of $21.7 million and the repayment of principal on the Equipment Notes of $59.5 million, which included $28.8 million associated with the redemption in-full of Equipment Notes for 12 aircraft.
Contractual Obligations and Commitments
As of December 31, 2023, our principal ongoing commitments consisted of contractual cash obligations to pay principal and interest payments under the Equipment Notes, principal and accrued interest under the Credit Agreement when due at maturity, operating leases for certain controlled aircraft, leased facilities, including our corporate headquarters at the Atlanta Member Operations Center, our corporate office in New York, New York, and other operational facilities, such as hangars and maintenance facilities, and ordinary course arrangements involving our obligation to provide services for which we have already received deferred revenue. For further information about our lease obligations, see Note 11, Leases of the Notes to Consolidated Financial Statements included herein.
We have future cash contractual obligations to make certain permitted mandatory redemptions and prepayments under the Equipment Notes and Credit Agreement, respectively, prior to maturity under certain circumstances, and to pay in full all amounts owed with respect to the Equipment Notes, Term Loan and any borrowings under the Revolving Credit Facility as they come due. For further information on the Equipment Notes, Term Loan and Revolving Credit Facility, see “Long-Term Debt” above and Note 9, Long-Term Debt of the Notes to Consolidated Financial Statements included herein.
Our obligation to provide services for which we have already received deferred revenue are to our members and customers, none of which individually comprises a material amount of our deferred revenue. Certain customers have the right to demand the prompt return of certain amounts included in deferred revenue under certain conditions. For further information about deferred revenue, see Note 4, Revenue of the Notes to Consolidated Financial Statements included herein.
Off-Balance Sheet Arrangements
As of December 31, 2023, we were not a party to any off-balance sheet arrangements, as defined in Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or cash flows.
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
We utilize registered independent third-party air carriers in the performance of a portion of our flights. We evaluate whether there is a promise to transfer services to the customer, as the principal, or to arrange for services to be provided by another party, as the agent, using a control model. The nature of the flight services we provide to members is similar regardless of which third-party air carrier is involved. If Wheels Up has primary responsibility to fulfill the obligation, then the revenue and the associated costs are reported on a gross basis in the consolidated statements of operations. If Wheels Up arranges for services to be provided by another party, as the agent, then the revenue and the associated costs are reported on a net basis in the statement of operations.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. The carrying value of goodwill is tested for impairment on an annual basis or on an interim basis if events or changes in circumstances indicate that an impairment loss may have occurred (i.e., a triggering event). Our annual goodwill impairment testing date is October 1st. The test for impairment is performed at the reporting unit level. On April 1, 2022, we acquired Air Partner and determined that Air Partner represents a new reporting unit for the purposes of assessing potential impairment of goodwill, and therefore the private aviation services operating segment was divided into two reporting units - Air Partner and the legacy Wheels Up reporting unit (“WUP Legacy”).
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
See Note 7, Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements included herein for additional information about impairment testing for goodwill and intangible assets, including the goodwill impairment charges that we recognized during the fiscal years ended December 31, 2022, and 2023.
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

Equity-Based Compensation
Prior to the Business Combination, we awarded equity-based compensation to employees and consultants, including stock options, profits interests and restricted interests, under the WUP option plan and WUP management incentive plan. In connection with the Business Combination, we adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, which provides for grants of various types of awards including stock options, restricted stock units and other stock-based awards. In addition, since the closing of the Business Combination, we have awarded equity-based compensation under the Wheels Up Experience Inc. 2022 Inducement Grant Plan, the Wheels Up Experience Inc. Performance Award Agreement, dated November 30, 2023, between the Company and George Mattson, our Chief Executive Officer, and the Wheels Up Experience Inc. Performance Award Agreement, dated March 3, 2024, between the Company and Todd Smith, our Chief Financial Officer.
Equity-based compensation awards are measured at the date of grant based on the estimated fair value of the respective award and the resulting compensation expense is recognized over the requisite service period of the respective award. WUP restricted interests contained a performance condition that provides for accelerated vesting upon the occurrence of a change in control or an initial public offering including consummation of a transaction with a special-purpose acquisition company. Earnout Shares (as defined in Note 3) issued in connection with the Business Combination contain market conditions for vesting. For performance-based awards, the grant date fair value of the award is expensed over the vesting period when the performance condition is considered probable of being achieved. Compensation expense related to an award with a market condition is recognized over the requisite service period and is not reversed if the market condition is not satisfied. We account for forfeitures of awards as they occur.
Fair value of our historical and outstanding equity-based compensation awards, including stock options, WUP profits interests, and WUP restricted interests were estimated using the Black Scholes option-pricing model. A Monte Carlo simulation model was used to determine the fair value of grants with market conditions. Both the Black-Scholes option-pricing model and the Monte Carlo simulation model require management to include key inputs and assumptions, including the fair value of an underlying common interest in WUP or our current Common Stock quoted market price, the expected trading volatility over the term of the award, the expected term of the award, risk-free interest rates and expected dividend yield. We evaluate the inputs and assumptions used to value our share-based awards on each grant date.
•Expected Volatility. Since Wheels Up was not actively traded on the New York Stock Exchange until July 2021, we used the average volatility of a mix of several unrelated publicly traded companies which we consider to be comparable to our business, over a period equivalent to the expected term of the awards. As our Common Stock accumulates more trading history, we will incorporate more of our own historical volatility and continue to use benchmark volatility with respect to periods beyond our Common Stock’s trading history.
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
Interest Rates
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. We are subject to market risk associated with changes in interest rates. Changes in interest rates could lead to significant fluctuations in the fair value of our indebtedness, including the Equipment Notes and Credit Facility, or our cash equivalents, which are primarily in the form of money market funds, U.S. treasury bills and time deposits. As of December 31, 2023, all of the Company’s long-term debt obligations, which comprised primarily of the Equipment Notes and Term Loan, had fixed interest rates, and none of the Company’s variable lease obligations utilized market interest rates as the basis for determining payments. In addition, borrowings under the Revolving Credit Facility, if any, accrue interest at a fixed interest rate. Changes in interest rates may impact payments under any variable leases that we may enter into from time to time, our ability to refinance the Equipment Notes or Credit Facility, or obtain additional financing on attractive terms or at all.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2023 represented 14% of our total cost of revenue and includes the recharge of fuel costs to our aircraft management customers. Based on our 2023 fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $17.3 million for the year ended December 31, 2023. We do not purchase or hold any derivative instruments to protect against the effects of changes in fuel. Under our agreements with our members, we bill members a fuel price surcharge based on the cost of Jet A fuel for programmatic flights, which limits our direct exposure to volatility in Jet A fuel prices to the extent the fuel surcharge applies. See the caption “Fuel” set forth in Part I, Item 1 — “Business” in this Annual Report for further information regarding the details of the fuel surcharge. Fuel costs for charter flights on third-party aircraft are generally paid by the charter customer as part of the total cost of the flight. Our direct exposure to fluctuations in aircraft fuel prices for such arrangements is limited.
Foreign Currency Exchange
We are subject to foreign currency exchange risk primarily through Air Partner’s international operations, which involve revenue and expenses denominated in foreign currencies. To manage foreign currency exchange risk, we execute international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into option or forward contracts to hedge foreign currency exchange risk that are not for speculative purposes. As of December 31, 2023, we held an inconsequential amount of such forward contracts to protect against the risk of foreign currency fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wheels Up Experience Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Wheels Up Experience Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill impairment – WUP Legacy reporting unit
As described further in Note 7 to the financial statements, management performed quantitative impairment tests over the Company’s WUP Legacy reporting unit during the year ended December 31, 2023. The Company tests the carrying value of goodwill for impairment on an annual basis or an interim basis if events or changes in circumstances indicate that an impairment loss may have occurred. As a result of these tests, management recorded total goodwill impairment charges of $126.2 million for the year ended December 31, 2023. We identified management’s goodwill impairment assessments over the WUP Legacy reporting unit as a critical audit matter.

The principal considerations for our determination that this is a critical audit matter are the significant management estimates and assumptions required to assess the reporting unit’s fair value. Auditing these estimates and assumptions requires a high degree of auditor judgment.
Our audit procedures related to the WUP Legacy reporting unit impairment tests included the following, among others:
•We evaluated management’s determination and evaluation of triggering events for each quarterly and year end reporting period.
•We utilized firm specialists to assist in evaluating significant assumptions used to determine the fair value of the reporting unit, including management’s reconciliation of the fair value of the reporting unit to its market value.
Going concern analysis
As described further in Note 2 to the financial statements, during 2023 the Company experienced various adverse conditions that raised substantial doubt about its ability to continue as a going concern. However, management has assessed based on its current operating plan and available financing that the conditions which previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated.
We determined that management’s going concern analysis is a critical audit matter.
The principal considerations for our determination that management’s going concern analysis is a critical audit matter is the estimation uncertainty related to the Company’s forecasted cash flows, which requires significant auditor judgment in evaluating the reasonableness of such forecasts.
Our audit procedures related to management’s going concern analysis included the following, among others:
•We evaluated the forecasted cash flows used in management’s analysis for reasonableness by comparing the projected cash flow amounts to historical results and changes in the business.
•We performed sensitivity analyses on the Company’s forecasted cash flows by adjusting management’s projected cash balances using historical and actual results subsequent to year end.
•We assessed the appropriateness of the disclosures included within the consolidated financial statements relating to liquidity and going concern.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.
New York, New York
March 7, 2024

WHEELS UP EXPERIENCE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$263,909	$585,881
Accounts receivable, net	38,237	112,383
Other receivables	11,528	5,524
Parts and supplies inventories, net	20,400	29,000
Aircraft inventory	1,862	24,826
Aircraft held for sale	30,496	8,952
Prepaid expenses	55,715	39,715
Other current assets	11,887	13,338
Total current assets	434,034	819,619
Property and equipment, net	337,714	394,559
Operating lease right-of-use assets	68,910	106,735
Goodwill	218,208	348,118
Intangible assets, net	117,766	141,765
Restricted cash	28,916	34,272
Other non-current assets	110,512	78,157
Total assets	$1,316,060	$1,923,225
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$23,998	$27,006
Accounts payable	32,973	43,166
Accrued expenses	102,475	148,947
Deferred revenue, current	723,246	1,075,133
Operating lease liabilities, current	22,869	29,945
Intangible liabilities, current	1,525	2,000
Other current liabilities	416	18,023
Total current liabilities	907,502	1,344,220
Long-term debt, net	235,074	226,234
Deferred revenue, non-current	983	1,742
Operating lease liabilities, non-current	54,956	82,755
Warrant liability	12	751
Intangible liabilities, non-current	10,677	12,083
Other non-current liabilities	6,983	3,520
Total liabilities	1,216,187	1,671,305
Commitments and contingencies (Note 15)
Mezzanine equity:
Executive performance award	2,476	—
Total mezzanine equity	2,476	—
Stockholders’ equity:

Common stock, $0.0001 par value; 1,500,000,000 authorized; 697,131,838 and 25,198,298 shares issued and 696,856,131 and 24,933,857 common shares outstanding as of as of December 31, 2023 and December 31, 2022, respectively	70	3
Additional paid-in capital	1,879,009	1,545,530
Accumulated deficit	(1,763,260)	(1,275,873)
Accumulated other comprehensive loss	(10,704)	(10,053)
Treasury stock, at cost, 275,707 and 264,441 shares, respectively	(7,718)	(7,687)
Total Wheels Up Experience Inc. stockholders’ equity	97,397	251,920
Non-controlling interests	—	—
Total stockholders’ equity	97,397	251,920
Total liabilities and equity	$1,316,060	$1,923,225
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,253,317	$1,579,760	$1,194,259

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	1,232,506	1,540,325	1,117,633
Technology and development	61,873	57,240	33,579
Sales and marketing	88,828	117,110	80,071
General and administrative	145,873	183,531	113,331
Depreciation and amortization	58,533	65,936	54,198
Gain on sale of aircraft held for sale	(16,939)	(4,375)	(1,275)
Impairment of goodwill	126,200	180,000	—
Total costs and expenses	1,696,874	2,139,767	1,397,537

Loss from operations	(443,557)	(560,007)	(203,278)

Other income (expense):
Change in fair value of warrant liability	739	9,516	17,951
Loss on divestiture	(2,991)	—	—
Loss on extinguishment of debt	(4,401)	—	(2,379)
Interest income	6,121	3,670	53
Interest expense	(41,255)	(7,515)	(9,519)
Other expense, net	(660)	(1,041)	—
Total other income (expense)	(42,447)	4,630	6,106

Loss before income taxes	(486,004)	(555,377)	(197,172)

Income tax expense	(1,383)	(170)	(58)

Net loss	(487,387)	(555,547)	(197,230)
Less: Net loss attributable to non-controlling interests	—	(387)	(7,210)
Net loss attributable to Wheels Up Experience Inc.	$(487,387)	$(555,160)	$(190,020)

Net loss per share of Common Stock:
Basic and Diluted	$(3.69)	$(22.60)	$(9.28)

Weighted-average shares of Common Stock outstanding:
Basic and Diluted	132,194,747	24,567,164	20,478,090
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(487,387)	$(555,547)	$(197,230)
Other comprehensive loss:
Foreign currency translation adjustments	(651)	(10,053)	—
Comprehensive loss	(488,038)	(565,600)	(197,230)
Less: Comprehensive loss attributable to non-controlling interests	—	(387)	(7,210)
Comprehensive loss attributable to Wheels Up Experience Inc.	$(488,038)	$(565,213)	$(190,020)
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock					Treasury Stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2020	16,971,715	$1	$798,493	$(530,693)	$—	—	$—	$26,025	$293,826
Consideration issued for business combinations	396,890	—	30,172	—	—	—	—	—	30,172
Exercise of stock options	35,205	—	2,107	—	—	—	—	—	2,107
Exchange of profits interests	19,937	—	1,866	—	—	—	—	(1,866)	—
Equity-based compensation	—	—	32,433	—	—	—	—	17,240	49,673
Issuance of Common Stock in connection with Business Combination and PIPE Investment	7,159,710	1	656,303	—	—	—	—	—	656,304
Transaction costs attributable to the issuance of common stock in connection with Business Combination and PIPE Investment	—	—	(70,406)	—	—	—	—	—	(70,406)
Balance at Acquisition of warrant liabilities	—	—	(28,219)	—	—	—	—	—	(28,219)
Change in non-controlling interests allocation	—	—	28,112	—	—	—	—	(28,112)	—
Net loss	—	—	—	(190,020)	—	—	—	(7,210)	(197,230)
Balance at December 31, 2021	24,583,457	$2	$1,450,861	$(720,713)	$—	—	$—	$6,077	$736,227
Equity-based compensation	—	—	54,549	—	—	—	—	34,430	88,979
Change in non-controlling interests allocation	—	—	40,120	—	—	—	—	(40,120)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	264,441	(7,687)	—	(7,687)
Issuance of Common Stock upon settlement of restricted stock units	614,841	1	—	—	—	—	—	—	1
Net loss	—	—	—	(555,160)	—	—	—	(387)	(555,547)
Other comprehensive loss	—	—	—	—	(10,053)	—	—	—	(10,053)
Balance at December 31, 2022	25,198,298	$3	$1,545,530	$(1,275,873)	$(10,053)	264,441	$(7,687)	$—	$251,920
Equity-based compensation	—	—	21,881	—	—	—	—	1,276	23,157
Change in non-controlling interests allocation	—	—	1,276	—	—	—	—	(1,276)	—
Issuance of Common Stock in connection with debt issuance	671,239,941	67	310,322	—	—	—	—	—	310,389
Reverse stock split fractional shares	—	—	—	—	—	859	(3)	—	(3)
Shares withheld for employee taxes on vested awards	—	—	—	—	—	10,407	(28)	—	(28)
Issuance of Common Stock upon settlement of restricted stock units	693,599	—	—	—	—	—	—	—	—
Net loss	—	—	—	(487,387)	—	—	—	—	(487,387)
Other comprehensive loss	—	—	—	—	(651)	—	—	—	(651)
Balance at December 31, 2023	697,131,838	$70	$1,879,009	$(1,763,260)	$(10,704)	275,707	$(7,718)	$—	$97,397
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net loss	$(487,387)	$(555,547)	$(197,230)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	58,533	65,936	54,198
Amortization of deferred financing costs and debt discount	329	766	618
Payment in kind interest	10,453	—	—
Equity-based compensation	25,633	88,979	49,673
Change in fair value of warrant liability	(739)	(9,516)	(17,951)
Provision for expected credit losses	1,705	8,129	3,264
Loss on divestiture	2,991	—	—
Loss on extinguishment of debt	4,401	—	2,379
Gain on sale of aircraft held for sale	(16,939)	(4,375)	—
Impairment of goodwill	126,200	180,000	—
Other	5,825	1,575	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	30,062	(23,946)	(21,923)
Other receivables	(3,164)	2,537	144
Parts and supplies inventories	4,686	(21,693)	(3,418)
Aircraft inventory	11,010	(29,470)	—
Prepaid expenses	(17,315)	(3,058)	(11,360)
Other non-current assets	(32,289)	(41,555)	(34,218)
Operating lease liabilities, net	(552)	(490)	(1,949)
Accounts payable	(8,089)	(9,702)	13,116
Accrued expenses	(35,110)	19,143	14,616
Deferred revenue	(348,419)	103,313	278,827
Other current assets and liabilities	2,890	(1,715)	(2,296)
Net cash (used in) provided by operating activities	(665,285)	(230,689)	126,490

INVESTING ACTIVITIES:
Purchases of property and equipment	(20,168)	(83,559)	(15,234)
Acquisition of businesses, net of cash acquired	—	(75,093)	7,844
Proceeds from sale of divested business	13,200	—	—
Purchases of aircraft held for sale	(4,240)	(40,105)	(31,669)
Proceeds from sale of aircraft held for sale, net	68,308	51,208	13,568
Other	267	—	—
Capitalized software development costs	(16,497)	(27,693)	(13,179)
Net cash provided by (used in) investing activities	40,870	(175,242)	(38,670)

FINANCING ACTIVITIES:
Proceeds from stock option exercises	—	—	2,107
Purchase of shares for treasury	(28)	(7,687)	—
Purchase of fractional shares	(3)	—	—
Proceeds from Business Combination and PIPE Investment	—	—	656,304
Transaction costs in connection with the Business Combination and PIPE Investment	—	—	(70,406)
Proceeds from notes payable	70,000	—	—
Repayment of notes payable	(70,000)	—	—
Proceeds from long-term debt	382,200	259,200	—
Payment of debt issuance costs	(21,692)	(6,727)	—
Repayments of long-term debt	(59,523)	—	(214,081)
Loans to employees	—	—	102
Net cash provided by financing activities	300,954	244,786	374,026

Effect of exchange rate changes on cash	(3,867)	(5,424)	—

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(327,328)	(166,569)	461,846
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	620,153	786,722	324,876
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$292,825	$620,153	$786,722

CASH PAID DURING THE PERIOD FOR:
Interest	$31,397	$—	$11,661

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration issued for business acquisition of Mountain Aviation, LLC	$—	$—	$30,172
Assumption of warrant liability in Business Combination	$—	$—	$28,219
Non-cash issuance of Common Stock in connection with debt issuance	$310,322	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND OPERATIONS
Wheels Up Experience Inc. (together with its consolidated subsidiaries, “Wheels Up”, the “Company”, “our”, “we”, and “us”) is a leading provider of on-demand private aviation in the United States (“U.S.”) and one of the largest companies in the industry.
2021 Business Combination
On July 13, 2021 (the “Business Combination Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 1, 2021, as amended on May 6, 2021, by and among Aspirational Consumer Lifestyle Corp., a blank check company incorporated as a Cayman Islands exempted company (“Aspirational”), Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”), Kittyhawk Merger Sub LLC., a Delaware limited liability company and a direct wholly owned subsidiary of Aspirational (“Merger Sub”), Wheels Up Blocker Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Aspirational (“Blocker Sub”), the Blocker Merger Subs (as defined in the Merger Agreement) and the Blockers (as defined in the Merger Agreement). In connection with the closing of the Merger Agreement, Aspirational filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Aspirational was domesticated and continues as a Delaware corporation, changing its name to “Wheels Up Experience Inc.” (the “Domestication”).
On the Business Combination Closing Date, (i) the Blockers simultaneously merged with and into the respective Blocker Merger Subs, with the Blockers surviving each merger as wholly owned subsidiaries of Wheels Up (the “First Step Blocker Mergers”), (ii) thereafter, the surviving Blockers simultaneously merged with and into Blocker Sub, with Blocker Sub surviving each merger (the “Second Step Blocker Mergers”), and (iii) thereafter, Merger Sub merged with and into WUP, with WUP surviving the merger, with Wheels Up as its managing member (the “Company Merger” and collectively with the First Step Blocker Mergers and the Second Step Blocker Mergers, the “Mergers” and, together with the Domestication, the “Business Combination”) (See Note 3).
Reverse Stock Split
Immediately after the close of business on the New York Stock Exchange (the “NYSE”) on June 7, 2023, we effected the reverse stock split of the outstanding shares of our Class A common stock, $0.0001 par value per share (“Common Stock”), at a reverse stock split ratio of 1-for-10 (the “Reverse Stock Split”) and contemporaneously with the Reverse Stock Split, a proportionate reduction in the number of authorized shares of Common Stock from 2.5 billion shares of Common Stock to 250 million shares (the “Authorized Share Reduction”). Accordingly, the presentation of all periods covered by the consolidated financial statements contained herein have been adjusted to give retroactive effect to the Reverse Stock Split, including adjustments to per share net loss and other share and per share of Common Stock amounts
2023 Credit Facility & Common Stock Issuances
On September 20, 2023 (the “Credit Agreement Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (collectively with the Company, the “Loan Parties”), Delta Air Lines, Inc. (“Delta”), CK Wheels LLC (“CK Wheels”), and Cox Investment Holdings, Inc. (“CIH” and collectively with Delta and CK Wheels, the “Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties, pursuant to which (i) the Lenders provided a term loan facility (the “Initial Term Loan”) in the aggregate original principal amount of $350.0 million and (ii) Delta provided commitments for a revolving loan facility (the “Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million.

On November 15, 2023 (the “Final Closing Date”), the Company entered into Amendment No. 1 to Credit Agreement (the “Credit Agreement Amendment” and together with the Original Credit Agreement, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, each of Whitebox Multi-Strategy Partners, LP, Whitebox Relative Value Partners, LP, Pandora Select Partners, LP, Whitebox GT Fund, LP and Kore Fund Ltd (collectively, the “Incremental Term Lenders” and together with the Initial Lenders, the “Lenders”), and the Agent, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided an additional term loan facility (the “Incremental Term Loan” and together with the Initial Term Loan, the “Term Loan”) in the aggregate original principal amount of $40.0 million. Upon the closing of the Incremental Term Loan, the Credit Facility consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility in the aggregate original principal amount of $100.0 million (see Note 9).
In connection with the funding of the Initial Term Loan, the Company entered into the Investment and Investor Rights Agreement, dated as of the First Closing Date (the “Original Investor Rights Agreement”), by and among the Company and the Initial Lenders. Pursuant to the Original Investor Rights Agreement, the Company issued to the Initial Lenders 141,313,671 shares in the aggregate (the “Initial Shares”) of Common Stock in a private placement (the “Initial Issuance”). In addition, the Company agreed to issue an additional 529,926,270 shares in the aggregate (the “Deferred Shares” and, together with the Initial Shares, the “Investor Shares”) of Common Stock (the “Deferred Issuance” and together with the Initial Issuance, the “Investor Issuances”).
On November 9, 2023, the Company’s stockholders approved, at a special meeting of the Company’s stockholders (the “2023 Special Meeting”), the Amended and Restated Certificate of Incorporation of Wheels Up, filed with the Secretary of State of the State of Delaware on November 15, 2023 (the “Amended and Restated Certificate of Incorporation”), which, among other things, increased the number of shares of Common Stock available for issuance thereunder. In connection with the transactions contemplated by the Credit Agreement Amendment, the Company entered into Amendment No. 1 to Investment and Investor Rights Agreement, dated as of the Final Closing Date (the “Investor Rights Agreement Amendment” and together with the Original Investor Rights Agreement, the “Investor Rights Agreement”), with each Initial Lender, which contained, among others, certain revisions to reflect the issuance of the Deferred Shares. Substantially concurrently with entering into the Investor Rights Agreement Amendment, on the Final Closing Date, the Company and Initial Lenders entered into joinders to the Investor Rights Agreement (collectively, the “Investor Rights Agreement Joinders”) with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed the rights and obligations of an Additional Investor (as defined in the Investor Rights Agreement) thereunder, including the right to receive a pro rata portion of the Investor Shares. The Company issued the Deferred Shares to the Lenders on the Final Closing Date in a private placement. The Investor Shares were issued in private placements such that after the Investor Issuances, each Lender was issued a number of shares equal to its pro rata portion of the Investor Shares based on its participation in the Term Loan (see Note 9).

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of Wheels Up Experience Inc. and its wholly-owned subsidiaries, after elimination of intercompany transactions and accounts. We consolidate Wheels Up Partners MIP LLC (“MIP LLC”) and record the profits interests held in MIP LLC that Wheels Up does not own as non-controlling interests (see Note 14).
Liquidity
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

As disclosed on August 14, 2023, in the notes to the consolidated financial statements for the interim period ended June 30, 2023, the Company experienced various adverse conditions that raised substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions included insufficient liquidity, a working capital deficit, net operating cash outflows, recurring losses from operations, and the applicability of certain liquidity covenants in connection with the Equipment Notes (as defined in Note 9).
Subsequent to August 14, 2023, we obtained funding as discussed in Note 9, Long-Term Debt, amended the Equipment Notes to reduce liquidity covenant requirements and divested the non-core aircraft management business as discussed in Note 6, Acquisitions and Divestitures. During the third and fourth quarters of 2023, we began to realize the impacts of our spend reduction efforts, as a result of the restructuring and operational changes implemented throughout 2023. We have concluded that these events and circumstances, and continued execution of our previously implemented plans, have alleviated the conditions that previously raised substantial doubt about our ability to continue as a going concern.
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
Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable, deferred revenue and accounts payable approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the long-term debt is based upon current market rates.
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment. When developing fair value estimates, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are available on the measurement date. If quoted prices in active markets are not available, the determination of estimated fair value is based on standard market valuation methodologies, giving priority to observable inputs. To the extent that the valuation is based on models or inputs that are unobservable in the market, the determination of fair value requires management to exercise a high degree of judgment. Changes in significant unobservable inputs could result in a higher or lower fair value measurement of the associated assets and liabilities.

The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities for which it is practicable to estimate fair value:
•Cash equivalents  — The carrying amount of money market funds approximates fair value and is classified within Level 1 because we determined the fair value through quoted market prices.
•Long-term debt — We utilized Level 2 or 3 inputs to determine the fair value, as deemed appropriate.
•Warrant liability — Public Warrants (as defined below) are classified within Level 1 as these securities are traded on an active market. Private Warrants (as defined below) are classified within Level 2. We utilized the value of the Public Warrants as an approximation of the value of the Private Warrants as they are substantially similar to the Public Warrants, but not directly traded or quoted on an active market.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net, primarily consists of contractual amounts we expect to collect from members and customers related to membership subscriptions and flights, including amounts currently due from credit card companies. We record accounts receivable at the original invoiced amount.
We monitor exposure for losses and maintain an allowance for credit losses for any receivables that may be uncollectible. We estimate uncollectible receivables based on the receivable’s age, customer credit-worthiness, past transaction history with the customer, changes in payment terms and the condition of the general economy and the industry as a whole. When it is determined that the amounts are not recoverable, the receivable is written off against the allowance. Changes in the allowance for credit losses from December 31, 2021 to December 31, 2023 were as follows (in thousands):

Amount
Balance as of December 31, 2021	$5,918
Current period provision	8,129
Write-offs, net and other	(4,065)
Balance as of December 31, 2022	9,982
Current period provision	1,705
Write-offs, net and other	(3,823)
Balance as of December 31, 2023	$7,864
Concentration of Credit Risk
Financial instruments that may potentially expose us to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash and receivables. We place cash and cash equivalents with financial institutions that we believe have high credit quality. To the extent that our international cash holdings increase or decrease in the future, our exposure to fluctuations in foreign currency exchange rates may correspondingly increase or decrease and could have a material adverse effect on our business, financial condition or results of operations. Accounts are guaranteed by the Federal Deposit Insurance Corporation up to certain limits and although deposits are held with multiple financial institutions, deposits at times may exceed the federally insured limits. We have not experienced any losses in such accounts.
Accounts receivable are spread over many members and customers. We monitor credit quality on an ongoing basis and maintain reserves for estimated credit losses. There were no customers that accounted for 10% or more of accounts receivable as of December 31, 2023 and 2022.
There were no customers that accounted for 10% or more of revenue for the years ended December 31, 2023, 2022 and 2021.
Parts and Supplies Inventories
Inventories are used in operations and are generally not for sale. Inventories are comprised of spare aircraft parts, materials and supplies, which are valued at the lower of cost or net realizable value. Cost of inventories are determined using the specific identification method. We determine, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence or other causes. As of each of December 31, 2023 and 2022, the reserve was not material. Storage costs and indirect administrative overhead costs related to inventories are expensed as incurred.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include security deposits, which relate primarily to contractual prepayments to third-parties for future services, the current portion of capitalized costs related to sales commissions and referral fees and insurance claims receivable.
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
Software Development Costs
We incur costs related to developing the Wheels Up website, mobile application and other internal use software. The amounts capitalized include employees’ payroll and payroll-related costs, directly associated with the development activities, as well as external direct costs of services used in developing the software. We amortize capitalized costs using the straight-line method over the estimated useful life, which is currently three years, beginning when the software is ready for its intended use. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred.
Leases
We determine if an arrangement is a lease at inception on an individual contract basis. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, non-current, on the consolidated balance sheets. Operating lease right-of-use assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized at lease commencement date based on the present value of the future minimum lease payments over the lease term. The interest rate implicit in our leases is not readily determinable to discount lease payments. As a result, for all leases, we use an incremental borrowing rate that is based on the estimated rate of interest for a collateralized borrowing of a similar asset, using a similar term as the lease payments at the commencement date.
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
We have elected the practical expedient not to recognize leases with an initial term of 12 months or less on our consolidated balance sheets and associated lease expense is recognized on a straight-line basis over the term of the lease. For real estate leases, we have elected the practical expedient to account for both the lease and non-lease components as a single lease component and not allocate the consideration in the contract. Certain real estate leases contain fixed lease payments that include real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and are included in the operating lease right-of-use assets and operating lease liabilities. For non-real estate leases, including aircraft, we have separated the lease and non-lease components. The non-lease components of aircraft leases are typically for maintenance services and insurance that are expensed as incurred (see Note 12).
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
During the second and third quarters of 2023, there were indications that the carrying value of the long-lived assets associated with the WUP Legacy (as defined below) reporting unit may not be recoverable (See Note 7 for further discussion on triggering events). As a result, we performed an undiscounted cash flow analysis of our long-lived assets for potential impairment as of June 1, 2023 and September 20, 2023. Based on the analyses, it was determined that there was no impairment to our long-lived assets.
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
Intangible Assets
Intangible assets other than goodwill primarily consist of acquired finite-lived trade names, customer relationships and developed technology. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset, which was determined based on management’s estimate of the period over which the asset will contribute to our future cash flows (see Note 7).
We evaluate the remaining useful life of our intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. In connection with entering into the Investor Rights Agreement, the Company and Delta entered into Amendment No. 2 to Commercial Cooperation Agreement, dated as of September 21, 2023 (collectively with the Commercial Cooperation Agreement, dated as of January 17, 2020, and Amendment No. 1 thereto, dated as of March 15, 2021, in each case with Delta, the “CCA”), which extended the term of the CCA to September 20, 2029. Certain of our intangible assets were initially valued based on the terms of the original CCA. As a result, we revised the estimated useful life of those assets to reflect the extended contract term.
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
For issued or modified warrants that meet all of the criteria for equity classification, warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, warrants are required to be recorded as a liability at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of warrants are recognized as an unrealized gain or loss.
We recorded the Private Warrants and Public Warrants (as each term is defined below) assumed as part of the Business Combination (see Note 3, Note 9 and Note 19) as liabilities.
Deferred Offering Costs
We capitalized certain legal, accounting and other direct third-party costs related to the Business Combination (see Note 3). Deferred offering costs were included as an asset on the consolidated balance sheets and were deferred until the Business Combination Closing Date, at which time they were deducted from additional paid-in capital of the combined business.
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
For the periods presented in the consolidated statements of operations contained herein, revenue is derived from a variety of sources including, (i) memberships, (ii) flights, (iii) aircraft management and (iv) other.
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
(i) Memberships
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

Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues is deferred and recognized on a straight-line basis over the related contractual period, which is generally but not always 12 months. If a customer qualifies to earn SkyMiles (as defined below) as part of their membership, then a portion of the transaction price is allocated to this performance obligation at contract inception. The amount of the allocation is determined based on our contractual cost for SkyMiles purchases with Delta. If at any time the membership is terminated, any previously unrecognized amounts are recognized in the period of termination.
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
Members pay a fixed quoted amount for flights. The amount can be based on a contractual capped or fixed rate or dynamically priced based on market demand at time of booking. Wholesale customers primarily pay a fixed rate for flights. In addition, flight costs can be paid by members through the purchase of dollar-denominated credits that can be applied to future costs incurred by members, including flight services, annual dues, and other incidental costs such as catering and ground transportation (“Prepaid Blocks”). Prepaid Blocks are deferred and recognized as revenue when the member completes a flight segment. Prepaid Blocks also can generally be used to purchase commercial flights on Delta. Wheels Up, acting in the capacity of an agent, charges the member a ticketing fee to use their commingled funds on a flight provided by Delta, which is recorded on a net basis at the time of booking.
In addition, Wheels Up provides Medallion Status (“Status”) in Delta’s SkyMiles® Program (“SkyMiles”) for purchases of Prepaid Blocks. A member is granted Status free of charge for use during the term of the contract and may assign the Status to any designated individual. A member can use their SkyMiles for purchases of Prepaid Blocks, but they do not earn SkyMiles on Wheels Up flights. Any members that meet the designated spend thresholds for Prepaid Blocks or the designated dollar-denominated flight spend thresholds during the year receive the same Status. We do not owe Delta any consideration for the grant of each Status provided. Status is not a material right at contract inception and does not give rise to a separate performance obligation. The provided Status is not recognized as revenue, but instead is considered a marketing incentive related to future purchases on Delta.
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
Revenue and the associated costs are recognized on a net basis when acting as an agent to arrange for services to be provided by another party, including acting as an intermediary ticketing agent for travel as part of the CCA with Delta and when managed aircraft owners charter their own aircraft. Members can use Prepaid Blocks (defined below) to purchase commercial flights on Delta. Wheels Up charges the member a ticketing fee to use their funds with Delta, which is recorded on a net basis in revenue at the time of booking. Wheels Up passes along the fulfillment of the performance obligation to Delta who actually provides the flight to the member. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. Wheels Up records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft.
(iii) Aircraft Management
We generate fee revenue under management agreements with third-party aircraft owners, which includes the recovery of owner incurred expenses including maintenance coordination, cabin crew and pilots, as well as recharging of certain incurred aircraft operating costs and expenses such as maintenance, fuel, landing fees, parking and other related operating costs. We pass the recovery and recharge costs back to owners at either cost or a predetermined margin. Aircraft management related revenue contains two types of performance obligations. One performance obligation is to provide management services over the contract period. Revenue earned from management services is recognized over the contractual term, on a monthly basis. The second performance obligation is the cost to operate and maintain the aircraft, which is recognized as revenue at the point in time such services were completed.
On September 30, 2023, we completed the sale of our non-core aircraft management business to an unrelated third party. We do not expect to recognize any significant revenue or expenses associated with aircraft management activities in future periods.
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
Flight-Related Services
As part of each flight, there is the option to request flight-related services such as catering or ground transportation for an additional charge. Flight-related services, which are passed through at either cost or a predetermined margin, were $2.8 million, $4.6 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Software Subscription
Subscription revenue consists of fees earned, typically monthly, from third-party operators and other businesses in the private aviation industry for web-based access to Avianis, which is a collaborative suite of flight software tools that we offered through our acquisition of Avianis Systems LLC. Our subscription services provided users software licenses and related support and updates during the term of the arrangement to enable management of flight operations. Revenue was generally recognized from such subscription contracts on a straight-line basis over the contract period. Contracts for related professional services, such as customized training or implementation programs, were either on a time and materials or fixed fee basis. Professional services revenue was generally recognized at the point in time the services were performed.
Other
Other revenue includes sales of whole aircraft (as described below), group charter revenue, cargo revenue, revenue sponsorships and partnership fees, safety and security revenue and special missions including government, defense, emergency and medical transport.
Aircraft Sales
We acquire aircraft from vendors and various other third-party sellers in the private aviation industry. On the acquisition date, we determine whether our intent is to sell the aircraft. Additionally, we may identify certain aircraft within our property and equipment which we intend to sell. If an aircraft is available to be used to service member or customer flights and all of the six specified accounting criteria in ASC 360-10-45-9 are met, we classify the aircraft as an asset held for sale on the consolidated balance sheets. Assets held for sale are reported at the lower of cost or fair value less costs to sell. The gain or loss upon sale of such aircraft is recorded on a net basis as part of income (loss) from operations in the consolidated statements of operations.
If we do not intend to use the aircraft to service member or customer flights prior to the sale, we classify the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within other revenue and cost of revenue in the consolidated statements of operations. We recorded $18.2 million and $86.8 million of other revenue for aircraft sales during the years ended December 31, 2023 and 2022, respectively. There was no revenue recognized for aircraft sales during the year ended December 31, 2021.
Aircraft Maintenance and Repair
Regular maintenance for owned and leased aircraft is expensed as incurred unless covered by a third-party, long-term flight hour service agreement. We have separate service agreements in place covering scheduled and unscheduled repairs of certain aircraft components, as well as the engines for certain owned and leased aircraft in our fleet. Certain of these agreements, whose original terms generally range from 10 to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These power-by-the-hour agreements transfer certain risks, including cost risks, to the third-party service providers. The agreements generally fix the amount we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance program, which are representative of the time and materials that would be consumed. These costs are expensed as the related flight hours or cycles are incurred.
Advertising Costs
We expense the cost of advertising and promoting our services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $8.0 million, $10.5 million and $12.3 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
Equity-Based Compensation
Prior to the Business Combination, we issued equity-based compensation awards to employees and consultants, including stock options, profits interests and restricted interests, under the WUP Management Incentive Plan and WUP Option Plan (as each term is defined in Note 13). In connection with the Business Combination, we adopted and issued restricted stock units (“RSUs”) and stock options under the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated April 1, 2023 (the “Amended and Restated 2021 LTIP”). Equity-based compensation awards are measured on the date of grant based on the estimated fair value of the respective award and the resulting compensation expense is recognized over the requisite service period of the respective award. We account for forfeitures of awards as they occur.
WUP restricted interests had a performance condition that provides for accelerated vesting upon the occurrence of a change in control or an initial public offering including consummation of a transaction with a special-purpose acquisition company. For performance-based awards such as WUP restricted interests and PSUs (as defined below), the grant date fair value of the award is expensed over the vesting period when the performance condition is considered probable of being achieved.
RSUs are measured based upon the fair value of a share of our Common Stock on the date of grant. RSUs typically vest upon a service-based requirement, and we recognize compensation expense on a straight-line basis over the requisite service period. Certain of our RSUs granted under the Amended and Restated 2021 LTIP vest upon achievement of pre-determined performance objectives (“PSUs”), or certain market-based vesting conditions, and may be subject to a participant’s continued service. Compensation expense associated with PSUs is recognized based on the quantity of awards we have determined are probable of vesting and is recognized over the longer of the estimated performance goal attainment period or time vesting period. The grant date fair value of awards with market-based vesting conditions is recognized over the derived service period for the award unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement.
Earnout Shares (as defined below) potentially issuable in three separate tranches to holders of WUP profits interests and restricted interests as part of the Business Combination (see Note 3 and Note 13) are recorded as equity-based compensation. Earnout Shares contain market conditions for vesting. Compensation expense related to an award with a market condition is recognized on a tranche-by-tranche basis (accelerated attribution method) over the requisite service period and is not reversed if the market condition is not satisfied.
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
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to Wheels Up by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of shares of Common Stock outstanding plus the effect of dilutive potential shares of Common Stock outstanding during the period. During the periods when there is a net loss, potentially dilutive shares of Common Stock are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.
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
Accounting Pronouncements Not Yet Effective
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. The amendments in ASU 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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
Upon closing of the Business Combination, all outstanding WUP common interests and WUP preferred interests (including WUP restricted interests), as well as shares underlying WUP options, were converted into 19.0 million shares of Common Stock and rolled over into the combined business. In addition, there were 2.9 million outstanding WUP profits interests recapitalized in connection with the Business Combination that can be exchanged on a value-for-value basis for Common Stock subject to vesting.
Upon closing of the Business Combination, Aspirational and Aspirational’s public shareholders held 600 thousand and 1.1 million shares of Common Stock, respectively.
All references to numbers of common shares and per common share data prior to the Business Combination in these consolidated financial statements and related notes have been retroactively adjusted to account for the effect of the reverse recapitalization. The reported share and per share amounts, have been converted by applying the exchange ratio established in the Merger Agreement of 0.4604, which was based on the Wheels Up implied price per share prior to the Business Combination (the “Exchange Ratio”). On the Business Combination Closing Date, we received approximately $656.3 million in gross proceeds. In connection with the Business Combination, we incurred $70.4 million of transaction costs, consisting of advisory, legal, share registration and other professional fees, which are recorded within additional paid-in capital as a reduction of proceeds.
PIPE Investment
In connection with the Business Combination, Aspirational entered into subscription agreements with certain investors (the “PIPE Investors”), whereby Aspirational issued 5.5 million shares of common stock at a price of $100.00 per share (the “PIPE Shares”) for an aggregate purchase price of $550 million (the “PIPE Investment”), which closed simultaneously with the consummation of the Business Combination. On the Business Combination Closing Date, the PIPE Shares were automatically converted into shares of Common Stock on a one-for-one basis.
Earnout Shares
Further, as part of the Business Combination, existing holders of WUP equity, including holders of profits interests and restricted interests, but excluding holders of stock options, have the right to receive up to an aggregate of 0.9 million additional shares of Common Stock in three equal tranches, which are issuable upon the achievement of Common Stock share price thresholds of $125.00, $150.00 and $175.00 for any 20 trading days within a period of 30 consecutive trading days within five years of the Business Combination Closing Date, respectively (the “Earnout Shares”).
Public Warrants and Private Warrants
The Warrants assumed in the Business Combination include (i) 7,991,544 redeemable warrants sold by Aspirational as part of its initial public offering (the “Public Warrants”) of 23,974,362 units, which consisted of one share of Common Stock and one-third of one warrant exercisable for Common Stock, and (ii) 4,529,950 warrants privately sold by Aspirational at a price of $1.50 per Warrant to Aspirational Consumer Lifestyle Sponsor LLC (the “Sponsor”) simultaneously with the closing of the Aspirational initial public offering exercisable for Common Stock (the “Private Warrants” and collectively with the Public Warrants, the “Warrants”). Taking into account the Reverse Stock Split, each whole Warrant entitles the holder to purchase 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock.

4.     REVENUE
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Year Ended December 31,
	2023	2022	2021
Services transferred at a point in time:
Flights, net of discounts and incentives	$884,065	$1,073,094	$873,724
Aircraft management	159,150	232,248	215,368
Other	102,352	166,732	20,910

Services transferred over time:
Memberships	82,857	90,132	69,592
Aircraft management	16,679	9,784	9,897
Other	8,214	7,770	4,768
Total	$1,253,317	$1,579,760	$1,194,259

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
•Aircraft management — The fixed monthly fee to manage the aircraft over the contractual term plus the recovery of owner-incurred expenses and recharge costs that are based on the expenses we incur to operate and maintain the aircraft; and
•Other  — Generally based on contractual amounts or time and materials incurred for the work performed or services rendered.
If there is a group of performance obligations bundled in a contract, the transaction price is allocated based upon the relative standalone selling prices of the promised services underlying each performance obligation.

Payment Terms
Under standard payment terms, the member or customer agrees to pay the full stated price in the contract and financing of the transaction is not provided. Revenue in the consolidated statements of operations is presented net of discounts and incentives of $9.6 million, $12.2 million and $17.0 million, for the years ended December 31, 2023, 2022 and 2021, respectively. We generally do not issue refunds for flights unless there is a failure to meet a service obligation with respect to such flight. Refunded amounts for initiation fees and annual dues are granted to some customers that no longer wish to remain members following their first flight and were $3.5 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively.
Contract Balances
Receivables from members and customer contracts are included within accounts receivable, net, on the consolidated balance sheets. Accounts receivable, net consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Gross receivables from members and customers	$43,970	$112,243
Undeposited funds	2,131	10,122
Less: Allowance for credit losses	(7,864)	(9,982)
Accounts receivable, net	$38,237	$112,383
Contract liabilities represent obligations to transfer services to a member or customer for which we have already received consideration. Purchases of flights, Prepaid Blocks, initiation fees, including flight credits, and annual dues payments are received up front in advance of performance under the contract and initially deferred as a liability.
The balance classified as current deferred revenue includes prepaid flights and flight credits, annual dues and initiation fees. Prepaid flights and flight credits are redeemable for flights at any time. The balance classified as non-current deferred revenue includes amounts to be recognized beyond 12 months following the balance sheet date.
Deferred revenue consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Flights - prepaid	$686,413	$1,023,985
Memberships - annual dues	33,890	43,970
Memberships - initiation fees	2,377	3,899
Flights - credits	1,366	4,246
Other	183	775
Deferred revenue - total	$724,229	$1,076,875
Changes in deferred revenue for the year ended December 31, 2023 were as follows (in thousands):

Deferred revenue as of December 31, 2022	$1,076,875
Amounts deferred during the period	593,635
Revenue recognized from amounts included in the deferred revenue beginning balance	(680,892)
Revenue from current period sales	(265,389)
Deferred revenue as of December 31, 2023	$724,229
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2023 was as follows (in thousands):

2024	$484,009
2025	120,155
2026	120,065
Total	$724,229
Costs to Obtain Contract
Commissions are granted to certain employees and consultants separately for the initial sales of memberships, additional subsequent contract renewals, flights or when members purchase Prepaid Blocks on their accounts. Commissions are also granted for the execution of aircraft management agreements, additional subsequent contract renewals and performance over the contractual term. In addition, members are eligible to receive a credit if they refer a new customer who signs up for a membership in the Wheels Up program. The cost of commissions and referral fees are capitalized as an asset on the consolidated balance sheets as these are incremental amounts directly related to attaining a contract with a member. Capitalized costs related to sales commissions and referral fees were $8.1 million, $16.3 million and $13.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023 and 2022, capitalized sales commissions and referral fees of $4.8 million and $8.7 million, respectively, were included in Other current assets, and $0.4 million and $1.3 million, respectively, were included in Other non-current assets on the consolidated balance sheets.
Amounts capitalized for certain costs incurred to obtain a contract are periodically reviewed for impairment and amortized on a straight-line basis concurrently over the same period of benefit in which the associated contract revenue is recognized. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the consolidated statements of operations was $9.5 million, $16.3 million and $9.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
5.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Aircraft	$475,058	$566,338
Software development costs	81,075	65,303
Leasehold improvements	22,899	11,930
Computer equipment	3,515	3,014
Building and improvements	1,424	1,424
Furniture and fixtures	4,618	3,208
Tooling	3,898	3,835
Vehicles	2,166	1,538
	594,653	656,590

Less: Accumulated depreciation and amortization	(256,939)	(262,031)
Total	$337,714	$394,559
Depreciation and amortization expense related to property and equipment was $37.1 million, $43.5 million and $34.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization expense related to software development costs, included as part of depreciation and amortization expense of property and equipment, was $15.1 million, $14.6 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021 respectively.

6.    ACQUISITIONS AND DIVESTITURES
Air Partner plc Acquisition
On April 1, 2022, we acquired all of the outstanding equity of Air Partner plc (“Air Partner”) for a total purchase price of $108.2 million in cash. Air Partner is a United Kingdom-based international aviation services group that upon acquisition provided us with operations in 18 locations across four continents. Acquisition-related costs for Air Partner of $2.9 million were included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2022. The acquisition of Air Partner was determined to be a business combination.
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
The intangible asset fair value measurements are primarily based on significant inputs that are not observable in the market which represent a Level 3 measurement (see Note 2). The valuation method used for the Air Partner intangible assets was the income approach.
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
Mountain Aviation, LLC Acquisition
On January 5, 2021, we acquired all of the outstanding equity of Mountain Aviation, LLC (“Mountain Aviation”) for a total purchase price of $40.2 million, consisting of $30.2 million in WUP common interests and $10.0 million in cash. In addition, there was a potential incremental cash earn-out of up to $15.0 million based on achieving certain financial performance metrics related to certain special missions, which represented contingent consideration, and would have been payable in the second quarter of 2023 to the extent achieved. The estimated fair value of the earn-out payment using a Monte Carlo simulation model as of the acquisition date was $0. No contingent consideration was received during the year ended December 31, 2023. The valuation of the earn-out was based on significant inputs that are not observable in the market; therefore, it was a Level 3 financial instrument. Mountain Aviation added to our Super-Midsize jet fleet and operations, provided full-service in-house maintenance capabilities, expanded our presence in the Western U.S. and enhanced our on-demand transcontinental charter flight capabilities. Acquisition-related costs for Mountain Aviation of $2.0 million were included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2022. The acquisition of Mountain Aviation was determined to be a business combination.
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
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary represents the consolidated results of operations as if the 2021 acquisition of Mountain Aviation and the 2022 acquisitions of Alante Air and Air Partner had been completed as of January 1, 2021. The unaudited pro forma financial results for 2021 reflect the results for the year ended December 31, 2021. The unaudited pro forma financial results for 2022 reflect the results for the year ended December 31, 2022, as well as the effects of pro forma adjustments for the transactions in 2022. The unaudited pro forma financial information includes the accounting effects of the acquisitions, including adjustments to the amortization of intangible assets and professional fees associated with the transactions. The pro forma results were based on estimates and assumptions, which we believe are reasonable but remain subject to adjustment. The unaudited pro forma summary does not necessarily reflect the actual results that would have been achieved had the companies been combined during the periods presented, nor is it necessarily indicative of future consolidated results (in thousands, except per share data).

	Year Ended December 31,
	2022	2021
Net revenue	$1,617,578	$1,346,140
Net loss	$(505,538)	$(186,752)
Net loss attributable to Wheels Up Experience Inc.	$(505,151)	$(180,740)
Net loss per share	$(20.56)	$(8.83)
Divestiture of Aircraft Management Business
On September 30, 2023, (the “ACM Closing Date”), WUP, pursuant to an equity purchase agreement (the “Purchase Agreement”) with Executive AirShare LLC, completed the sale of 100% of the issued and outstanding equity interests of Circadian Aviation LLC, our indirect subsidiary (“Circadian”). The ACM Closing Date fair value of the aggregate consideration transferred was $19.1 million and the Company recognized a loss on the sale of $3.0 million. The $19.1 million was comprised of $13.2 million of cash received on the ACM Closing Date, contingent consideration with a fair value of $4.8 million, an escrow receivable of $0.6 million and a non-contingent consideration receivable of $0.5 million. The fair value of the contingent consideration was deemed to be the approximate contract value as of the ACM Closing Date. We received a post-closing final working capital settlement of $3.4 million in the first quarter of 2024.

Circadian was released from all guarantor obligations with respect to the Equipment Notes and Credit Facility (as each term is defined below) on the ACM Closing Date pursuant to certain debt release letters entered into concurrently with the Purchase Agreement.
Concurrently with entering into the Purchase Agreement: (i) WUP entered into a transition services agreement with Circadian, pursuant to which WUP will provide Circadian certain specified services on a temporary basis; (ii) Wheels Up Partners LLC, our indirect subsidiary (“WUP LLC”), entered into a master operating agreement with Circadian, pursuant to which Circadian will conduct certain on-demand charter operations for certain of WUP LLC’s owned aircraft after the ACM Closing Date while such aircraft are transitioned from a FAA operating certificate held by Circadian to the Company’s subsidiaries, and WUP LLC will provide certain maintenance, pilots services, management and other related services for WUP LLC’s owned aircraft during the transition period; and (iii) certain of the Company’s subsidiaries entered into fleet management agreements with Circadian, pursuant to which Circadian will provide certain maintenance, pilots services, management and other related services for managed aircraft after the ACM Closing Date while they are transitioned from a FAA operating certificate held by the applicable Company subsidiary to Circadian.

7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents goodwill carrying value and the movements, by reporting unit, during the years ended December 31, 2023 and 2022 (in thousands):

	WUP Legacy	Air Partner	Total
Balance as of December 31, 2021	$437,398	$—	$437,398
Acquisition of Alante Air	13,069	—	13,069
Acquisition of Air Partner	—	83,559	83,559
Impairment of goodwill	(180,000)	—	(180,000)
Foreign currency translation adjustment	—	(5,908)	(5,908)
Balance as of December 31, 2022(1)	270,467	77,651	348,118
Acquisitions(2)	—	350	350
Impairment of goodwill	(126,200)	—	(126,200)
Divestitures(3)	(8,169)	—	(8,169)
Foreign currency translation adjustment	—	4,109	4,109
Balance as of December 31, 2023(4)	$136,098	$82,110	$218,208
(1)    Net of accumulated impairment losses of $180 million, all of which was recognized during the year ended December 31, 2022.
(2)    Reflects the current period impact of measurement period adjustments (See Note 6).
(3)    Reflects the amount of goodwill allocated to the divestiture of the aircraft management business (See Note 6).
(4)    Net of accumulated impairment losses of $306.2 million.

Goodwill Impairment
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
During December 2022, we saw sustained decreases in the quoted price of our Common Stock and revised our forecast for the WUP Legacy reporting unit. As a result of these factors, we concluded a triggering event had occurred for WUP Legacy and, accordingly, performed an interim quantitative impairment test over the reporting unit as of December 31, 2022. Using the income approach, we calculated the fair value of WUP Legacy as of December 31, 2022, based on the present value of estimated future cash flows. The significant underlying unobservable inputs used to measure the fair value included forecasted revenue growth rates and margins, weighted average cost of capital, normalized working capital level and projected long-term growth rates. As a result of this assessment, a goodwill impairment charge of $118.0 million was recorded to WUP Legacy. The decline in the fair value of the reporting unit, as compared to the quantitative impairment test performed as of October 1, 2022, was primarily due to the revised forecast for the reporting unit.
During the second quarter of 2023, we determined that, because of continued negative cash flows and changes in our management and business strategy, we determined that there was an indication that it was more likely than not that the fair value of our WUP Legacy reporting unit was less than its carrying amount. We performed an interim quantitative impairment assessment of goodwill as of June 1, 2023. Using a discounted cash flow approach, we calculated the fair value of WUP Legacy based on the present value of estimated future cash flows. The significant underlying inputs used to measure the fair value included forecasted revenue growth rates and margins, weighted average cost of capital, normalized working capital level and projected long-term growth rates. As a result of this assessment, we recognized a goodwill impairment charge of $70.0 million relating to the WUP Legacy reporting unit during the three months ended June 30, 2023. The decline in the fair value of the reporting unit was primarily due to a more material reduction in working capital than expected during the three months ended June 30, 2023, as well as an increase in the discount rate.
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
During the third quarter of 2023, we determined that upon entering into the Term Loan and Revolving Credit Facility on September 20, 2023 (see Note 10), and due to associated changes to our ownership and governance structure on that same date (see Note 13), there was an indication that the fair value of the WUP Legacy reporting unit was less than its carrying amount. We performed an interim quantitative impairment assessment of goodwill as of September 20, 2023. Using a discounted cash flow approach, we calculated the fair value of WUP Legacy, based on the present value of estimated future cash flows. The significant underlying inputs used to measure the fair value included forecasted revenue growth rates and margins, weighted average cost of capital, normalized working capital level and projected long-term growth rates. As a result of this assessment, we recognized a goodwill impairment charge of $56.2 million relating to the WUP Legacy reporting unit during the three months ended September 30, 2023. The impairment charge represents the amount by which the carrying value of the reporting unit as of the assessment date exceeded the estimated fair value of the reporting unit as of the assessment date. Since the previous analysis on June 1, 2023, the fair value of the reporting unit increased as a result of the run-off of unprofitable periods in our estimated future cash flows; however, the carrying value of the reporting unit increased in a substantially equivalent amount due to the issuance of the Term Loan (see Note 10) and Initial Shares (as defined in Note 13).
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

We completed our annual goodwill impairment tests over our reporting units as of October 1, 2023, and determined that there was no impairment as of that date.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$31,325	$48,675
Customer relationships	89,121	34,920	54,201
Trade name	11,939	5,402	6,537
Developed technology	20,556	12,329	8,227
Leasehold interest – favorable	600	102	498
Foreign currency translation adjustment	(589)	(217)	(372)
Total	$201,627	$83,861	$117,766

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$23,644	$56,356
Customer relationships	91,121	24,613	66,508
Trade name	16,161	8,294	7,867
Developed technology	20,556	9,332	11,224
Leasehold interest – favorable	600	80	520
Backlog	1,458	880	578
Foreign currency translation adjustment	(1,662)	(374)	(1,288)
Total	$208,234	$66,469	$141,765
Amortization expense of intangible assets was $23.3 million, $24.4 million and $21.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Intangible Liabilities
Associated with our acquisition of Delta Private Jets on January 17, 2020, we recognized intangible liabilities for the fair value of complimentary Connect Memberships provided to existing Delta SkyMiles 360 customers as of the acquisition date. The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$7,798	$12,202

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$5,917	$14,083

Amortization of intangible liabilities, which reduces amortization expense was $1.9 million, $2.0 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Future amortization expense of intangible assets and intangible liabilities held as of December 31, 2023 are as follows (in thousands):

Year ending December 31,	Intangible Assets	Intangible Liabilities
2024	$20,743	$1,525
2025	20,330	1,525
2026	19,463	1,525
2027	14,889	1,525
2028	14,239	1,525
Thereafter	28,102	4,577
Total	$117,766	$12,202

8.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Cash	$263,815	$155,555
Money market funds	94	230,626
Treasury bills	—	199,700
Total	$263,909	$585,881
Interest income from cash equivalents of $6.1 million, $3.7 million and $0.1 million was recorded in interest income in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.
Restricted Cash
As of December 31, 2023 and December 31, 2022, restricted cash primarily consisted of $17.9 million and $26.3 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions, and $6.2 million and $7.7 million, respectively, held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates, and $3.4 million and nil, respectively, held by financial institutions to collateralize against our credit card programs. The standby letters of credit required by lessors expire on December 31, 2033 and June 30, 2034.
A reconciliation of cash and cash equivalents and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows is shown below (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$263,909	$585,881
Restricted cash	28,916	34,272
Total	$292,825	$620,153
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
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of December 31, 2021, the total amount of deferred payments outstanding was $3.1 million. The amounts paid as of December 31, 2022 were $2.4 million and the remaining balance of $0.7 million was recorded in other current liabilities on the consolidated balance sheet and fully repaid during the year ended December 31, 2023.

9.    LONG-TERM DEBT
The following table presents the components of long-term debt on our consolidated balance sheet at December 31, 2023 (in thousands, except weighted average interest rates):

	Weighted Average Interest Rate	December 31, 2023	December 31, 2022
2022-1 Equipment Note Financing	12.0%	$214,878	$270,000
Term Loan	10.0%	400,453	—
Total debt		615,331	270,000
Less: Total unamortized debt discount and debt issuance costs		356,259	16,760
Less: Current maturities of long-term debt		23,998	27,006
Long-term debt, net		$235,074	$226,234
Maturities of our debt for the next five years are as follows (in thousands):

Maturities
2024	$23,998
2025	41,412
2026	37,809
2027	32,161
2028	479,951
Total	$615,331

2022-1 Equipment Note Financing
On October 14, 2022, Wheels Up Partners LLC, our indirect subsidiary (“WUP LLC”), issued $270.0 million aggregate principal of 12% fixed rate equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes were issued for net proceeds (before transaction-related expense) of $259.2 million. The final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029, unless redeemed earlier by WUP LLC. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum with balloon payments due at each maturity date. The Equipment Notes were initially secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries.
The Equipment Notes were sold pursuant to a Note Purchase Agreement, dated as of October 14, 2022 (the “Note Purchase Agreement”), and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). On September 20, 2023, the Company, WUP LLC, certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the Equipment Notes, Wilmington Trust, National Association, and the Equipment Note lenders entered into the Omnibus Amendment No. 1 (the “Omnibus Amendment”). The Omnibus Amendment provides for, among other things (i) reducing the minimum liquidity covenant under the guarantee agreement related to the Equipment Notes (as amended, the “Guarantee”) with respect to the Company and its subsidiaries from $125 million as of the end of each fiscal quarter to $75.0 million on any date, (ii) permitting the execution of the Credit Agreement, (iii) the consent of the Equipment Note lenders that will allow the Company to effect a sale of certain guarantors under the Guarantee, (iv) that if a prepayment under the Term Loan results in the weighted average life of the Term Loan being shorter than that of the Equipment Notes, a redemption of a portion of the Equipment Notes is required, and (v) that if an Equipment Note has a maturity date on or after the maturity of the Term Loan, all obligations under such Equipment Note will be due 90 days prior the maturity of the Term Loan.
The Note Purchase Agreement, the Indentures and the Guarantee, as each was amended by the Omnibus Amendment, contain certain covenants, including a liquidity covenant that requires the Company to maintain minimum aggregate available cash and Cash Equivalents (as defined in the Note Purchase Agreement), including $20.0 million held in deposit for the benefit of the lenders and presented in Other non-current assets on our consolidated balance sheet as of December 31, 2023, of $75.0 million on any date, a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on, among other things: (i) making certain acquisitions, mergers or disposals of its assets; (ii) making certain investments or entering into certain transactions with affiliates; (iii) prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions; and (iv) paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes and the Term Loan and Revolving Credit Facility. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. WUP LLC is also obligated to cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross-collateralized by the other aircraft for which Equipment Notes were issued under the Indentures. The maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default under the Note Purchase Agreement and each Indenture and the related guarantees. As of December 31, 2023, we were in compliance with the covenants under the Note Purchase Agreement, each Indenture and the related guarantees.
Interest and principal payments on the Equipment Notes are payable quarterly on each January 15, April 15, July 15 and October 15, beginning on January 15, 2023. During the year ended December 31, 2023, the Company redeemed in-full the Equipment Notes for 12 aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $28.9 million. We recognized losses on extinguishment of debt associated with the redemptions of $4.4 million in the consolidated statement of operations of during the year ended December 31, 2023. As of December 31, 2023, the carrying value of the 122 aircraft that were subject to first-priority liens under the Equipment Notes was $283.6 million. Amortization expense for debt discounts and deferred financing costs of

$3.7 million and $0.8 million were recorded in interest expense in the consolidated statement of operations for the year ended December 31, 2023 and 2022, respectively. We recognized $4.9 million in General and administrative expense in the consolidated statement of operations associated with executing the Omnibus Amendment during the year ended December 31, 2023.
Delta Promissory Note
On August 8, 2023, the Company entered into a Secured Promissory Note (the “Note”) with Delta, as payee, which was subsequently amended pursuant to the First Amendment thereto, dated August 15, 2023, the Second Amendment thereto, dated August 21, 2023, the Third Amendment thereto, dated September 6, 2023, and the Fourth Amendment thereto, dated September 14, 2023 (collectively with the Note, the “Amended Note”), pursuant to which Delta provided $70.0 million aggregate principal amount of short-term funding to the Company at an interest rate of 10% per annum, which was payable in kind and capitalized to the outstanding principal amount of the Amended Note on a quarterly basis and a maturity date of February 4, 2024. The Amended Note was secured by a first-priority lien on unencumbered assets of the Company and its direct and indirect wholly-owned U.S. subsidiaries, including unencumbered aircraft of WUP LLC. The Amended Note was guaranteed by the Company’s wholly-owned U.S. subsidiaries. On September 20, 2023, the Company repaid all amounts due and owed under the Amended Note using a portion of the proceeds from the Term Loan and entered into a Letter Agreement, dated as of September 20, 2023 with Delta, which terminated the Amended Note and released all liens and guarantees thereunder in connection with such repayment. The repayment of all amounts due and owed under the Amended Note was accounted for as a debt extinguishment, and no gain or loss was recognized.
Term Loan and Revolving Credit Facility
On September 20, 2023, the Company entered into the Credit Agreement, pursuant to which (i) the Lenders provided the Term Loan in the aggregate original principal amount of $350.0 million and (ii) Delta provided commitments for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million. On September 20, 2023, the Company issued the Term Loan of $350.0 million to the Lenders for net proceeds (before transaction-related expense) of $343.0 million.
On November 15, 2023, the Company entered into the Credit Agreement Amendment, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided the Incremental Term Loan in the aggregate original principal amount of $40.0 million. On November 15, 2023, the Company issued the Incremental Term Loan of $40.0 million to the Lenders for net proceeds (before transaction-related expense) of $39.2 million. Upon the closing of the Incremental Term Loan, the Credit Facility consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility in the aggregate original principal amount of $100.0 million.
The scheduled maturity date for the Term Loan is September 20, 2028, and the scheduled maturity date for the Revolving Credit Facility is the earlier of September 20, 2028 and the first date after September 20, 2025 on which all amounts owed with respect to borrowings under the Revolving Credit Facility have been repaid, subject in each case to earlier termination upon acceleration or termination of any obligations upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility (each, a “Loan” and collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each Loan is payable in kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December, and the applicable maturity date. Also, upon the occurrence and during the continuance of an event of default under the Credit Agreement, (y) interest will accrue on the unpaid principal balance of the Loans at the rate then applicable to such Loans plus 2% and (z) interest will accrue on all other outstanding liabilities, interest, expenses, fees and other sums under the Credit Agreement, at a rate equal to the Alternate Base Rate (as defined in the Credit Agreement) plus 2% per annum. If in the future the Company or its subsidiaries either redeem in full the outstanding Equipment Notes or commence payoff at maturity thereof, the Company may elect to make interest payments (or some portion thereof) on any Loans then outstanding in cash.

The Credit Agreement also contains certain covenants and events of default, in each case customary for transactions of this type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding certain accounts, including any segregated account exclusively holding customer deposits, and other assets specified in the Credit Agreement), as well as a junior lien on the Equipment Note Collateral. The Credit Agreement is initially guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of December 31, 2023, we were in compliance with the covenants under the Credit Agreement and related credit documents.
In connection with the funding of the Initial Term Loan, the Company entered into the Original Investor Rights Agreement, pursuant to which the Company issued to the Initial Lenders 141,313,671 shares in the aggregate of Common Stock in a private placement. In addition, the Company agreed to issue an additional 529,926,270 shares in the aggregate of Common Stock. The Investor Rights Agreement also contains certain other terms and conditions related to the Lenders’ ownership of Common Stock, including, among other things, that the Initial Lenders have the right to designate certain members of the Board depending on the level of Common Stock ownership and certain transfer restrictions and liquidity rights.
On November 9, 2023, the Company’s stockholders approved, at the 2023 Special Meeting, the Amended and Restated Certificate of Incorporation, which, among other things, increased the number of shares of Common Stock available for issuance thereunder. In connection with the transactions contemplated by the Credit Agreement Amendment, the Company entered into the Investor Rights Agreement Amendment with each Initial Lender, which contained, among others, certain revisions to reflect the issuance of the Deferred Shares. Substantially concurrently with entering into the Investor Rights Agreement Amendment, on the Final Closing Date, the Company and Initial Lenders entered into the Investor Rights Agreement Joinders with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed the rights and obligations of an Additional Investor (as defined in the Investor Rights Agreement) thereunder, including the right to receive a pro rata portion of the Investor Shares. The Company issued the Deferred Shares to the Lenders on the Final Closing Date in a private placement. The Investor Shares were issued in private placements such that after the Investor Issuances, each Lender was issued a number of shares equal to its pro rata portion of the Investor Shares based on its participation in the Term Loan.
In accordance with ASC 470, Debt, the value of the Initial Term Loan, Initial Issuance, and Deferred Issuance was allocated using a relative fair value allocation. We evaluated features of the three instruments in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company determined that the Term Loan, Initial Issuance and Deferred Issuance did not contain any features that would qualify as a derivative or embedded derivative and require bifurcation. In addition, the Company determined the Initial Issuance and Deferred Issuance should be classified as equity. The allocation on a relative fair value basis resulted in gross amounts recorded of $44.9 million for the Initial Term Loan, $64.2 million for the Initial Issuance and $240.9 million for the Deferred Issuance. The fair value of debt was principally based on inputs such as estimated credit risk, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. These inputs are primarily classified as Level 3 within the ASC 820 fair value hierarchy. The fair value of the Initial Issuance and Deferred Issuance were based on the quoted market prices of Common Stock on the Credit Agreement Closing Date, which represent Level 1 within the ASC 820 fair value hierarchy given these issuances were announced and known by the public.
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
In accordance with ASC 815, Derivatives and Hedging, we determined the reallocation of the Deferred Issuance between the Lenders in connection with the Credit Agreement Amendment and Investor Rights Agreement Joinders that resulted in a pro rata portion of the Investor Shares being issued to the Incremental Term Lenders on the Final Closing Date (“Reallocated Issuance”) represents a modification of a freestanding equity-classified written call option and the modification is to be recognized as if cash had been paid as consideration for the shares of Common Stock issued to the Incremental Term Lenders (collectively, the “Reallocated Shares”). Accordingly, the Reallocated Shares were treated as a debt discount in accordance with the guidance in ASC 835, Interest, and the value of the Incremental Term Loan and the Reallocated Shares was apportioned using a relative fair value allocation. The allocation on a fair value basis resulted in gross amounts recorded of $9.4 million for the Incremental Term Loan and $30.6 million for the Reallocated Shares. The fair value of debt was principally based on inputs such as estimated credit risk, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. These inputs are primarily classified as Level 3 within the ASC 820 fair value hierarchy. The fair value of the Reallocated Shares was based on the quoted closing market price per share of Common Stock on the Final Closing Date, which represent Level 1 within the ASC 820 fair value hierarchy given the Deferred Issuance was announced and known by the public.
Issuance costs of $2.9 million were incurred in connection with the Credit Agreement Amendment and Investor Rights Agreement Amendment. The deferred issuance costs were allocated on a relative fair value basis, resulting in an allocation of $0.7 million for the Incremental Term Loan and $2.2 million for the Reallocated Shares. The initial carrying value of the Incremental Term Loan was $8.7 million as of November 15, 2023, which reflected $0.7 million of unamortized debt issuance costs and $30.6 million of unamortized debt discount.
Amortization of debt discounts and deferred issuance costs associated with the Term Loan of $3.4 million were recorded in interest expense in the consolidated statement of operations for the year ended December 31, 2023.
Prior Financing Arrangements and Promissory Notes
Amortization expense for debt discounts and deferred financing costs, which were associated with debt extinguished in prior periods, of $0.6 million and $1.6 million were recorded in interest expense in the consolidated statement of operations for the years ended December 31, 2022 and December 31, 2021, respectively. As a result of the early repayment of credit facilities and promissory notes in prior periods, we recorded a $2.4 million loss on extinguishment of debt for the year ended December 31, 2021, related to the write off of unamortized debt discounts and deferred financing costs.

10.    FAIR VALUE MEASUREMENTS
Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consist of the following (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$94	$—	$—	$94
Total assets	$94	$—	$—	$94

Liabilities:
Warrant liability - Public Warrants	$7	$—	$—	$7
Warrant liability - Private Warrants	—	5	—	5
Equipment Notes	—	—	256,256	256,256
Term Loan	—	—	297,800	297,800
Total liabilities	$7	$5	$554,056	$554,068

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$230,626	$—	$—	$230,626
Treasury bills	199,700	—	—	199,700
Total Assets	$430,326	$—	$—	$430,326

Liabilities:
Warrant liability - Public Warrants	$479	$—	$—	$479
Warrant liability - Private Warrants	—	272	—	272
Equipment notes	—	270,000	—	270,000
Total liabilities	$479	$270,272	$—	$270,751
The carrying amount of money market funds approximates fair value and is classified within Level 1 because we determined the fair value through quoted market prices.
The Warrants were accounted for as a liability in accordance with ASC 815-40 (see Note 13). The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the consolidated statements of operations. As of December 31, 2023 and 2022, we valued the Warrants by applying the valuation technique of a Monte Carlo simulation model to reflect the redemption conditions. We used Level 2 inputs for the Warrants as of December 31, 2023. We used Level 1 inputs for the Public Warrants and Level 2 inputs for the Private Warrants as of December 31, 2022.
The estimated fair value of the Equipment Notes is categorized as a Level 3 valuation. We considered the appraised value of aircraft subject to first-priority liens under the Equipment Notes, as sourced during the third quarter of 2023 and as required under the Equipment Notes, to determine the fair value of the Equipment Notes as of December 31, 2023.
Due to the relatively short period of time between the issuance of the Term Loan and the measurement date of December 31, 2023, we believe the fair value of the Term Loan as of December 31, 2023, approximated the carrying value (See Note 9).

The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2021	$6,553	$3,715	$10,268
Change in fair value of warrant liability	(6,074)	(3,443)	(9,517)
Fair value as of December 31, 2022	479	272	751
Change in fair value of warrant liability	(472)	(267)	(739)
Fair value as of December 31, 2023	$7	$5	$12

11.    LEASES
Leases primarily pertain to certain controlled aircraft and our corporate headquarters and operational facilities, including aircraft hangars and the Atlanta Member Operations Center, which are all accounted for as operating leases. We sublease an aircraft hangar at Cincinnati/Northern Kentucky International Airport from Delta. Certain of these operating leases have renewal options to further extend for additional time periods at our discretion.
We have certain variable lease agreements with aircraft owners that contain payment terms based on an hourly lease rate multiplied by the number of flight hours during a month. Variable lease payments are not included in the right-of-use asset and lease liability balances but rather are expensed as incurred.
The components of total lease costs are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$38,442	$38,818	$36,079
Short-term lease costs	7,215	10,725	25,334
Variable lease payments	30,854	17,997	16,747
Total lease costs	$76,511	$67,540	$78,160
Lease costs related to leased aircraft and operational facilities are included in cost of revenue in the consolidated statements of operations. Lease costs related to leased corporate headquarters and other office space, including expenses for non-lease components, are included in General and administrative expense in the consolidated statements of operations.
Sublease income is presented in General and administrative expenses in the consolidated statements of operations. Sublease income was not material for any of the years ended December 31, 2023, 2022 and 2021.
Supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$35,914	$38,934	$38,080
Right-of-use assets obtained in exchange for operating lease obligations	$7,989	$50,385	$69,808

Supplemental balance sheet information related to leases are as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years):
Operating leases	6.7	5.9
Weighted-average discount rate:
Operating leases	9.2%	9.0%
Maturities of lease liabilities, as of December 31, 2023, are as follows (in thousands):

Year ending December 31,	Operating Leases
2024	$28,885
2025	17,937
2026	10,466
2027	7,531
2028	6,360
Thereafter	36,751
Total lease payments	107,930
Less: Imputed interest	(30,105)
Total lease obligations	$77,825
12.    STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Stockholders’ Equity
Authorized Shares
Pursuant to the Amended and Restated Certificate of Incorporation, we are authorized to issue 1,525,000,000 shares, consisting of (i) 1,500,000,000 shares of Common Stock and (ii) 25,000,000 shares of preferred stock. Holders of Common Stock are entitled to one vote per share; provided, that by agreement (i) certain Incremental Term Lenders (collectively, the “Non-Citizen Investors”) that are not “citizens of the United States” (as defined in 49 USC § 40102(a)(15)(C)), may be afforded collective voting rights equal to 1% of all shares of Common Stock entitled to vote at a meeting of the Company’s stockholders; (ii) for so long as such Non-Citizen Investors collectively hold such shares of Common Stock, the shares of Common Stock held by CK Wheels in excess of 23.9% of all shares of Common stock entitled to vote at a meeting of the Company’s stockholders, will not have voting rights (subject to ratable adjustment if the Non-Citizen Investors cease to own (beneficially or of record) a certain number of shares of Common Stock); and (iii) any shares owned by Delta above 29.9% will be neutral shares with respect to voting rights, will be voted in proportion to all other votes cast (“for”, “against” or “abstain”) at a meeting of stockholders by stockholders other than Delta.
Reverse Stock Split
Following approval by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on May 31, 2023 (the “2023 Annual Meeting”), the Board of Directors of the Company (the “Board”) approved the Reverse Stock Split of Wheels Up’s outstanding shares of Common Stock, at a reverse stock split ratio of 1-for-10 and contemporaneously with the Reverse Stock Split, the Authorized Share Reduction, which provided for a proportionate reduction in the number of authorized shares of Common Stock from 2.5 billion shares of Common Stock to 250 million shares, each of which became effective immediately after the close of trading on the NYSE on June 7, 2023. The Company’s total stockholders’ equity, in the aggregate, did not change as a result of the Reverse Stock Split and Authorized Share Reduction. In addition, the par value for the Company’s Common Stock remained unchanged. Holders of Common Stock who would otherwise have held fractional shares because the number of shares of Common Stock they held before the Reverse Stock Split was not evenly divisible by the reverse stock split ratio received cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of issuance of such fractional shares.
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
2023 Common Stock Issuances
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
On November 9, 2023, the Company’s stockholders approved, at the 2023 Special Meeting, the Amended and Restated Certificate of Incorporation, which, among other things, increased the number of shares of Common Stock available for issuance thereunder. In connection with the transactions contemplated by the Credit Agreement Amendment, the Company entered into the Investor Rights Agreement Amendment, and substantially concurrently therewith on the Final Closing Date, entered into Investor Rights Agreement Joinders with each Incremental Term Lender (or its applicable affiliate). Thereafter, Company issued 529,926,270 Deferred Shares to the Lenders on the Final Closing Date in a private placement. The Investor Shares were issued in private placements such that after the Investor Issuances, each Lender was issued a number of shares equal to its pro rata portion of the Investor Shares based on its participation in the Term Loan.
The Company recorded the Deferred Issuance as a forward contract for Common Stock within Additional paid-in capital on the consolidated balance sheet during the third quarter of 2023. The amount recorded for the Deferred Issuance was determined using the relative fair value basis, which resulted in allocated gross proceeds of $240.9 million for the Deferred Issuance. Issuance costs of $18.3 million were recorded as a reduction to Additional paid-in capital during the year ended December 31, 2023.
On the November 15, 2023, the Company and Initial Lenders entered into the Investor Rights Agreement Joinders with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed the rights and obligations of an Additional Investor (as defined in the Investor Rights Agreement) thereunder, including the right to receive a pro rata portion of the Investor Shares. As a result, 68,845,122 of the Deferred Shares (the Reallocated Shares) were issued to the Incremental Term Lenders. The Company recorded the Reallocated Shares within Additional paid-in capital on the consolidated balance sheet during the fourth quarter of 2023. The amount recorded for the Reallocated shares was determined using the relative fair value basis, which resulted in allocated gross proceeds of $30.6 million. Issuance costs of $2.2 million were recorded as a reduction to Additional paid-in capital during the year ended December 31, 2023.
Equity-Based Compensation
As of December 31, 2023, we had nine equity-based compensation plans that were approved by the board of directors of WUP (collectively, the “WUP Management Incentive Plan”) prior to the Business Combination, as well as the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”). Following the consummation of the Business Combination, no new grants can be made under the WUP Management Incentive Plan or the WUP Option Plan.
In connection with the Business Combination, the Board and stockholders of Wheels Up adopted the Wheels Up Experience Inc. Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other qualified persons. Following approval by the Board, at the 2023 Annual Meeting, the Company’s stockholders approved the Amended and Restated 2021 LTIP to increase the aggregate number of shares of Common Stock available for awards made thereunder by 24,150,000 shares (2,415,000 shares after giving effect to the Reverse Stock Split) and amend certain other plan provisions. The Amended and Restated 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, RSUs, rights, other stock-based awards, performance awards, cash awards or any combination of the foregoing.
As of the Business Combination Closing Date, in connection with the Business Combination, the Board granted accelerated vesting of approximately 18 months on all outstanding equity-based compensation awards granted under the WUP Management Incentive Plan or WUP Option Plan. This modification to our awards resulted in the acceleration of all remaining compensation cost due to a shorter requisite service period as compared to the original award. There was no change to the fair value or incremental compensation cost incurred.
On June 30, 2022, the Board adopted the Wheels Up Experience Inc. 2022 Inducement Grant Plan (the “2022 Inducement Grant Plan”) to be used for a one-time employment inducement grant, pursuant to NYSE Rule 303A.08, for Todd Smith, in connection with his appointment as Chief Financial Officer. The maximum number of awards that could be granted under the 2022 Inducement Grant Plan were 2,051,282 shares of Common Stock (205,128 shares of Common Stock after giving effect to the Reverse Stock Split), which were all granted in the form of RSUs to Mr. Smith on July 1, 2022. RSU awards granted under the 2022 Inducement Grant Plan contain generally the same terms as other awards granted under the Original 2021 LTIP during the fiscal year ended December 31, 2022.
WUP Management Incentive Plan
In March 2014, the WUP Management Incentive Plan was established, which provided for the issuance of WUP profits interests, restricted or unrestricted, to employees, consultants and other qualified persons.
WUP Profits Interests
As of December 31, 2023, an aggregate of 3.1 million profits interests have been authorized and issued under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Common Stock. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and immediately exchanged for the maximum number of shares of Common Stock. The actual number of shares of Common Stock received upon exchange of such WUP profits interests will depend on the trading price per share of Common Stock at the time of such exchange.
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan as of December 31, 2023:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding WUP profits interests as of January 1, 2023	2,881	$4.16
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of December 31, 2023	2,881	$4.16

The weighted-average remaining contractual term as of December 31, 2023 for WUP profits interests outstanding was approximately 7.5 years.
The following table summarizes the status of non-vested WUP profits interests as of December 31, 2023:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested WUP profits interests as of January 1, 2023	170	$4.19
Granted	—	—
Vested	(170)	4.19
Forfeited	—	—
Non-vested WUP profits interests as of December 31, 2023	—	$—
The total fair value of vested WUP profits interests amounted to $0.7 million for the year ended December 31, 2023.
WUP Restricted Interests
WUP restricted interests were time and performance-based awards that vested with a change in control or initial public offering. As a result, we started recording compensation cost for WUP restricted interests on the Business Combination Closing Date.
The WUP restricted interests granted vested when both of the following conditions were met: (i) ratably over a four-year service period and (ii) upon the first to occur of (A) a change of control and (B) the later to occur of (1) six months after an initial public offering and (2) 30 days after the expiration of any applicable lock-up period in connection with an initial public offering. The WUP restricted interests lock-up period expired on February 8, 2022 and all remaining WUP restricted interests vested during the year ended December 31, 2022.
WUP Option Plan
In December 2016, the WUP Option Plan was established, which provided for the issuance of stock options to purchase WUP common interests at an exercise price based on the fair market value of the interests on the date of grant. Generally, WUP stock options granted vest over a four-year service period and expire on the tenth anniversary of the grant date. As of December 31, 2023, the number of WUP stock options authorized and issued in aggregate under the WUP stock option plan was 1.8 million.
The following table summarizes the activity under the WUP Option Plan as of December 31, 2023:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding WUP stock options as of January 1, 2023	1,280	$75.10	$12.02
Granted	—	—	—
Exercised	—	—	—
Forfeited	(141)	72.48	7.55
Expired	(10)	72.71	6.74
Outstanding WUP stock options as of December 31, 2023	1,129	$75.45	$12.64
Exercisable WUP stock options as of December 31, 2023	1,129	$75.45	$12.64

The aggregate intrinsic value as of December 31, 2023 for WUP stock options that were outstanding and exercisable was nil .
The weighted-average remaining contractual term as of December 31, 2023 for WUP stock options that were outstanding and exercisable was approximately 5.6 years and 5.6 years, respectively.
The following table summarizes the status of non-vested WUP stock options as of December 31, 2023:

	Number of WUP Stock Options	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested WUP stock options as of January 1, 2023	104	$19.95
Granted	—	—
Vested	(102)	20.03
Expired	—	—
Forfeited	(2)	16.01
Non-vested WUP stock options as of December 31, 2023	—	$—
The total fair value of WUP stock options that vested was $2.1 million, $3.9 million and $9.0 million during the years ended December 31, 2023, 2022 and 2021, respectively. The total intrinsic value of WUP stock options exercised during the years ended December 31, 2023 2022 and 2021 was nil, nil and $0.2 million, respectively.
The WUP profits interests, WUP restricted interests, WUP stock options and Wheels Up stock options valuations were determined using Level 3 inputs. The expected seven-year term was estimated using the midpoint of the four-year service period and the ten-year contractual term of the awards. Expected volatility was estimated based on the historical volatilities of publicly traded companies within the airline industry and certain comparable travel technology companies. We used the published yields for zero-coupon Treasury notes to determine the risk-free interest rate. The expected dividend yield is zero as we have never paid and do not currently anticipate paying any cash dividends in the foreseeable future.
Amended and Restated 2021 LTIP
As of December 31, 2023, an aggregate of 5.2 million shares were authorized for issuance under the Amended and Restated 2021 LTIP.

RSUs
Wheels Up RSUs granted under the Amended and Restated 2021 LTIP generally vest at intervals over up to a three-year service period. The following tables summarize the activity under the Amended and Restated 2021 LTIP related to RSUs as of December 31, 2023:

	Number of RSUs(1)	Weighted-Average Grant Date Fair Value
	(In thousands)
Non-vested and outstanding RSUs as of January 1, 2023	1,617	$34.64
Granted(1)	2,324	2.68
Vested	(708)	33.44
Forfeited	(1,385)	15.35
Non-vested and outstanding RSUs as of December 31, 2023	1,848	$9.35
(1) RSU awards granted under the 2022 Inducement Grant Plan contain generally the same terms as other RSU awards granted under the Original 2021 LTIP during the fiscal year ended December 31, 2022. The number of RSUs and weighted-average grant date fair value include 205,128 RSUs granted under the 2022 Inducement Grant Plan in July 2022, of which 136,752 RSUs had vested as of December 31, 2023 and the remaining 68,376 RSUs are scheduled to vest on December 30, 2024, subject to continued service through the final vesting date.
The weighted-average grant-date fair value of RSUs granted was $6.2 million, $54.9 million, $62.2 million during the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $23.7 million, $35.3 million and $0.6 million, respectively.
The total unrecognized compensation cost related to non-vested RSUs was $12.3 million as of December 31, 2023 and is expected to be recognized over a weighted-average period of 1.4 years.
PSUs
Under the terms of the PSUs granted to certain employees, upon the achievement of certain pre-determined performance objectives, each PSU may settle into shares of our Common Stock. The PSUs will vest, if at all, upon the actual achievement of the related performance objectives, subject to specified change of control exceptions.
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to PSUs as of December 31, 2023:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2023	96	$21.68
Granted	145	2.93
Vested	(32)	12.19
Forfeited	(191)	11.59
Non-vested PSUs as of December 31, 2023	18	$2.89

The weighted-average grant-date fair value of PSUs granted during the years ended December 31, 2023, 2022 and 2021 were $0.4 million, $2.5 million and nil, respectively. The total fair value of PSUs that vested during the years ended December 31, 2023, 2022 and 2021 were $0.3 million, nil and nil, respectively.
Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. The total grant date fair value of unvested PSUs as of December 31, 2023 was $0.1 million.

RSUs Subject to Market-Based Vesting Conditions (“Market-Based RSUs”)
The Company previously granted Market-Based RSUs to certain employees, which were settleable into shares of Common Stock. The Market-Based RSUs were subject to vesting, if at all, based on the closing trading price per share of our Common Stock over any 30 consecutive trading day-period that occurred prior to the end date specified in the underlying award agreement, subject to continued service through each such vesting date. Based on the Common Stock trading price, the market conditions for the outstanding Market-Based RSUs were not met, and no shares vested as of June 30, 2023. All outstanding unvested Market-Based RSUs were forfeited and cancelled during the three months ended June 30, 2023.
Wheels Up Stock Options
Wheels Up stock options granted under the Amended and Restated 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to Wheels Up stock options as of December 31, 2023:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(In thousands)
Outstanding Wheels Up stock options as of January 1, 2023	77	$100.00	$47.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of December 31, 2023	77	$100.00	$47.52
Exercisable Wheels Up stock options as of December 31, 2023	77	$100.00	$47.52
The weighted-average grant-date fair value of Wheels Up stock options granted during the years ended December 31, 2023, 2022 and 2021 were nil, nil and $4.4 million, respectively. The total fair value of Wheels Up stock options that vested during the years ended December 31, 2023, 2022 and 2021 were nil, $2.9 million and $0.7 million, respectively. No options were exercised during the years ended December 31, 2022 and 2021.
The aggregate intrinsic value as of December 31, 2023 for Wheels Up stock options that were outstanding and exercisable was $0.
The weighted-average remaining contractual term as of December 31, 2023 for Wheels Up stock options that were outstanding and exercisable was approximately 3.9 years and 3.9 years, respectively.
Executive Performance Award
On November 30, 2023, the Compensation Committee of the Board approved the Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023 (the “CEO Performance Award”), granted to George Mattson, the Company’s Chief Executive Officer. Except as set forth in Section III.A of the Amended and Restated 2021 LTIP, the CEO Performance Award incorporates the terms of the existing Amended and Restated 2021 LTIP, as it may be amended from time-to-time. The CEO Performance Award is intended to constitute a standalone employee benefit plan and any shares of Common Stock issued under the CEO Performance Award will not be issued under, or count against the number of shares of Common Stock reserved pursuant to, the Amended and Restated 2021 LTIP. The issuance of any shares under the CEO Performance Award upon vesting is contingent upon receipt of the approval of the award by the Company’s stockholders. If the CEO Performance Award is not approved by the Company’s stockholders at a future annual or special meeting of the Company’s stockholders or by written consent of the Company’s stockholders, or if on any Determination Date (as defined below) there is not a sufficient amount of shares authorized by the Company's stockholders to deliver the number of shares due under the

CEO Performance Award, then upon vesting, if at all, any amounts payable under the CEO Performance Award will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The CEO Performance Award is a one-time performance award granted to our Chief Executive Officer in lieu of future annual equity compensation grants and is intended to provide him with the opportunity to share in the long-term growth of the value of the Company. The award consists of a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of the Company’s borrowings under the $390.0 million Term Loan, if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of the CEO Performance Award will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, so long as our Chief Executive Officer remains employed with the Company as of such dates. A “Repayment Event” includes certain refinancings of the Term Loan on or before September 20, 2028, the scheduled maturity date of the Term Loan. Subject to the satisfaction of the applicable vesting conditions described above, the number of shares of Common Stock that may vest and be issued to our Chief Executive Officer will first be determined on December 31st of the year in which a Repayment Event occurs, and then on December 31st of each subsequent year (each such date, a “Determination Date”) until December 31, 2028 (the “Final Determination Date”). At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable to our Chief Executive Officer in connection with such Determination Date, if any, will be determined using the then applicable percentage associated with the service-based vesting condition (the “Service Vested Percentage”).
The number of shares of Common Stock subject to vesting and issuance, if any, to our Chief Executive Officer on each Determination Date following a Repayment Event is based on a formula that aligns the number of shares of Common Stock issuable to our Chief Executive Officer with the repayment or refinancing of the Term Loan and Revolving Credit Facility, the then applicable dollar value of the shares of Common Stock issued to the Lenders under the Investor Rights Agreement and the volume weighted average price per share of Common Stock during the 60 trading day period prior to the applicable Determination Date (the “VWAP”). The number of shares of Common Stock, if any, issuable under the CEO Performance Award will vary depending on, among other things: (i) the occurrence and timing of a Repayment Event; (ii) the Lenders’ Total Investor Return (as defined in the CEO Performance Award) as a multiple of the aggregate principal amount of the Term Loan and any borrowings under the Revolving Credit Facility (as of the applicable Determination Date, the “Investor Multiple on Invested Capital”), if any; and (iii) the Service Vested Percentage as of the applicable Determination Date. There can be no assurance that the vesting conditions will be satisfied or that the foregoing variables will result in the vesting and issuance of any shares of Common Stock or payments of cash pursuant to the CEO Performance Award.
The performance-based vesting conditions for the CEO Performance Award were not met and no shares vested as of December 31, 2023. As of December 31, 2023, the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the Term Loan. The grant-date fair value of the CEO Performance Award, using a Monte Carlo simulation model, was $148.4 million. The derived service period for the award began on November 30, 2023, and is 5.2 years. For the CEO Performance Award, if realized, to be fully settled in connection with the Final Determination Date at a level consistent with the estimated grant date fair value, the Investor Multiple on Invested Capital will need to be greater than four times. We recognized compensation expense of $2.5 million associated with the CEO Performance Award during the year ended December 31, 2023, and the remaining outstanding expense is expected to be recognized over 5.1 years. As of December 31, 2023, since we have not obtained authorization from the Company’s stockholders for shares of Common Stock to satisfy settlement of the award in the form of the issuance of new shares, the carrying amount of award has been classified as mezzanine equity in the consolidated balance sheet under Contingent performance awards.
Subsequent to December 31, 2023, we granted a contingent performance award to our Chief Financial Officer with similar performance- and service-based vesting conditions with a grant-date fair value, using a Monte Carlo simulation model, of $50.9 million (see Note 21).
Fair Value Estimates
We estimated fair value to measure compensation cost of the WUP profits interests, WUP restricted interests, WUP stock options, Wheels Up stock options and the CEO Performance Award on the date of grant using techniques that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, management considered, among other factors, the nature of the instrument, the market risks that it embodies, and the expected means of settlement.
Estimating fair values of the WUP profits interests, WUP restricted interests, WUP stock options, Wheels Up stock options and CEO Performance Award requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external factors. In addition, option-pricing models are highly volatile and sensitive to changes.
The following table summarizes the significant assumptions used to estimate the fair value on the date of grant:

	2023(1)	2022	2021(2)
Expected term (in years)	5.2	n/a	7
Volatility	60%	n/a	46%
Risk-free rate	4.3%	n/a	1.2%
Expected dividend rate	0%	n/a	0%
(1) Assumptions used in the Monte Carlo simulation related to the CEO Performance Award.
(2) Assumptions used in the Black Scholes model related to the Wheels Up Stock Options.
Equity-Based Compensation Expense
Compensation expense for WUP profits interests recognized in the consolidated statements of operations was $0.1 million, $1.3 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Compensation expense for WUP restricted interests recognized in the consolidated statements of operations was nil, $4.3 million and $14.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Compensation expense for WUP stock options under the WUP Option Plan and Wheels Up stock options under the Amended and Restated 2021 LTIP recognized in the consolidated statements of operations was $1.1 million, $7.7 million and $8.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Compensation expense for RSUs and PSUs under the Amended and Restated 2021 LTIP recognized in the consolidated statements of operations was $16.7 million, $41.1 million and $7.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Compensation expense for the CEO Performance Award recognized in the consolidated statements of operations was $2.5 million, nil and nil for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes equity-based compensation expense recognized by consolidated statement of operations line item (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$3,927	$14,456	$4,541
Technology and development	2,096	3,180	1,340
Sales and marketing	1,764	11,009	5,185
General and administrative	17,846	60,334	38,607
Total equity-based compensation expense	$25,633	$88,979	$49,673
Earnout Shares
The 0.9 million Earnout Shares vest with the achievement of separate market conditions. One-third of the Earnout Shares will meet the market condition when the closing Common Stock price is greater than or equal to

$125.00 for any 20 trading days within a period of 30 consecutive trading days within five years of the Business Combination Closing Date. An additional one-third will vest when the Common Stock is greater than or equal to $150.00 over the same measurement period. The final one-third will vest when the Common Stock is greater than or equal to $175.00 over the same measurement period.
Earnout Shares are attributable to vested WUP profits interests and restricted interests as of the date each of the Earnout Share market conditions are met. No Earnout Shares have been issued as of December 31, 2023.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Closing Date and had a weighted-average period of 1.7 years.
Based on the Common Stock trading price the market conditions were not met and no Earnout Shares vested as of December 31, 2023. Compensation expense for Earnout Shares recognized in the consolidated statements of operations was $1.4 million, $38.5 million and $18.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Treasury Stock
As of December 31, 2023, we had 275,707 shares of treasury stock. The increase in treasury stock during the year ended December 31, 2023 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of RSUs, as well as shares of Common Stock acquired from stockholders who would otherwise have held fractional shares because the number of shares of Common Stock they held before the Reverse Stock Split was not evenly divisible by the reverse stock split ratio, which the Company acquired for cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of issuance of such fractional shares of Common Stock. During the year ended December 31, 2023, we did not cancel or reissue any shares of Common Stock held as treasury stock.

13.    WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 Public Warrants and 4,529,950 Private Warrants. On the Business Combination Closing Date, Wheels Up assumed the Warrants. Each whole warrant entitles the holder to purchase 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock. The Warrants became exercisable on September 25, 2021, which was 12 months after the closing of the Aspirational initial public offering, and expire on July 13, 2026 or earlier upon redemption or liquidation.
The Warrants are redeemable if certain conditions are met, as described below:
Redemption of Warrants when the price of Common Stock equals or exceeds $180.00: Once the Warrants become exercisable, Wheels Up may redeem the outstanding Warrants (except as described below with respect to the Private Warrants):
•in whole and not in part;
•at a price of $0.01 per Warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each Warrant holder;
•if, and only if, the last reported Common Stock sales price for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which Wheels Up sends the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $180.00 per share (as adjusted); and
•if there is an effective registration statement covering the issuance of the shares of Common Stock issuable upon exercise of the Warrants available during the 30-day redemption period.

Redemption of Warrants when the price of Common Stock equals or exceeds $100.00: Once the Warrants become exercisable, Wheels Up may redeem the outstanding Warrants:
•in whole and not in part;
•at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption; provided, that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the then applicable fair market value per whole share of Common Stock;
•if, and only if, the Reference Value equals or exceeds $100.00 per share (as adjusted); and
•if the Reference Value is less than $180.00 per share (as adjusted), the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.
The exercise price and number of shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend or subdivision of shares, extraordinary dividend, share consolidation or combination, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of shares at a price below its exercise price. Additionally, in no event will Wheels Up be required to net cash settle the Public Warrants.
The Private Warrants are identical to the Public Warrants underlying the units sold in the Aspirational initial public offering, except that the Private Warrants and the Common Stock issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until 30 days after the Business Combination Closing Date, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by Wheels Up and exercisable by such holders on the same basis as the Public Warrants.
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
We evaluated the Warrants under ASC 815-40-15, which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. We determined that the Private Warrants are not indexed to Common Stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, we concluded the Tender Offer Provision included in the warrant agreement fails the classified as equity criteria as contemplated by ASC 815-40-25. As a result of the above, the Warrants are classified as derivative liabilities.

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
The calculation of non-controlling interests is as follows:

	December 31, 2023		December 31, 2022
Number of LLC common units held by Wheels Up(1)	696,856,131	100.0%	24,933,857	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total LLC common units and vested WUP profits interests outstanding	696,856,131	100.0%	24,933,857	100.0%
(1) WUP common units represent an equivalent ownership of Common Stock outstanding.
(2) Based on the closing price of Common Stock on the last trading day of the period covered by this Annual Report, there would be no WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of December 31, 2023.

Weighted average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted average ownership percentage was 0.0%, 0.1% and 3.5% for the years ended December 31, 2023, 2022 and 2021, respectively.

15.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments, primarily in the form of obligations to provide services for which we have already received deferred revenue (see Note 4), lease arrangements (see Note 11), repayment of long-term debt (see Note 9), legal proceedings and sales and use tax liability.
Legal Proceedings
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, as of the date of this Annual Report we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York, which was re-filed against FE in the Supreme Court of the State of New York in New York County on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement that are recorded in Other non-current assets on our consolidated balance sheets for each of the years ended December 31, 2023 and 2022, as well as attorneys’ fees and costs. We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE, but there can be no assurance as to the outcome of the lawsuit against FE. Our success in recovering the amounts from FE will depend upon several factors including the availability of funds by FE for the recoverable amounts. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees, and surcharges relating to our activity. As of December 31, 2023 and December 31, 2022, respectively, we estimate the potential exposure to such tax liability to be $10.5 million and $10.4 million, the expense for which is included in accrued expenses on the consolidated balance sheets and cost of revenue in the consolidated statements of operations.

16.    RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred expenses of $1.9 million, nil and $4.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, from transactions related to the CCA with Delta. As of December 31, 2023, and December 31, 2022, $0.4 million and $2.4 million, respectively, were included in Accrued expenses on the consolidated balance sheets, and $3.6 million and nil, respectively, were included in Other non-current liabilities on the consolidated balance sheets related to transactions associated with the CCA with Delta.
The Company completed certain financing transactions with Delta, CK Wheels and Cox during the year ended December 31, 2023, including the Amended Note, the Term Loan and the issuance of a portion of the Investor Shares to each such party, as applicable, in each case in pro rata amounts equal to the amount of the Term Loan funded by each such party in relation to the total Term Loan. See Note 9 and Note 12 for additional information about the Term Loan, Revolving Credit Facility and issuance of pro rata portions of the Investor Shares to Delta, CK Wheels and Cox during the year ended December 31, 2023.
The remaining transactions with related parties during the years ended December 31, 2023, 2022 and 2021 were immaterial individually and in the aggregate for financial reporting purposes.

17.     RESTRUCTURING AND RELATED CHARGES
On March 1, 2023, we announced a restructuring plan (the “Restructuring Plan”) as part of our previously announced focus on implementing cost reductions and improving the efficiency of our operations, which consisted of a reduction in headcount (excluding pilots, maintenance and operations-support personnel).
During the year ended December 31, 2023, we incurred $17.7 million of charges associated with the Restructuring Plan related to severance payments, employee benefits and equity-based compensation, which represents all cash and non-cash charges expected under the Restructuring Plan. During the fourth quarter of December 31, 2022, we recorded $7.2 million of expenses related to actions taken in the fourth quarter of 2022 and in connection with the Restructuring Plan. During the first half of 2023, the remaining $10.5 million of expenses related to the Restructuring Plan were incurred and recorded in the Company’s consolidated statement of operations, as follows (in thousands):

Cost of revenue	$755
Technology and development	2,299
Sales and marketing	2,058
General and administrative	5,408
Total restructuring expenses	$10,520
As of December 31, 2023, all charges associated with the Restructuring Plan have been paid.

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
Income Tax Expense
The components of income (loss) before income taxes are follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(493,787)	$(555,889)	$(197,172)
Foreign	7,783	512	—
Loss before income taxes	$(486,004)	$(555,377)	$(197,172)

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income taxes
Federal	$—	$—	$—
State and local	139	101	75
Foreign	1,999	202	—
Total current income taxes	2,138	303	75
Deferred income taxes
Federal	—	—	—
State and local	(2)	(13)	(17)
Foreign	(753)	(120)	—
Total deferred income taxes	(755)	(133)	(17)
Income tax expense	$1,383	$170	$58

A reconciliation from the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Expected federal income taxes at statutory rate	21.0%	21.0%	21.0%
State and local income taxes	—	—	1.9
Permanent differences	(0.4)	(0.5)	—
Partnership earnings not subject to tax	—	—	(6.7)
Foreign tax rate differential	(0.3)	—	—
Change in valuation allowance	(20.6)	(20.5)	(16.2)
Effective income tax rate	(0.3)%	—%	—%
The effective tax rate was (0.3)%, 0.0%, and 0.0% for the years ended December 31, 2023, 2022 and 2021, respectively. Our effective tax rate for the years ended December 31, 2023, 2022 and 2021 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized.
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets
Investment in partnership	$98,322	$145,000
Net operating loss carryforwards	145,683	87,745
Transaction costs	1,267	1,432
Tax credits	6,377	3,521
Deferred revenue	1,121	951
Equity-based compensation	1,851	685
Interest expense carryforwards	14,210	1,993
Other	566	600
Total deferred tax assets	269,397	241,927
Valuation allowance	(268,045)	(240,649)
Deferred tax assets, net	$1,352	$1,278

Deferred tax liabilities
Intangibles	$(2,177)	$(2,781)
Other	(864)	(902)
Total deferred tax liabilities	$(3,041)	$(3,683)
Net deferred tax assets (liabilities)	$(1,689)	$(2,405)
As of December 31, 2023, our U.S. federal and state net operating loss carryforwards for income tax purposes were $579.0 million and $456.0 million, respectively. Of our total federal net operating losses, $480.0 million can be carried forward indefinitely, and the remainder will begin to expire in 2032 and fully expire in 2037 if not utilized. Our state net operating losses begin to expire in 2027.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of our deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies. As of December 31, 2023 and 2022, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of deferred tax assets will not be realized. Accordingly, a valuation allowance of $268.0 million has been established as of December 31, 2023. The $27.4 million increase in valuation allowance was the result of a charge to deferred tax expense of $70.5 million from operations and a $97.9 million benefit to additional paid in capital, primarily resulting from the 2023 Common Stock Issuances (see Note 12). If or when recognized, approximately $1.1 million of tax benefits related to the reversal of the valuation allowance on deferred tax assets as of December 31, 2023 will be credited directly to equity.
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
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions. We have elected to recognize GILTI income in the period it arises and do not recognize deferred taxes for basis differences that may reverse in future years.
Section 382 Transaction
In general, under Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits to offset future taxable income or taxes. As a result of the Initial Issuance, the Company experienced an ownership change for the purpose of Section 382 of the Code during the third quarter of 2023, that will limit the availability of our tax attributes offset future income. A formal Section 382 analysis is being performed to determine the extent of the limitations. Our net operating losses and tax attributes are currently subject to a full valuation allowance. Accordingly, we do not believe it will have a material impact on our consolidated financial statements.
Uncertain Tax Positions
The Company is subject to tax in the U.S. and various foreign jurisdictions in which we operate. There were no reserves for uncertain tax positions as of December 31, 2023 and 2022. Additionally, although WUP is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file annual federal, state and local income tax returns, which are subject to examination by the taxing authorities. The statute of limitations is generally open for years beginning after 2019 for U.S. federal and state jurisdictions for WUP. WUP is currently under examination by the U.S. Internal Revenue Service for the 2020 tax year. As the audit remains in the initial stages, probability and potential magnitude of exposure cannot be estimated at this time.
OECD Pillar Two
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the US has not yet adopted the Pillar Two rules, various other governments around the world have implemented the legislation, including jurisdictions in which Wheels Up’s companies operate, and many other jurisdictions are in the process of implementing it. The Company is currently monitoring these developments and is in the process of evaluating the potential impact on its consolidated financial statements.

19.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(487,387)	$(555,160)	$(190,020)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	132,194,747	24,567,164	20,478,090
Basic and diluted net loss per share of Common Stock	$(3.69)	$(22.60)	$(9.28)
There were no dividends declared or paid during the years ended December 31, 2023, 2022 or 2021.
Basic and diluted net loss per share were computed using the two-class method. The two-class method is an allocation formula that determines earnings or loss per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings or losses. Shares of unvested restricted stock are considered participating securities, because these awards contain a non-forfeitable right to participate equally in any dividends prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. WUP restricted interests were converted into shares of restricted stock as of the Business Combination Closing Date (see Note 3). All issued and outstanding shares of restricted stock, whether vested or unvested, were included in the weighted-average shares of Common Stock outstanding beginning on the Business Combination Closing Date.
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
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2023	2022	2021
Warrants(1)	1,252,149	1,252,149	1,252,149
Earnout Shares	900,000	900,000	900,000
RSUs and PSUs(2)	2,115,286	1,877,105	806,760
Stock options	1,205,754	1,359,295	1,648,470
Total anti-dilutive securities(3)	5,473,189	5,388,549	4,607,379
(1)     Each Warrant entitles the holder to purchase 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock.
(2)     Includes total RSUs and PSUs outstanding as of December 31, 2023 and total RSUs, PSUs and Market-Based RSUs outstanding as of December 31, 2022.
(3)    Excludes shares issuable under the CEO Performance Award, as the number of shares issuable under the CEO Performance Award are not readily determinable until the first Determination Date after vesting and each successive Determination Date thereafter, if applicable.

20.     GEOGRAPHIC INFORMATION
The Company attributes revenue among geographic areas based upon the location of the flight or service. The following table summarizes the geographic allocation of total revenues for the years indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$1,157,113	$1,499,453	$1,194,259
Other(1)	96,204	80,307	—
Total	$1,253,317	$1,579,760	$1,194,259
(1)     Revenue for the year ended December 31, 2022 includes revenue from Air Partner from the date of acquisition, April 1, 2022.

Long-lived assets consist of property, equipment and leasehold improvements, internally developed capitalized software, net of accumulated depreciation and amortization, and operating lease right-of-use assets. The following table presents long-lived assets by geographic area on the dates indicated (in thousands):

	As of December 31,
	2023	2022
United States	$401,965	$497,396
Other	4,659	3,898
Total	$406,624	$501,294

21.    SUBSEQUENT EVENTS
Executive Performance Award
On March 3, 2024, the Compensation Committee of the Board approved the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 3, 2024 (the “CFO Performance Award”), granted to Todd Smith, the Company’s Chief Financial Officer. Except as set forth in Section III.A of the Amended and Restated 2021 LTIP, the CFO Performance Award incorporates the terms of the existing Amended and Restated 2021 LTIP, as it may be amended from time-to-time. The CFO Performance Award is intended to constitute a standalone employee benefit plan and any shares of Common Stock issued under the CFO Performance Award will not be issued under, or count against the number of shares of Common Stock reserved pursuant to, the Amended and Restated 2021 LTIP. The issuance of any shares under the CFO Performance Award upon vesting is contingent upon receipt of the approval of the award by the Company’s stockholders. If the CFO Performance Award is not approved by the Company’s stockholders at a future annual or special meeting of the Company’s stockholders or by written consent of the Company’s stockholders, or if on any Determination Date there is not a sufficient amount of shares authorized by the Company’s stockholders to deliver the number of shares due under the CFO Performance Award, then upon vesting, if at all, any amounts payable under the CFO Performance Award will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The CFO Performance Award is a one-time performance award granted to our Chief Financial Officer in lieu of future annual equity compensation grants and is intended to provide him with the opportunity to share in the long-term growth of the value of the Company. The award consists of a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of the Company’s borrowings under the $390.0 million Term Loan, if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of the CFO Performance Award will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, so long as our Chief Financial Officer remains employed with the Company as of such dates. A “Repayment Event” includes certain refinancings of the Term Loan on or before September 20, 2028, the scheduled maturity date of the Term Loan. Subject to the satisfaction of the applicable vesting conditions described above, the number of shares of Common Stock that may vest and be issued to our Chief Financial Officer will first be determined on December 31st of the year in which a Repayment Event occurs, and then on each Determination Date until the Final Determination Date At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable to our Chief Financial Officer in connection with such Determination Date, if any, will be determined using the then applicable Service Vested Percentage.
The number of shares of Common Stock subject to vesting and issuance, if any, to our Chief Financial Officer on each Determination Date following a Repayment Event is based on a formula that aligns the number of shares of Common Stock issuable to our Chief Financial Officer with the repayment or refinancing of the Term Loan and Revolving Credit Facility, the then applicable dollar value of the shares of Common Stock issued to the Lenders under the Investor Rights Agreement and the VWAP. The number of shares of Common Stock, if any, issuable under the CFO Performance Award will vary depending on, among other things: (i) the occurrence and timing of a Repayment Event; (ii) the Investor Multiple on Invested Capital; and (iii) the Service Vested Percentage as of the applicable Determination Date. There can be no assurance that the vesting conditions will be satisfied or that the foregoing variables will result in the vesting and issuance of any shares of Common Stock or payments of cash pursuant to the CFO Performance Award.
The terms of the CFO Performance Award are substantially similar to the terms of the CEO Performance Award described in Note 15, Stockholders Equity and Equity-Based Compensation in our Notes to Financial Statements, except that the potential number of shares of Common Stock or payments of cash, as applicable, under the CFO Performance Award are lower than under the CEO Performance Award and certain differences in the definitions used for purposes of determining treatment upon a termination of service to the Company. The performance-based vesting conditions for the CFO Performance Award were not met and no shares vested as of the date of this Annual Report. As of the date of this Annual Report, the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the Term Loan. The grant-date fair value of the CFO Performance Award, using a Monte Carlo simulation model, was $50.9 million. The derived service period for the award began on March 3, 2024, and is 4.9 years.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Management reached this conclusion due to the Company’s failure to timely file a Current Report on Form 8-K to announce the disposition of the non-core aircraft management business. In response, we enhanced and formalized our processes to include additional levels of review to determine the appropriate filing requirements for material non-routine transactions. However, our failure to file such Current Report on Form 8-K does not impact our financial statements or results of operations. Our remediation of this deficiency is still ongoing.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Remediation of Previously Identified Material Weaknesses
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, material weaknesses in our internal control over financial reporting related to information technology (“IT”) and the financial statement close and key business processes. Due to the actions taken by the Company to enhance controls and procedures, management has concluded that the previously identified and disclosed material weaknesses have been remediated as of December 31, 2023. Our remediation actions included:
•filling key open positions across our IT and finance organizations;
•reviewing elevated access entitlements in the systems supporting our financial processes and have further restricted access;
•implementing periodic user access reviews to ensure more timely review of elevated access, removal of terminated users and appropriateness of user provisioning on a whole;
•re-enforcing procedures on proper access administration and the need to retain documentation supporting requests and approvals;
•implementing preventative controls to better ensure segregation of duties;
•improving system capabilities around posting of journal entries, enhancing journal entry review and approval controls; and
•formalizing our accounting policies and ensuring training of relevant personnel on the importance of internal controls and compliance with policies.
Changes in Internal Control over Financial Reporting
Except for the items noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 9B. OTHER INFORMATION
(a)    On March 3, 2024, the Compensation Committee of the Board approved the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 3, 2024 (the “CFO Performance Award”), granted to Todd Smith, the Company’s Chief Financial Officer. The CFO Performance Award is intended to constitute a standalone employee benefit plan and any shares of Common Stock issued under the CFO Performance Award will not be issued under, or count against the number of shares of Common Stock reserved pursuant to, the Amended and Restated 2021 LTIP. Except as set forth in Section III.A of the Amended and Restated 2021 LTIP, the CFO Performance Award incorporates the terms of the existing Amended and Restated 2021 LTIP, a description of which is included under the caption “Proposal No. 4 – Amendment and Restatement of Wheels Up Experience Inc. 2021 Long-Term Incentive Plan” beginning on page 19 of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 19, 2023, and which proposal was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders held on May 31, 2023. The issuance of any shares under the CFO Performance Award upon vesting is contingent upon receipt of the approval of the award by the Company’s stockholders. If the CFO Performance Award is not approved by the Company’s stockholders at a future annual or special meeting of the Company’s stockholders or by written consent of the Company’s stockholders, or if on any Determination Date (as defined below) there are not a sufficient amount of shares authorized by the Company's stockholders to deliver the number of shares due under the CFO Performance Award, then upon vesting, if at all, any amounts payable under the CFO Performance Award will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The CFO Performance Award is a one-time performance award granted to our Chief Financial Officer in lieu of future annual equity compensation grants and is intended to provide him with the opportunity to share in the long-term growth of the value of the Company. The award consists of a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of the Company’s borrowings under the $390.0 million Term Loan, if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of the CFO Performance Award will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, so long as our Chief Financial Officer remains employed with the Company as of such dates. A “Repayment Event” includes certain refinancings of the Term Loan on or before September 20, 2028, the scheduled maturity date of the Term Loan. Subject to the satisfaction of the applicable vesting conditions described above, the number of shares of Common Stock that may vest and be issued to our Chief Financial Officer will first be determined on December 31st of the year in which a Repayment Event occurs, and then on December 31st of each subsequent year (each such date, a “Determination Date”) until December 31, 2028 (the “Final Determination Date”). At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable to our Chief Financial Officer in connection with such Determination Date, if any, will be determined using the then applicable percentage associated with the service-based vesting condition (the “Service Vested Percentage”).
The number of shares of Common Stock subject to vesting and issuance, if any, on each Distribution Date following a Repayment Event is based on a formula that aligns the number of shares of Common Stock issuable to our Chief Financial Officer with the repayment or refinancing of the Term Loan and Revolving Credit Facility, the then applicable dollar value of the shares of Common Stock issued to the Lenders under the Investor Rights Agreement, and the volume weighted average price per share of Common Stock during the 60 trading day period prior to the applicable Determination Date. The number of shares of Common Stock, if any, issuable under the CFO Performance Award will vary depending on, among other things: (i) the occurrence and timing of a Repayment Event; (ii) the Lenders’ Total Investor Return (as defined in the CFO Performance Award) as a multiple of the aggregate principal amount of the Term Loan and any borrowings under the Revolving Credit Facility, if any; and (iii) the Service Vested Percentage as of the applicable Determination Date, as more fully described and set forth in the CFO Performance Award. As a result, the maximum number of shares of Common Stock that may be issued, if any, under the Performance Award will not be readily determinable until the first Determination Date following a Repayment Event and at each successive Determination Date thereafter through the Final Determination Date. There can be no assurance that the vesting conditions will be satisfied or that the foregoing variables will result in the vesting and issuance of any shares of Common Stock or payments of cash pursuant to the CFO Performance Award.
The CFO Performance Award also prescribes the following treatment of such award for certain termination of service scenarios, including a Change of Control (as defined in the CFO Performance Award):

•If Mr. Smith voluntarily terminates his employment with the Company for any reason other than Good Reason (as defined in Mr. Smith’s Offer Letter, dated June 18, 2022 (the “Smith Offer Letter”)) or his employment terminates due to his death or Disability (as defined in the Amended and Restated 2021 LTIP), the Service Vested Percentage of the CFO Performance Award will be determined as of the last anniversary of September 20, 2023 (the “Vesting Commencement Date”) preceding his termination date and the total number of shares of Common Stock to be distributed to Mr. Smith or his estate, as applicable, will be determined as of each Determination Date through and until the Final Determination Date, without any condition of continuing employment or service. Any percentage of the Performance Award in excess of the Service Vested Percentage will be forfeited for no consideration.
•If Mr. Smith’s employment is terminated by the Company without Cause (which has the same meaning ascribed to the definition of “termination for cause” set forth in the Smith Offer Letter) or he resigns with Good Reason (as defined in the Smith Offer Letter): (i) the Service Vested Percentage of the Performance Award will be determined as-if he had remained employed though the next anniversary of the Vesting Commencement Date after the date of termination, or if the next anniversary of the Vesting Commencement Date is less than three (3) months following the date of termination, the Service Vested Percentage will be determined as-if he had remained employed through the next two (2) anniversaries of the Vesting Commencement Date; and (ii) the total number of shares of Common Stock to be distributed to Mr. Smith will be determined as of each Determination Date through and until the Final Determination Date, without any condition of continuing employment or service. Any percentage of the CFO Performance Award in excess of the Service Vested Percentage after taking into account the prior sentences will be forfeited for no consideration.
•If Mr. Smith is terminated by the Company for Cause (which has the same meaning ascribed to the definition of “termination for cause” set forth in the Smith Offer Letter), the CFO Performance Award, including any Service Vested Percentage thereof, will be forfeited for no consideration.
•If a Change of Control (for each use in this paragraph, as defined in the CFO Performance Agreement) occurs prior to any Determination Date, the date of the consummation of the Change of Control will be deemed a Repayment Event and the Final Determination Date, and the Service Vested Percentage will be 100% upon the consummation of such Change of Control. In addition, if a Change of Control is consummated within six (6) months following the termination of Mr. Smith’s employment for any reason other than for Cause (which has the same meaning ascribed to the definition of “termination for cause” set forth in the Smith Offer Letter), he will become 100% vested as of the date of the Change of Control.
Except as described above with respect to the definitions of “Cause,” “Good Reason” and “Disability,” the material terms of the CFO Performance Award, including the vesting conditions and computation to determine the number of shares of Common Stock issuable upon vesting, are substantially similar to the terms of the performance award granted to our Chief Executive Officer described under the subheading “Executive Performance Award” in Note 15, Stockholders’ Equity and Equity-Based Compensation of the Notes to Consolidated Financial Statements included herein; provided, that the potential number of shares of Common Stock or payments of cash, as applicable, under the CFO Performance Award are lower than under the CEO Performance Award.
The foregoing summary of the CFO Performance Award does not purport to be complete and is qualified in their entirety by reference to the CFO Performance Award, a copy of which is attached as Exhibit 10.29 to this Annual Report and incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10. “Directors, Executive Officers and Corporate Governance,” is set forth under the headings “Proposal No. 1 – Election of Directors,” “Corporate Governance,” and “Information Regarding Executive Officers” in our definitive proxy statement to be filed with the SEC related to our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), and is incorporated by reference.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information on our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	1,906,342	(2)	$100.00	(3)	3,046,200
Equity compensation plans not approved by stockholders(4)	1,197,398	(5)	75.45	(6)	—
Total	3,103,740		$98.44		3,046,200
__________
(1) Consists of the Amended and Restated 2021 LTIP.
(2) Consists of (i) 1,829,610 RSUs that may be settled into a maximum of 1,829,610 shares of Common Stock under the Amended and Restated 2021 LTIP and (ii) 76,732 stock options to purchase up to 76,732 shares of Common Stock under the Amended and Restated 2021 LTIP.
(3) Reflects the weighted-average exercise price of outstanding stock options under the Amended and Restated 2021 LTIP as of December 31, 2023. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(4) Consists of (i) the Wheels Up Partners Holdings LLC Option Plan (“WUP option plan”) and (ii) the 2022 Inducement Grant Plan. All awards made under the WUP option plan were made prior to the Business Combination Closing Date and were assumed by the Company in connection with the Business Combination. No further awards may be made under the WUP option plan and 2022 Inducement Grant Plan.
(5) Consists of (i) 1,129,022 stock options to purchase up to 1,129,022 shares of Common Stock under the WUP option plan and (ii) 68,376 RSUs that may be settled into a maximum of 68,376 shares of Common Stock under the 2022 Inducement Grant Plan.
(6) Reflects the weighted-average exercise price of outstanding stock options under the WUP option plan as of December 31, 2023. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

The above table excludes shares issuable under the CEO Performance Award, as no shares of Common Stock were authorized for issuance under the award as of December 31, 2023.
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
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of February 1, 2021 by and among the Registrant, Wheels Up Partners Holdings LLC, KittyHawk Merger Sub LLC, Wheels Up Blocker Sub LLC, the Blocker Merger Subs (as defined in therein) and the Blockers (as defined therein) (Incorporated by reference to Exhibit 2.1 to Aspirational Consumer Lifestyle Corp’s Current Report on Form 8-K/A filed with the SEC on February 2, 2021)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of May 6, 2021 (incorporated by reference to Exhibit 2.1 to Aspirational Consumer Lifestyle Corp.’s Current Report on Form 8-K, filed with the SEC on May 6, 2021)

3.1
Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

3.2*	Amended and Restated By-Laws of Wheels Up Experience Inc., effective as of November 15, 2023
4.1
Specimen Class A Common Stock Certificate of Wheels Up Experience Inc. (incorporated by reference to Exhibit 4.5 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021)

4.2
Warrant Agreement, dated as of September 25, 2020, between Aspirational Consumer Lifestyle Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Aspirational Consumer Lifestyle Corp.’s Current Report on Form 8-K, filed with the SEC on September 25, 2020)

4.3^
Note Purchase Agreement, dated as of October 14, 2022, among Wheels Up Partners LLC, Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, National Association, as subordination agent and trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.4
Intercreditor Agreement, dated as of October 14, 2022, among Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, National Association, not in its individual capacity except as described therein, but solely as subordination agent and trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.5***
Form of Participation Agreement N[_____], among Wheels Up Partners LLC, Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee, Wheels Up Class A-1 Loan Trust 2022-1, and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as subordination agent (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.6***
Form of Trust Indenture and Mortgage N[_____], between Wheels Up Partners LLC and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee (Exhibit C to Note Purchase Agreement) (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.7	Form of Equipment Notes (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)
4.8
Guarantee, dated as of October 14, 2022 from each person listed in Schedule I thereto and each other person that becomes an additional guarantor pursuant thereto, to the beneficiaries listed in Schedule II thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.9
Loan Agreement, dated as of October 14, 2022, by and among Wheels Up Class A-1 Loan Trust 2022-1, each lender from time to time party thereto, and their permitted successors and assigns, and Wilmington Trust, National Association, as facility agent and security trustee for the lenders (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.10
Security Agreement, dated as of October 14, 2022, among Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, National Association, not in its individual capacity but solely as security trustee and the facility agent (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.11^
Security Agreement (Intellectual Property), dated as of October 14, 2022, among Wheels Up Partners LLC, certain affiliates of Wheels Up Partners LLC listed on the signature pages thereto, and Wilmington Trust, National Association, as loan trustee (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.12^
Omnibus Amendment No. 1, dated as of September 20, 2023, by and among Wheels Up Partners LLC, certain Affiliates of Wheels Up Partners LLC listed on the signature pages thereof, certain Guarantors listed on the signature pages thereof, Wheels Up Class A-1 Loan Trust 2022-1, each Lender party to the Loan Agreement described therein, Wilmington Trust, National Association, not in its individual capacity but solely as mortgagee, security trustee, facility agent, loan trustee, subordination agent and trustee, as applicable (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

4.13*	Description of Our Securities
10.1
Amended and Restated Registration Rights Agreement, dated as of July 13, 2021, by and among Wheels Up Experience Inc., Aspirational Consumer Lifestyle Sponsor LLC, the owners of the Blockers and certain equity holders of Wheels Up and certain of their respective affiliates, as applicable, and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021)

10.2
Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021)

10.3
Amendment No. 1 to the Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022)

10.4
Amendment No. 2 to Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC, dated as of June 7, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 8, 2023)

10.5^
Credit Agreement, dated as of September 20, 2023, among Wheels Up Experience Inc., as Borrower, the subsidiaries of Wheels Up Experience Inc. party thereto, as guarantors, the lenders party thereto from time to time and U.S. Bank Trust Company, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.6
Amendment No. 1 to Credit Agreement, dated as of November 15, 2023, among Wheels Up Experience Inc., as Borrower, the subsidiaries of Wheels Up Experience Inc. party thereto, as guarantors, the lenders party thereto and U.S. Bank Trust Company, N.A., as administrative agent and collateral agent (with a conformed version of the Credit Agreement through and including Amendment No. 1 thereto provided in Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

10.7^
Security Agreement, dated as of September 20, 2023, by and among U.S. Bank Trust Company, N.A., as collateral agent, Wheels Up Experience Inc., as Borrower, and the guarantor parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.8+^
Aircraft Mortgage and Security Agreement (First-Priority Lien), dated as of September 20, 2023, by Wheels Up Parents LLC, as owner, in favor of U.S. Bank Trust Company, N.A., in its capacity as Collateral Agent as mortgagee for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.9+^
Aircraft Mortgage and Security Agreement (Junior Lien), dated as of September 20, 2023, by Wheels Up Partners LLC, as owner in favor of U.S. Bank Trust Company, N.A., in its capacity as Collateral Agent as mortgagee for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.10+^
Investment and Investor Rights Agreement, dated as of September 20, 2023, by and among Wheels Up Experience Inc. and the entities listed on Schedule A thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.11+
Amendment No. 1 to Investment and Investor Rights Agreement, dated as of November 15, 2023, by and between Wheels Up Experience Inc. and the entities listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

10.12
Form of Joinder to Investment and Investor Rights Agreement (Exhibit A to Amendment No. 1 to Investment and Investor Rights Agreement (included in Exhibit 10.2 thereto) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

10.13+
Registration Rights Agreement, dated as of September 20, 2023, by and among Wheels Up Experience Inc. and the equity holders set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.14	Form of Joinder to Registration Rights Statement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)
10.15†
Wheels Up Partners Holdings LLC Option Plan, and the form of Option Agreement thereunder (incorporated by reference to Exhibit 10.18 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.16†
Wheels Up Partners Holdings LLC Equity Incentive Plan I (incorporated by reference to Exhibit 10.19 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.17†
Wheels Up Partners Holdings LLC Equity Incentive Plan II (incorporated by reference to Exhibit 10.20 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.18†
Wheels Up Partners Holdings LLC Equity Incentive Plan III (incorporated by reference to Exhibit 10.21 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.19†
Wheels Up Partners Holdings LLC Equity Incentive Plan IV (incorporated by reference to Exhibit 10.22 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.20†
Wheels Up Partners Holdings LLC Equity Incentive Plan V (incorporated by reference to Exhibit 10.23 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.21†
Wheels Up Partners Holdings LLC Equity Incentive Plan VI (incorporated by reference to Exhibit 10.24 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.22†
Wheels Up Partners Holdings LLC Equity Incentive Plan VII (incorporated by reference to Exhibit 10.25 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.23†
Wheels Up Partners Holdings LLC Equity Incentive Plan VIII (incorporated by reference to Exhibit 10.26 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.24†
Form of Profits Interest Award Agreement under Equity Incentive Plans I-VIII (incorporated by reference to Exhibit 10.27 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.25†
Form of Restricted Interest Award Agreement under Equity Incentive Plans I-VIII (incorporated by reference to Exhibit 10.28 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.26†
Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated April 1, 2023, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2023)

10.27†
Wheels Up Experience Inc. 2022 Inducement Grant Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265991) filed with the SEC on July 1, 2022)

10.28†+
Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023, by and between Wheels Up Experience Inc. and George Mattson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 1, 2023)

10.29†+	Wheels Up Experience Inc. Performance Award Agreement, dated as of March 3, 2024, by and between Wheels Up Experience Inc. and Todd Smith
10.30†+
Amended and Restated Employment Agreement, dated as of November 30, 2023, by and among Wheels Up Experience Inc., Wheels Up Partners LLC and George Mattson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 1, 2023)

10.31†
Offer Letter, dated June 18, 2022, by and between Todd Smith and Wheels Up Partners LLC (and attachments) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2022)

10.32†^
Employment Agreement, dated as of December 28, 2020, by and between Laura Heltebran and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021)

10.33†^
Amendment No.1 to Employment Agreement, dated as of December 31, 2021, by and between Laura Heltebran and Wheels Up Partners LLC originally dated December 28, 2020 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual report on Form 10-K, filed with the SEC on March 10, 2022)

10.34†+
Offer Letter, dated July 19, 2022, by and between Mark Briffa and Air Partner Limited (including the Director’s Service Agreement attached as Annex A thereto and Amendment No. 1 thereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)

10.35†+
Offer Letter, dated April 28, 2023, by and between David Godsman and Wheels Up Partners LLC (and attachments) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023)

10.36†+
Offer Letter, dated May 2, 2023, by and between Kristen Lauria and Wheels Up Partners LLC (and attachments) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023)

10.37†
Offer Letter, dated February 1, 2024, by and between David Holtz and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2024)

10.38†
Employment Agreement, dated as of October 28, 2020, by and between Lee Applbaum and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.42 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333‑254304), filed with the SEC on May 6, 2021)

10.39†+
Separation and Release Agreement, dated April 26, 2023, by and between Lee Applbaum and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2023)

10.40†
Employment Agreement, dated as of April 17, 2020, by and among Kenneth Dichter, Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.39 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021)

10.41†
Release and Waiver, dated as of May 9, 2023, by and among Kenneth Dichter, Wheels Up Experience Inc., Wheels Up Partners Holdings LLC, Wheels Up Partners LLC and Wheels Up MIP LLC (solely with respect to Section 2(c)(2) thereof) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2023)

10.42†
Executive Chairman Agreement, dated as of May 9, 2023, by and between Ravi Thakran and Wheels Up Experience Inc.(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2023)

10.43†
Consulting Agreement, dated as of June 23, 2023, by and between Ravi Thakran and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on June 27, 2023)

10.44†
Employment Offer Letter, dated as of November 8, 2021, by and between Stevens J. Sainte-Rose and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2022)

10.45†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021)
10.46+^
Commercial Cooperation Agreement, dated as of January 17, 2020, by and among Delta Air Lines, Inc., Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.43 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021)

10.47+
Amendment No. 1 to Commercial Cooperation Agreement, dated as of March 15, 2021, by and among Delta Air Lines, Inc., Wheels Up Partners LLC and Wheels Up Partners Holding LLC (incorporated by reference to Exhibit 10.44 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021)

10.48
Amendment No. 2 to Commercial Cooperation Agreement, dated as of September 21, 2023, by and among Delta Air Lines, Inc., Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.49
Secured Promissory Note , dated as of August 8, 2023, between Wheels Up Experience Inc. and Delta Air Lines, Inc., as Payee (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.50
First Amendment to Secured Promissory Note, dated as of August 15, 2023, between Wheels Up Experience Inc. and Delta Air Lines, Inc., as Payee (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.51
Second Amendment to Secured Promissory Note, dated as of August 21, 2023, between Wheels Up Experience Inc. and Delta Air Lines, Inc., as Payee (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.52
Third Amendment to Secured Promissory Note, dated as of September 6, 2023, between Wheels Up Experience Inc. and Delta Air Lines, Inc., as Payee (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.53
Fourth Amendment to Secured Promissory Note, dated as of September 14, 2023, between Wheels Up Experience Inc. and Delta Air Lines, Inc., as Payee (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.54
Letter Agreement, dated as of July 31, 2023, by and among Wheels Up Partners LLC, Wheels Up Class A-1 Loan Trust 2022-1, Wilmington Trust National Association, as facility agent, security trustee, mortgagee, subordination agent and loan trustee, and each lender listed on the signature pages thereof (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2023)

10.55
Letter Agreement, dated as of August 4, 2023, by and among Wheels Up Partners LLC, Wheels Up Class A-1 Loan Trust 2022-1, Wilmington Trust National Association, as facility agent, security trustee, mortgagee, subordination agent and loan trustee, and each lender listed on the signature pages thereof (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2023)

10.56
Letter Agreement, dated as of August 9, 2023, by and among Wheels Up Partners LLC, Wheels Up Class A-1 Loan Trust 2022-1, Wilmington Trust National Association, as facility agent, security trustee, mortgagee, subordination agent and loan trustee, and each lender listed on the signature pages thereof (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2023)

16.1
Letter from Marcum LLP to the U.S. Securities and Exchange Commission dated July 19, 2021 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (included on signature pages)
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Wheels Up Experience Inc. Executive Compensation Recoupment Policy, adopted December 12, 2022

99.1***	Schedule I (revised as of December 31, 2023)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith.
** Furnished herewith.
***    Filed herewith. Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 99.1 incorporated by reference herein contains a list of documents applicable to the aircraft collateral as of December 31, 2023 that are described in Exhibits 4.5 and 4.6 incorporated by reference herein, which documents are substantially identical to those in Exhibits 4.5 and 4.6 incorporated by reference herein, except for the information identifying the aircraft collateral in question and various information relating to the principal amounts of the Equipment Notes (as defined in Exhibit 4.5 incorporated by reference herein) relating to such aircraft collateral. Exhibit 99.1 incorporated by reference herein sets forth the details by which such documents differ from the corresponding representative sample of documents incorporated by reference herein as Exhibits 4.5 and 4.6 with respect to the aircraft collateral as of December 31, 2023.
† Identifies each management contract or compensatory plan or arrangement.
+ Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K.
^ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

March 7, 2024		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

March 7, 2024		/s/ Todd Smith
	Name:	Todd Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Each person whose individual signature appears below hereby authorizes and appoints George Mattson and Todd Smith, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George Mattson	Chief Executive Officer and Director	March 7, 2024
George Mattson	(Principal Executive Officer)

/s/ Todd Smith	Chief Financial Officer	March 7, 2024
Todd Smith	(Principal Financial and Accounting Officer)

/s/ Adam Zirkin	Chairman of the Board of Directors	March 7, 2024
Adam Zirkin

/s/ David Adelman	Director	March 7, 2024
David Adelman

/s/ Timothy Armstrong	Director	March 7, 2024
Timothy Armstrong

/s/ Alain Bellemare	Director	March 7, 2024
Alain Bellemare

/s/ Adam Cantor	Director	March 7, 2024
Adam Cantor

/s/ Andrew Davis	Director	March 7, 2024
Andrew Davis

/s/ Dwight James	Director	March 7, 2024
Dwight James

/s/ Daniel Janki	Director	March 7, 2024
Daniel Janki

/s/ Thomas Klein	Director	March 7, 2024
Thomas Klein

/s/ Zachary Lazar	Director	March 7, 2024
Zachary Lazar

/s/ Lee Moak	Director	March 7, 2024
Lee Moak