Form 10-Q
period 2024-03-31
Wheels Up Experience Inc.
filed 2024-05-09
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-39541
WHEELS UP EXPERIENCE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-1617611 (I.R.S. Employer Identification No.)

2135 American Way, Chamblee, Georgia (Address of Principal Executive Offices)	30341 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 257-5252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	UP	New York Stock Exchange

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐ No ☑
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☑	Smaller reporting company	☑
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of May 6, 2024, 697,303,159 shares of Class A common stock, $0.0001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) of Wheels Up Experience Inc. (referred to herein as “Wheels Up”, the “Company”, “we”, “us”, or “our”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: (i) the impact of Wheels Up’s cost reduction efforts and measures intended to increase Wheels Up’s operational efficiency on its business and results of operations, including the timing and magnitude of such expected actions and any associated expenses in relation to liquidity levels and working capital needs; (ii) Wheels Up’s liquidity, future cash flows and certain restrictions related to its debt obligations; (iii) the size, demands, competition in and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve and compete in those markets; (iv) the degree of market acceptance and adoption of Wheels Up’s products and services, including our member programs, charter offerings and other products introduced by Wheels Up; (v) Wheels Up’s ability to perform under its contractual and indebtedness obligations; (vi) the expected impact or benefits of any potential strategic actions involving Wheels Up or its subsidiaries or affiliates, including asset sales, acquisitions, new financings or refinancings of existing indebtedness; (vii) Wheels Up’s ability to achieve positive Adjusted EBITDA (as defined herein) pursuant to the schedule that it has announced; and (viii) general economic and geopolitical conditions, including due to fluctuations in interest rates, inflation, foreign currencies, consumer and business spending decisions, and general levels of economic activity. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. We have identified certain known material risk factors applicable to Wheels Up in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) under Part I, Item 1A — “Risk Factors,” in this Quarterly Report under Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report. Moreover, it is not always possible for us to predict how new risks and uncertainties that arise from time to time may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$180,857	$263,909
Accounts receivable, net	42,317	38,237
Other receivables	9,309	11,528
Parts and supplies inventories, net	20,561	20,400
Aircraft inventory	—	1,862
Aircraft held for sale	20,239	30,496
Prepaid expenses	43,360	55,715
Other current assets	16,257	11,887
Total current assets	332,900	434,034
Property and equipment, net	321,904	337,714
Operating lease right-of-use assets	63,043	68,910
Goodwill	217,516	218,208
Intangible assets, net	112,447	117,766
Restricted cash	32,433	28,916
Other non-current assets	101,049	110,512
Total assets	$1,181,292	$1,316,060

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$22,265	$23,998
Accounts payable	45,694	32,973
Accrued expenses	90,122	102,475
Deferred revenue, current	698,013	723,246
Operating lease liabilities, current	20,718	22,869
Other current liabilities	1,920	1,941
Total current liabilities	878,732	907,502
Long-term debt, net	222,780	235,074
Operating lease liabilities, non-current	51,093	54,956
Intangible liabilities, non-current	10,295	10,677
Other non-current liabilities	6,581	7,978
Total liabilities	1,169,481	1,216,187

Commitments and contingencies (Note 13)
Mezzanine equity:

Contingent performance awards	10,875	2,476
Total mezzanine equity	10,875	2,476
Equity:
Common Stock, $0.0001 par value; 1,500,000,000 authorized; 697,689,963 and 697,131,838 shares issued and 697,321,492 and 696,856,131 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	70	70
Additional paid-in capital	1,881,821	1,879,009
Accumulated deficit	(1,860,653)	(1,763,260)
Accumulated other comprehensive loss	(12,246)	(10,704)
Treasury stock, at cost, 368,471 and 275,707 shares, respectively	(8,056)	(7,718)
Total Wheels Up Experience Inc. stockholders’ equity	936	97,397
Non-controlling interests	—	—
Total equity	936	97,397
Total liabilities and equity	$1,181,292	$1,316,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$197,101	$351,812

Costs and expenses:
Cost of revenue	198,260	353,791
Technology and development	11,081	15,873
Sales and marketing	21,437	25,803
General and administrative	36,237	39,416
Depreciation and amortization	15,395	14,445
Gain on sale of aircraft held for sale	(2,724)	(866)
Total costs and expenses	279,686	448,462

Loss from operations	(82,585)	(96,650)

Other income (expense):
Gain on disposal of assets, net	1,440	—
Loss on extinguishment of debt	(1,706)	—
Change in fair value of warrant liability	(28)	125
Interest income	56	3,821
Interest expense	(14,555)	(8,119)
Other income (expense), net	(129)	145
Total other income (expense)	(14,922)	(4,028)

Loss before income taxes	(97,507)	(100,678)

Income tax benefit (expense)	114	(188)

Net loss	(97,393)	(100,866)
Less: Net loss attributable to non-controlling interests	—	—
Net loss attributable to Wheels Up Experience Inc.	$(97,393)	$(100,866)

Net loss per share of Common Stock (Note 18)
Basic and diluted	$(0.14)	$(3.98)

Weighted-average shares of Common Stock outstanding:
Basic and diluted	697,983,030	25,334,527
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(97,393)	$(100,866)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,542)	923
Comprehensive loss	(98,935)	(99,943)
Less: Comprehensive loss attributable to non-controlling interests	—	—
Comprehensive loss attributable to Wheels Up Experience Inc.	$(98,935)	$(99,943)
The accompanying notes are an integral part of these condensed consolidated financial statements

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2023	697,131,838	$70	$1,879,009	$(1,763,260)	$(10,704)	275.707	$(7,718)	$—	$97,397
Equity-based compensation	—	—	2,812	—	—	—	—	—	2,812
Change in non-controlling interests allocation	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	92.764	(338)	—	(338)
Issuance of Common Stock upon settlement of restricted stock units	558,125	—	—	—	—	—	—	—	—
Net loss	—	—	—	(97,393)	—	—	—	—	(97,393)
Other comprehensive income (loss)	—	—	—	—	(1,542)	—	—	—	(1,542)
Balance as of March 31, 2024	697,689,963	$70	$1,881,821	$(1,860,653)	$(12,246)	368,471	$(8,056)	$—	$936
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

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(97,393)	$(100,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,395	14,445
Equity-based compensation	11,211	11,538
Payment in kind interest	10,123	—
Amortization of deferred financing costs and debt discount	(1,880)	915
Change in fair value of warrant liability	28	(125)
Gain on sale of aircraft held for sale	(2,724)	(866)
Loss on extinguishment of debt	1,706	—
Other	391	(146)
Changes in assets and liabilities:
Accounts receivable	(5,952)	4,118
Parts and supplies inventories	(163)	(10,323)
Aircraft inventory	1,673	4,878
Prepaid expenses	12,215	(8,540)
Other current assets	(4,371)	(1,027)
Other non-current assets	9,456	(8,363)
Accounts payable	13,093	(812)
Accrued expenses	(12,211)	(10,276)
Deferred revenue	(25,145)	(99,760)
Other assets and liabilities	754	2,728
Net cash used in operating activities	(73,794)	(202,482)

Cash flows from investing activities
Purchases of property and equipment	(4,022)	(8,750)
Purchases of aircraft held for sale	(2,331)	(98)
Proceeds from sale of aircraft held for sale, net	25,988	5,697
Proceeds from sale of divested business, net	3,403	—
Capitalized software development costs	(3,540)	(7,984)
Other	105	100
Net cash provided by (used in) by investing activities	19,603	(11,035)

Cash flows from financing activities
Purchase shares for treasury	(338)	—
Repayments of long-term debt	(23,976)	(6,752)
Net cash used in financing activities	(24,314)	(6,752)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,030)	(86)

Net decrease in cash, cash equivalents and restricted cash	(79,535)	(220,355)
Cash, cash equivalents and restricted cash, beginning of period	292,825	620,153
Cash, cash equivalents and restricted cash, end of period	$213,290	$399,798

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,792	$8,100
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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for annual financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of March 31, 2024, and its results of operations, including its comprehensive loss and stockholders' equity for the three months ended March 31, 2024 and 2023. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2024.
Immediately after the close of trading on the New York Stock Exchange (the “ NYSE”) on June 7, 2023, the Company effected a reverse stock split of Wheels Up’s outstanding shares of Class A common stock, $0.0001 par value per share (“Common Stock”), at a reverse stock split ratio of 1-for-10 (the “Reverse Stock Split”). Accordingly, the presentation of all periods covered by the condensed consolidated financial statements contained herein have been adjusted to give retroactive effect to the Reverse Stock Split, as applicable, including adjustments to per share net loss and other per share of Common Stock amounts.
These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Consistent with these requirements, this Quarterly Report on Form 10-Q (this “Quarterly Report”) does not include all the information required by GAAP for complete financial statements. As a result, this Quarterly Report should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2024.
Principles of Consolidation
These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. We consolidate Wheels Up MIP LLC (“MIP LLC”) and record the profits interests held in MIP LLC that Wheels Up does not own as non-controlling interests (see Note 12). All intercompany transactions and balances have been eliminated in consolidation.
Liquidity
While the Company has a history of recurring losses from operations, we expect to meet our liquidity needs for the next 12 months given our current cash and cash equivalents, capacity under our Revolving Credit Facility (as defined in Note 7) and expected cash flows from operations.

Use of Estimates
Preparing these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates due to risks and uncertainties. The most significant estimates include, but are not limited to, the useful lives and residual values of purchased aircraft, the fair value of financial assets and liabilities, acquired intangible assets, goodwill, contingent consideration and other assets and liabilities, sales and use tax, the estimated life of member relationships, the determination of the allowance for credit losses, impairment assessments, the determination of the valuation allowance for deferred tax assets and the incremental borrowing rate for leases.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. The amendments in ASU 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

2.REVENUE RECOGNITION
Disaggregation of Revenue
The following table disaggregates revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended March 31,
	2024	2023
Services transferred at a point in time:
Flights, net of discounts and incentives	$150,929	$231,762
Aircraft management(1)	3,125	61,242
Other	25,659	31,807

Services transferred over time:
Memberships	16,854	21,680
Aircraft management(1)	68	2,452
Other	466	2,869
Total	$197,101	$351,812
(1) On September 30, 2023, we completed the sale of the aircraft management business. See Note 4.
Contract Balances
Accounts receivable, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Gross receivables from members and customers	$48,716	$43,970
Undeposited funds	1,069	2,131
Less: Allowance for credit losses	(7,468)	(7,864)
Accounts receivable, net	$42,317	$38,237
Deferred revenue consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Flights - prepaid	$664,899	$686,413
Memberships - annual dues	30,685	33,890
Memberships - initiation fees	2,030	2,377
Flights - credits	1,052	1,366
Other	125	183
Deferred revenue - total	698,791	724,229

Less: Deferred revenue, current	(698,013)	(723,246)
Deferred revenue, non-current	$778	$983
Deferred revenue, non-current is presented within Other non-current liabilities on the condensed consolidated balance sheets.

Changes in deferred revenue for the three months ended March 31, 2024 were as follows (in thousands):

Deferred revenue as of December 31, 2023	$724,229
Amounts deferred during the period	166,132
Revenue recognized from amounts included in the deferred revenue beginning balance	(145,300)
Revenue from current period sales	(46,270)
Deferred revenue as of March 31, 2024	$698,791
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2024 were as follows (in thousands):

Remainder of 2024	$350,741
2025	227,909
2026	60,168
2027	59,973
Total	$698,791
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $2.0 million for the three months ended March 31, 2024, and $1.6 million for the three months ended March 31, 2023.
As of March 31, 2024 and December 31, 2023, capitalized sales commissions and referral fees of $4.6 million and $4.8 million, respectively, were included in Other current assets on the condensed consolidated balance sheets, and $0.4 million and $0.4 million, respectively, were included in Other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $2.1 million for the three months ended March 31, 2024 and $3.7 million for the three months ended March 31, 2023.
3.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Aircraft	$454,167	$475,058
Software development costs	84,399	81,075
Leasehold improvements	23,341	22,899
Computer equipment	3,423	3,515
Buildings and improvements	1,424	1,424
Furniture and fixtures	4,695	4,618
Tooling	3,898	3,898
Vehicles	2,160	2,166
	577,507	594,653

Less: Accumulated depreciation and amortization	(255,603)	(256,939)
Total	$321,904	$337,714

Depreciation and amortization expense, excluding amortization expense related to software development costs, was $6.2 million for the three months ended March 31, 2024 and $9.0 million for the three months ended March 31, 2023.
Amortization expense related to software development costs, included as part of depreciation and amortization expense of property and equipment, was $4.3 million for the three months ended March 31, 2024, and $2.8 million for the three months ended March 31, 2023.

4.DIVESTITURE
Divestiture of Aircraft Management Business
On September 30, 2023 (the “Divestiture Closing Date”), Wheels Up Partners Holdings LLC, our direct subsidiary (“WUP”), pursuant to an equity purchase agreement (the “Purchase Agreement”) with Executive AirShare LLC, completed the sale of 100% of the issued and outstanding equity interests of Circadian Aviation LLC, our indirect subsidiary (“Circadian”). The Divestiture Closing Date fair value of the aggregate consideration transferred was $19.1 million and the Company recognized a loss on the sale of $3.0 million. The $19.1 million was comprised of $13.2 million of cash received on the Divestiture Closing Date, contingent consideration with a fair value of $4.8 million, an escrow receivable of $0.6 million and a non-contingent consideration receivable of $0.5 million. The fair value of the contingent consideration was deemed to be the approximate contract value as of the Divestiture Closing Date.
Circadian was released from all guarantor obligations with respect to the Equipment Notes (as defined below) on the Divestiture Closing Date pursuant to certain debt release letters entered into concurrently with the Purchase Agreement.
Concurrently with entering into the Purchase Agreement: (i) WUP entered into a transition services agreement with Circadian, pursuant to which WUP will provide Circadian certain specified services on a temporary basis; (ii) Wheels Up Partners LLC, our indirect subsidiary (“WUP LLC”), entered into a master operating agreement with Circadian, pursuant to which Circadian will conduct certain on-demand charter operations for certain of WUP LLC’s owned aircraft after the Divestiture Closing Date while such aircraft are transitioned from a U.S. Federal Aviation Administration (“FAA”) operating certificate held by Circadian to the Company’s subsidiaries, and WUP LLC will provide certain maintenance, pilots services, management and other related services for WUP LLC’s owned aircraft during the transition period; and (iii) certain of the Company’s subsidiaries entered into fleet management agreements with Circadian, pursuant to which Circadian will provide certain maintenance, pilots services, management and other related services for managed aircraft after the Divestiture Closing Date while they are transitioned from a FAA operating certificate held by the applicable Company subsidiary to Circadian.
During the three months ended March 31, 2024, we received $3.4 million upon finalization of the working capital adjustment under the Purchase Agreement, recognized within gain on sale of assets, net in the condensed consolidated statement of operations.
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents goodwill carrying values and the change in balance, by reporting unit, during the three months ended March 31, 2024 (in thousands):

	WUP Legacy(1)	Air Partner	Total
Balance as of December 31, 2023(2)	$136,098	$82,110	$218,208
Foreign currency translation adjustment	—	(692)	(692)
Balance as of March 31, 2024	$136,098	$81,418	$217,516

(1)    As of March 31, 2024, the WUP Legacy reporting unit had negative net assets (stockholders’ equity).
(2)     Net of accumulated impairment losses of $306.2 million, all of which was recognized on the goodwill attributable to the WUP Legacy reporting unit.

Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$32,846	$47,154
Customer relationships	89,121	37,615	51,506
Trade name	11,939	5,684	6,255
Developed technology	20,556	13,078	7,478
Leasehold interest - favorable	600	107	493
Foreign currency translation adjustment	(707)	(268)	(439)
Total	$201,509	$89,062	$112,447

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$31,325	$48,675
Customer relationships	89,121	34,920	54,201
Trade name	11,939	5,402	6,537
Developed technology	20,556	12,329	8,227
Leasehold interest - favorable	600	102	498
Foreign currency translation adjustment	(589)	(217)	(372)
Total	$201,627	$83,861	$117,766
Amortization expense of intangible assets was $5.2 million for the three months ended March 31, 2024, and $5.9 million for the three months ended March 31, 2023.
Intangible Liabilities
Associated with our acquisition of Delta Private Jets on January 17, 2020, we recognized intangible liabilities for the fair value of complimentary Wheels Up Connect Memberships provided to existing Delta SkyMiles 360 customers as of the acquisition date, as required under the Commercial Cooperation Agreement (as amended, the “CCA”) with Delta. The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$8,179	$11,821

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$7,798	$12,202

Amortization of intangible liabilities, which reduces amortization expense, was $0.4 million for the three months ended March 31, 2024, and $0.5 million for the three months ended March 31, 2023.
Future amortization expense of intangible assets and intangible liabilities held as of March 31, 2024, were as follows (in thousands):

	Intangible Assets	Intangible Liabilities
Remainder of 2024	$15,495	$1,144
2025	20,301	1,525
2026	19,436	1,525
2027	14,884	1,525
2028	14,235	1,525
2029 and Thereafter	28,096	4,577
Total	$112,447	$11,821

6.CASH EQUIVALENTS AND RESTRICTED CASH
A reconciliation of cash and cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$180,857	$263,909
Restricted cash	32,433	28,916
Total	$213,290	$292,825
Cash Equivalents
As of each of March 31, 2024 and December 31, 2023, cash equivalents on the condensed consolidated balance sheets were $0.1 million, and generally consisted of investments in money market funds, savings and time deposits.
Restricted Cash
As of each of March 31, 2024 and December 31, 2023, restricted cash included $6.2 million held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates and $5.0 million held by financial institutions to collateralize against our credit card programs. The standby letters of credit expire on December 31, 2033 and June 30, 2034. The balances as of March 31, 2024 and December 31, 2023 also included $19.8 million and $17.9 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions.

7.LONG-TERM DEBT
The following table presents the components of long-term debt on our condensed consolidated balance sheets (in thousands):

	Weighted Average Interest Rate	March 31, 2024	December 31, 2023
Equipment Notes	12.0%	$192,609	$214,878
Term Loan	10.0%	410,575	400,453
Total debt		603,184	615,331
Less: Total unamortized deferred financing costs and debt discount		358,139	356,259
Less: Current maturities of long-term debt		22,265	23,998
Long-term debt, net		$222,780	$235,074
Maturities of our principal debt payments for the next five years are as follows (in thousands):

Maturities
Remainder of 2024	$16,699
2025	38,306
2026	35,064
2027	29,759
2028	483,356
Total	$603,184
2022-1 Equipment Notes
On October 14, 2022, WUP LLC, issued $270.0 million aggregate principal amount of 12% fixed rate equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes were issued for net proceeds (before transaction-related expense) of $259.2 million. The stated final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, subject to certain prepayment requirements under the Omnibus Amendment (as defined below) and WUP LLC’s ability to redeem Equipment Notes prior to maturity. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of the principal amount equal to 10% per annum and balloon payments due at each maturity date. The Equipment Notes were initially secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries (collectively, the “Equipment Note Collateral”). WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries.
The Equipment Notes were sold pursuant to a Note Purchase Agreement, dated as of October 14, 2022 (the “Note Purchase Agreement”), and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). On September 20, 2023, the Company, WUP LLC, certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the Equipment Notes, Wilmington Trust, National Association, and the Equipment Note lenders entered into the Omnibus Amendment No. 1 (the “Omnibus Amendment”). The Omnibus Amendment provides for, among other things: (i) reducing the minimum liquidity covenant under the guarantee agreement related to the Equipment Notes (as amended, the “Guarantee”) with respect to the Company and its subsidiaries from $125.0 million as of the end of each fiscal quarter to $75.0 million on any date; (ii) permitting the execution of the Credit Agreement (as defined below); (iii) the consent of the Equipment Note lenders that will allow the Company to effect a sale of certain guarantors under the Guarantee; (iv) that if a prepayment under the Term Loan (as defined below) results in the weighted average life of the Term Loan being shorter than that of the Equipment Notes, a redemption of a portion of the Equipment Notes is required; and (v) that if an Equipment Note has a maturity date on or after the maturity of the Term Loan, all obligations under such Equipment Note will be due 90 days prior to the maturity of the Term Loan.
The Note Purchase Agreement, the Indentures and the Guarantee, as each was amended by the Omnibus Amendment, contain certain covenants, including a liquidity covenant that requires the Company to maintain minimum aggregate available cash and Cash Equivalents (as defined in the Note Purchase Agreement), including $20.0 million held in deposit for the benefit of the lenders and presented in Other non-current assets on our consolidated balance sheets as of each of March 31, 2024 and December 31, 2023, of $75.0 million on any date, a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on, among other things: (i) making certain acquisitions, mergers or disposals of its assets; (ii) making certain investments or entering into certain transactions with affiliates; (iii) prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions; and (iv) paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes and the Term Loan and Revolving Credit Facility (as each is defined below). WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. WUP LLC is also obligated to cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross-collateralized by the other aircraft for which Equipment Notes were issued under the Indentures. The maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default under the Note Purchase Agreement and each Indenture and the related guarantees. As of March 31, 2024, we were in compliance with the covenants under the Note Purchase Agreement, each Indenture and the Guarantee.
Interest and principal payments on the Equipment Notes began on January 15, 2023 and are payable quarterly on each January 15, April 15, July 15 and October 15 . During the three months ended March 31, 2024, the Company redeemed in-full the Equipment Notes for eight aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $16.3 million. As of March 31, 2024, the carrying value of the 114 aircraft that were subject to first-priority liens under the Equipment Notes was $265.8 million. Amortization expense for debt discounts and deferred financing costs of $0.5 million and $0.9 million was recorded in interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023, respectively.
Term Loan and Revolving Credit Facility
On September 20, 2023 (the “Credit Agreement Closing Date”), the Company entered into the Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”), and Cox Investment Holdings, Inc. (“CIH” and collectively with Delta and CK Wheels, the “Initial Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), pursuant to which (i) the Initial Lenders provided a term loan facility (the “Initial Term Loan”) in the aggregate original principal amount of $350.0 million and (ii) Delta provided commitments for a revolving loan facility (the “Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million. On September 20, 2023, the Company issued the Term Loan of $350.0 million to the Lenders for net proceeds (before transaction-related expense) of $343.0 million.
On November 15, 2023 (the “Final Closing Date”), the Company entered into Amendment No. 1 to Credit Agreement (the “Credit Agreement Amendment” and together with the Original Credit Agreement, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, each of Whitebox Multi-Strategy Partners, LP, Whitebox Relative Value Partners, LP, Pandora Select Partners, LP, Whitebox GT Fund, LP and Kore Fund Ltd (collectively, the “Incremental Term Lenders” and together with the Initial Lenders, the “Lenders”), and the Agent, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided an additional term loan facility (the “Incremental Term Loan” and together with the Initial Term Loan, the “Term Loan”) in the aggregate original principal amount of $40.0 million. On the Final Closing Date, the Company issued the Incremental Term Loan of

$40.0 million to the Incremental Term Lenders for net proceeds (before transaction-related expense) of $39.2 million. Upon the closing of the Incremental Term Loan, the loans under the Credit Agreement consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility in the aggregate original principal amount of $100.0 million.
The scheduled maturity date for the Term Loan is September 20, 2028, and the scheduled maturity date for the Revolving Credit Facility is the earlier of September 20, 2028 and the first date after September 20, 2025 on which all amounts owed with respect to borrowings under the Revolving Credit Facility have been repaid, subject in each case to earlier termination upon acceleration or termination of any obligations upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility (each, a “Loan” and collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each Loan is payable in kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December, and the applicable maturity date. Also, upon the occurrence and during the continuance of an event of default under the Credit Agreement, (i) interest will accrue on the unpaid principal balance of the Loans at the rate then applicable to such Loans plus 2% and (ii) interest will accrue on all other outstanding liabilities, interest, expenses, fees and other sums under the Credit Agreement, at a rate equal to the Alternate Base Rate (as defined in the Credit Agreement) plus 2% per annum. If in the future the Company or its subsidiaries either redeem in full the outstanding Equipment Notes or commence payoff at maturity thereof, the Company may elect to make interest payments (or some portion thereof) on any Loans then outstanding in cash.
The Credit Agreement also contains certain covenants and events of default, in each case customary for transactions of this type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding certain accounts, including any segregated account exclusively holding customer deposits, and other assets specified in the Credit Agreement), as well as a junior lien on the Equipment Note Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of March 31, 2024, we were in compliance with the covenants under the Credit Agreement and related credit documents.
In connection with the funding of the Initial Term Loan, the Company entered into the Investment and Investor Rights Agreement, dated as of the Credit Agreement Closing Date (the “Original Investor Rights Agreement”), by and among the Company and the Initial Lenders. Pursuant to the Original Investor Rights Agreement, the Company issued to the Initial Lenders 141,313,671 shares in the aggregate (the “Initial Shares”) of Common Stock in a private placement (the “Initial Issuance”) in a private placement on the Credit Agreement Closing Date. In addition, the Company agreed to issue an additional 529,926,270 shares in the aggregate (the “Deferred Shares” and, together with the Initial Shares, the “Investor Shares”) of Common Stock (the “Deferred Issuance” and together with the Initial Issuance, the “Investor Issuances”).
On November 9, 2023, the Company’s stockholders approved, at a special meeting of the Company’s stockholders (the “2023 Special Meeting”), the Amended and Restated Certificate of Incorporation of Wheels Up, filed with the Secretary of State of the State of Delaware on November 15, 2023 (the “Amended and Restated Certificate of Incorporation”), which, among other things, increased the number of shares of Common Stock available for issuance thereunder. In connection with the transactions contemplated by the Credit Agreement Amendment, the Company entered into Amendment No. 1 to Investment and Investor Rights Agreement, dated as of the Final Closing Date (the “Investor Rights Agreement Amendment” and together with the Original Investor Rights Agreement, the “Investor Rights Agreement”), with each Initial Lender, which contained, among others, certain revisions to reflect the issuance of the Deferred Shares. Substantially concurrently with entering into the Investor Rights Agreement Amendment, on the Final Closing Date, the Company and Initial Lenders entered into joinders to the Investor Rights Agreement (collectively, the “Investor Rights Agreement Joinders”) with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed the rights and obligations of an Additional Investor (as defined in the Investor Rights Agreement) thereunder, including the right to receive a pro rata portion of the Investor Shares. The Company issued the Deferred Shares to the Lenders on the Final Closing Date in a private placement. The Investor Shares were issued in private placements such that after the Investor Issuances, each Lender was issued a number of shares equal to its pro rata portion of the Investor Shares based on its participation in the Term Loan. The Investor Rights Agreement also contains certain other terms and conditions related to the Lenders’ ownership of Common Stock, including, among other things, that the Initial Lenders have the right to designate certain members of the Company’s Board of Directors depending on the level of Common Stock ownership and certain transfer restrictions and liquidity rights.
In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, the Company determined that the Term Loan, Initial Issuance and Deferred Issuance did not contain any features that would qualify as a derivative or embedded derivative and require bifurcation. In addition, the Company determined the Initial Issuance and Deferred Issuance should be classified as equity. In accordance with ASC 470, Debt, the allocation on a relative fair value basis resulted in gross amounts recorded of $44.9 million for the Initial Term Loan, $64.2 million for the Initial Issuance and $240.9 million for the Deferred Issuance, in each case during the year ended December 31, 2023. In accordance with ASC 815, Derivatives and Hedging, the Company determined the reallocation of the Deferred Issuance between the Lenders in connection with the Credit Agreement Amendment and Investor Rights Agreement Joinders that resulted in a pro rata portion of the Investor Shares being issued to the Incremental Term Lenders on the Final Closing Date represented a modification of a freestanding equity-classified written call option and the modification is to be recognized as if cash had been paid as consideration for the shares of Common Stock issued to the Incremental Term Lenders (collectively, the “Reallocated Shares”). Accordingly, the Reallocated Shares were treated as a debt discount in accordance with the guidance in ASC 835, Interest, and the value of the Incremental Term Loan and the Reallocated Shares was apportioned using a relative fair value allocation. The allocation on a fair value basis resulted in gross amounts recorded of $9.4 million for the Incremental Term Loan and $30.6 million for the Reallocated Shares during the three months ended December 31, 2023.
Aggregate issuance costs of $29.5 million were incurred in connection with the Original Credit Agreement, Credit Agreement Amendment, Original Investor Rights Agreement and Investor Rights Agreement Amendment. The deferred issuance costs were allocated on a relative fair value basis, resulting in an allocation of $4.1 million in the aggregate for the Term Loan and $25.4 million in the aggregate for the Investor Issuances. The initial carrying value of the Term Loan was $41.4 million as of September 20, 2023, which reflected the $3.4 million of unamortized debt issuance costs and $305.2 million of unamortized debt discount. The initial carrying value of the Incremental Term Loan was $8.7 million as of November 15, 2023, which reflected $0.7 million of unamortized debt issuance costs and $30.6 million of unamortized debt discount.
Amortization of debt discounts and deferred issuance costs associated with the Term Loan of $2.4 million were recorded in interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2024.
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

Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$93	$—	$—	$93
Total assets	$93	$—	$—	$93

Liabilities:
Warrant liability - Public Warrants	$26	$—	$—	$26
Warrant liability - Private Warrants	—	14	—	14
Equipment Notes	—	—	241,328	241,328
Term Loan	—	—	297,800	297,800
Total liabilities	$26	$14	$539,128	$539,168

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$94	$—	$—	$94
Total assets	$94	$—	$—	$94

Liabilities:
Warrant liability - Public Warrants	$7	$—	$—	$7
Warrant liability - Private Warrants	—	5	—	5
Equipment Notes	—	—	256,256	256,256
Term Loan	—	—	297,800	297,800
Total liabilities	$7	$5	$554,056	$554,068
The carrying amount of Money market funds approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The Warrants (as defined below) were accounted for as a liability in accordance with ASC 815-40. The warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. As of each of March 31, 2024 and December 31, 2023, we used Level 2 inputs for the Warrants. We valued the Warrants by applying the valuation technique of a Monte Carlo simulation model to reflect the redemption conditions. See Note 11 for additional information about the Warrants.
The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2023	$7	$5	$12
Change in fair value of warrant liability	18	10	28
Fair value as of March 31, 2024	$25	$15	$40
The estimated fair value of the Equipment Notes is categorized as a Level 3 valuation. We considered the appraised value of aircraft subject to first-priority liens under the Equipment Notes, as sourced during the third quarter of 2023 and as required under the Equipment Notes, to determine the fair value of the Equipment Notes as of March 31, 2024.
The estimated fair value of the Term Loan is categorized as a Level 3 valuation. The estimated fair value as of the issuance date was principally based on inputs such as estimated credit risk, recently completed transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. We considered the relatively short time period between the issuance of the Term Loan and the measurement date of March 31, 2024, in order to determine the fair value of the Term Loan as of March 31, 2024.
9.LEASES
Leases primarily pertain to certain controlled aircraft and our operational facilities, including aircraft hangars, our corporate headquarters located in the Atlanta, Georgia area and our corporate office in New York, New York, which are all accounted for as operating leases. We sublease an aircraft hangar at Cincinnati/Northern Kentucky International Airport from Delta. Certain of these operating leases have renewal options to further extend for additional time periods at our discretion.
We have certain variable lease agreements with aircraft owners that contain payment terms based on an hourly lease rate multiplied by the number of flight hours during a month. Variable lease payments are not included in the right-of-use asset and lease liability balances but rather are expensed as incurred.
The components of net lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$7,540	$11,694
Short-term lease costs	213	2,486
Variable lease costs	4,313	5,833
Total lease costs	$12,066	$20,013
Lease costs related to leased aircraft and operational facilities are included in Cost of revenue in the condensed consolidated statements of operations. Lease costs related to our leased corporate headquarters and other office space, including expenses for non-lease components, are included in General and administrative expense in the condensed consolidated statements of operations.
Sublease income is presented in General and administrative expense in the condensed consolidated statements of operations. Sublease income was not material for each of the three month periods ended March 31, 2024 and 2023.
Supplemental cash flow information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$7,685	$10,102
Right-of-use assets obtained in exchange for operating lease obligations	$—	$5,420

Supplemental balance sheet information related to leases were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	6.8	6.7
Weighted-average discount rate:
Operating leases	9.3%	9.2%
Maturities of lease liabilities, as of March 31, 2024, were as follows (in thousands):

Year ending December 31,	Operating Leases
2024 (remaining)	$21,166
2025	17,889
2026	10,509
2027	7,533
2028	6,357
2029 and Thereafter	36,747
Total lease payments	100,201
Less: Imputed interest	(28,390)
Total lease obligations	$71,811
10.STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Stockholders’ Equity
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

Equity-Based Compensation
The Company’s outstanding equity-based compensation awards to its directors, executive officers, employees and other eligible personnel have been made pursuant to the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated effective April 1, 2023 (the “Amended and Restated 2021 LTIP”), the Wheels Up Experience Inc. 2022 Inducement Grant Plan, dated June 30, 2022 (the “2022 Inducement Grant Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023, granted to George Mattson (the “CEO Performance Award”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 3, 2024, granted to Todd Smith (the “CFO Performance Award” and together with the CEO Performance Award, the “Executive Performance Awards”), nine equity-based compensation plans that were approved by the board of directors of WUP (collectively, the “WUP Management Incentive Plan”) prior to the business combination consummated on July 13, 2021 (the “Business Combination Closing Date”) between WUP and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination’), and the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”), which was approved by the board of directors of WUP prior to the Business Combination. Additional details about these equity-based compensation arrangements are below.
WUP Management Incentive Plan
In March 2014, the WUP Management Incentive Plan was established, which provided for the issuance of WUP profits interests, restricted or unrestricted, to employees, consultants and other qualified persons. Following the consummation of the Business Combination, no new grants can be made under the WUP Management Incentive Plan. As of March 31, 2024, an aggregate of 3.1 million WUP profits interests have been authorized and issued under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Common Stock. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and immediately exchanged for the maximum number of shares of Common Stock. The actual number of shares of Common Stock received upon exchange of such WUP profits interests will depend on the trading price per share of Common Stock at the time of such exchange.
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan as of March 31, 2024:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2024	2,881	$4.16
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of March 31, 2024	2,881	$4.16
The weighted-average remaining contractual term as of March 31, 2024, for WUP profits interests outstanding was approximately 7.3 years. All WUP profits interests were vested as of December 31, 2023.
WUP Option Plan
In December 2016, the WUP Option Plan was established, which provided for the issuance of stock options to purchase WUP common interests at an exercise price based on the fair market value of the interests on the date of grant. Generally, WUP stock options granted vest over a four-year service period and expire on the tenth anniversary of the grant date. As of March 31, 2024, the number of WUP stock options authorized and issued in the aggregate under the WUP Option Plan was 1.8 million. Each outstanding WUP stock option is exercisable for one share of Common Stock.

The following table summarizes the activity under the WUP Option Plan as of March 31, 2024:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2024	1,129	$75.45	$12.64
Granted	—	—	—
Exercised	—	—	—
Forfeited	(24)	75.55	10.76
Expired	—	—	—
Outstanding WUP stock options as of March 31, 2024	1,105	$75.45	$12.68
Exercisable WUP stock options as of March 31, 2024	1,105	$75.45	$12.68
The aggregate intrinsic value as of March 31, 2024, for WUP stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of March 31, 2024, for WUP stock options that were outstanding and exercisable was approximately 5.3 years, respectively. All WUP stock options were vested as of December 31, 2023.
Amended and Restated 2021 LTIP & 2022 Inducement Grant Plan
In connection with the Business Combination, the Board and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other qualified persons. Following approval by the Board, at the 2023 Annual Meeting, the Company’s stockholders approved the Amended and Restated 2021 LTIP to increase the aggregate number of shares of Common Stock available for awards made thereunder by 2,415,000 shares and amend certain other plan provisions. The Amended and Restated 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, restricted stock units (“RSUs”), including performance-based RSUs (“PSUs”), rights, other stock-based awards, performance awards, cash awards or any combination of the foregoing. As of March 31, 2024, an aggregate of 5.2 million shares were authorized for issuance under the Amended and Restated 2021 LTIP.
On June 30, 2022, the Board adopted the 2022 Inducement Grant Plan to be used for a one-time employment inducement grant, pursuant to NYSE Rule 303A.08, for Todd Smith, in connection with his appointment as Chief Financial Officer. The maximum number of awards that could be granted under the 2022 Inducement Grant Plan were 205,128 shares of Common Stock, which were all granted in the form of RSUs to Mr. Smith on July 1, 2022. RSU awards granted under the 2022 Inducement Grant Plan contain generally the same terms as other awards granted under the Original 2021 LTIP during the fiscal year ended December 31, 2022. Due to such similarities, the RSUs granted under the 2022 Inducement Grant Plan are consolidated in the discussion of RSUs below.
Restricted Stock Units
RSUs granted under the Amended and Restated 2021 LTIP and 2022 Inducement Grant Plan generally vest at intervals up to a four-year service period. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to RSUs as of March 31, 2024:

	Number of RSUs(1)	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2024	1,848	$9.35
Granted(2)	3,958	3.10
Vested	(508)	6.77
Forfeited	(86)	11.63
Non-vested RSUs as of March 31, 2024	5,212	$4.82
(1)    The number of RSUs and weighted-average grant date fair value include 205,128 RSUs granted under the 2022 Inducement Grant Plan in July 2022, of which 136,752 RSUs had vested as of January 1, 2024 and the remaining 68,376 RSUs are scheduled to vest on December 30, 2024, subject to continued service through such vesting date.
(2)    Share-based settlement of 3.1 million RSU awards granted during the three months ended March 31, 2024 is contingent on receipt of approval by the Company’s stockholders of an amendment to the Amended and Restated 2021 LTIP (the “LTIP Amendment”) at the 2024 annual meeting of the Company’s stockholders (the “2024 Annual Meeting”). If the Company’s stockholders do not approve the LTIP Amendment at the 2024 Annual Meeting, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) will settle such awards in cash upon vesting based on the fair market value per share of Common Stock on the applicable vesting date. The carrying amount of the contingent RSU awards granted during the three months ended March 31, 2024 has been classified as mezzanine equity on the condensed consolidated balance sheet as of March 31, 2024 under Contingent performance awards.

The total unrecognized compensation cost related to non-vested RSUs was $20.4 million as of March 31, 2024 and is expected to be recognized over a weighted-average period of 2.6 years.
Performance-Based Restricted Stock Units
Under the terms of the PSUs granted to certain employees under the Amended and Restated 2021 LTIP, upon the achievement of certain pre-determined performance objectives, each PSU may settle into shares of our Common Stock. The PSUs will vest, if at all, upon the actual achievement of the related performance objectives, subject to specified change of control exceptions.
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to PSUs as of March 31, 2024:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2024	18	$2.89
Granted(1)	464	3.07
Vested	—	—
Forfeited	(5)	2.89
Non-vested PSUs as of March 31, 2024	477	$3.06
(1)    Share-based settlement of PSU awards granted during the three months ended March 31, 2024 is contingent on receipt of approval by the Company’s stockholders of the LTIP Amendment at the 2024 Annual Meeting. If the Company’s stockholders do not approve the LTIP Amendment at the 2024 Annual Meeting, the Compensation Committee will settle such awards in cash upon vesting based on the fair market value per share of Common Stock on the applicable vesting date. The carrying amount of the PSU awards granted during the three months ended March 31, 2024 has been classified as mezzanine equity on the condensed consolidated balance sheet as of March 31, 2024 under Contingent performance awards.

Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of March 31, 2024, the achievement of the performance objectives associated with non-vested PSUs were deemed probable of being achieved. The total unrecognized compensation cost related to non-vested PSUs was $1.4 million as of March 31, 2024 and is expected to be recognized over a weighted-average period of 2.6 years.

Wheels Up Stock Options
Wheels Up stock options granted under the Amended and Restated 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to Wheels Up stock options as of March 31, 2024:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2024	77	$100.00	$47.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of March 31, 2024	77	$100.00	$47.52
Exercisable Wheels Up stock options as of March 31, 2024	77	$100.00	$47.52
The aggregate intrinsic value as of March 31, 2024, for Wheels Up stock options that were outstanding and exercisable was nil.
The weighted-average remaining contractual term as of March 31, 2024, for Wheels Up stock options that were outstanding and exercisable was approximately 3.6 years.
Executive Performance Awards
The Compensation Committee approved the CEO Performance Award granted to George Mattson, the Company’s Chief Executive Officer, and CFO Performance Award granted to Todd Smith, the Company’s Chief Financial Officer, on November 30, 2023 and March 3, 2024, respectively. Except as set forth in Section III.A of the Amended and Restated 2021 LTIP, the Executive Performance Awards incorporate the terms of the existing Amended and Restated 2021 LTIP, as it may be amended from time-to-time. Each Executive Performance Award is intended to constitute a standalone equity incentive plan and any shares of Common Stock issued under such awards will not be issued under, or count against the number of shares of Common Stock reserved pursuant to, any of the Company’s other equity-based compensation plans or awards. The issuance of any shares under the Executive Performance Awards upon vesting is contingent upon receipt of the approval of each award by the Company’s stockholders. If either Executive Performance Award is not approved by the Company’s stockholders at a future annual or special meeting of the Company’s stockholders or by written consent of the Company’s stockholders, or if on any Determination Date (as defined below) there is not a sufficient amount of shares authorized by the Company's stockholders to deliver the number of shares due under the Executive Performance Awards, then upon vesting, if at all, any amounts payable under such Executive Performance Awards will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The Executive Performance Awards are one-time performance awards granted to our Chief Executive Officer and Chief Financial Officer in lieu of future annual equity compensation grants and are intended to provide each of them with the opportunity to share in the long-term growth of the value of the Company. The Executive Performance Awards consist of a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of the Company’s borrowings under the $390.0 million Term Loan, if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of each Executive Performance Award will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, so long as such officer remains employed with the Company as of such dates. A “Repayment Event” includes certain refinancings of the Term Loan on or before September 20, 2028, the scheduled maturity date of the Term Loan. Subject to the satisfaction of the applicable performance- and service-based vesting conditions described above, the number of shares of Common Stock that may vest and be issued to our Chief Executive Officer or Chief Financial Officer, as applicable, will first be determined on December 31st of the year in which a Repayment Event occurs, and then on December 31st of each subsequent year (each such date, a “Determination Date”) until December 31, 2028 (the “Final Determination Date”). At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable to our Chief Executive Officer or Chief Financial Officer, as applicable, in connection with such Determination Date, if any, will be determined using the then applicable percentage associated with the service-based vesting condition (the “Service Vested Percentage”).
The number of shares of Common Stock subject to vesting and issuance, if any, to our Chief Executive Officer or Chief Financial Officer, as applicable, on each Determination Date following a Repayment Event is based on a formula that aligns the number of shares of Common Stock issuable to such officers with the repayment or refinancing of the Term Loan and Revolving Credit Facility, the then applicable dollar value of the shares of Common Stock issued to the Lenders under the Investor Rights Agreement and the volume weighted average price per share of Common Stock during the 60 trading day period prior to the applicable Determination Date. The number of shares of Common Stock, if any, issuable under the Executive Performance Awards will vary depending on, among other things: (i) the occurrence and timing of a Repayment Event; (ii) the Lenders’ Total Investor Return (as defined in the Executive Performance Awards) as a multiple of the aggregate principal amount of the Term Loan and any borrowings under the Revolving Credit Facility as of the applicable Determination Date, if any; and (iii) the Service Vested Percentage as of the applicable Determination Date. There can be no assurance that the vesting conditions will be satisfied or that the foregoing variables will result in the vesting and issuance of any shares of Common Stock or payments of cash pursuant to the Executive Performance Awards.
The performance-based vesting conditions for the Executive Performance Awards were not met and no shares vested as of March 31, 2024. As of March 31, 2024, the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the Term Loan. The grant-date fair values of the CEO Performance Award as of November 30, 2023 and the CFO Performance Award as of March 3, 2024, in each case using a Monte Carlo simulation model, were $148.4 million and $50.9 million, respectively. The derived service period for the CEO Performance Award began on November 30, 2023, and is 5.2 years. The derived service period for the CFO Performance Award began on March 3, 2024, and is 4.8 years.
We recognized compensation expense of $8.0 million associated with the Executive Performance Awards during the three months ended March 31, 2024. The remaining $188.7 million outstanding expense is expected to be recognized over 4.8 years. As of March 31, 2024, since we have not obtained authorization from the Company’s stockholders for the issuance of any shares of Common Stock to satisfy settlement of the award, the carrying amount of award has been classified as mezzanine equity in the condensed consolidated balance sheet under Contingent performance awards.
Fair Value Estimates
We estimated fair value to measure compensation cost of the Executive Performance Awards on the date of grant using techniques that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, management considered, among other factors, the nature of the instrument, the market risks that it embodies, and the expected means of settlement.
Estimating fair values of the Executive Performance Award requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external factors. In addition, option-pricing models are highly volatile and sensitive to changes.

The following table summarizes the significant assumptions used to estimate the fair value on the date of grant:

	2024(1)	2023(2)
Expected term (in years)	4.9	5.2
Volatility	65%	60%
Risk-free rate	4.1%	4.3%
Expected dividend rate	0%	0%
(1) Assumptions used in the Monte Carlo simulation related to the CFO Performance Award, which was granted on March 3, 2024.
(2) Assumptions used in the Monte Carlo simulation related to the CEO Performance Award, which was granted on November 30, 2023.
Equity-Based Compensation Expense
Compensation expense for WUP profits interests recognized in the condensed consolidated statements of operations was nil and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
Compensation expense for WUP stock options under the WUP Option Plan and Wheels Up stock options under the Amended and Restated 2021 LTIP recognized in the condensed consolidated statements of operations was nil and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
Compensation expense for RSUs and PSUs recognized in the condensed consolidated statements of operations was $3.2 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively.
Compensation expense for the Executive Performance Awards recognized in the condensed consolidated statements of operations was $8.0 million and nil for the three months ended March 31, 2024 and 2023, respectively.
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$746	$1,179
Technology and development	283	484
Sales and marketing	135	700
General and administrative	10,047	9,175
Total equity-based compensation expense	$11,211	$11,538
Earnout Shares
As part of the Business Combination, certain existing holders of WUP equity, including holders of WUP profits interests and restricted interests under the WUP Management Incentive Plan, but excluding holders of WUP stock options, have the right to receive up to 0.9 million additional shares of Common Stock (the “Earnout Shares”) that will vest, if at all, upon the achievement of separate market conditions. One-third of the Earnout Shares will meet the market condition when the closing Common Stock price is greater than or equal to $125.00 for any 20 trading days within a period of 30 consecutive trading days on or before July 13, 2026. An additional one-third will vest when the Common Stock is greater than or equal to $150.00 over the same measurement period. The final one-third will vest when the Common Stock is greater than or equal to $175.00 over the same measurement period.
Earnout Shares are attributable to vested WUP profits interests and restricted interests as of the date each of the applicable Share market conditions are met. No Earnout Shares had been issued as of March 31, 2024.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Business Combination Closing Date and had a weighted-average period of 1.7 years.

Based on the Common Stock trading price, the market conditions were not met, and no Earnout Shares vested or were issuable as of March 31, 2024. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was nil and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.
Treasury Stock
As of March 31, 2024, we had 368,471 shares of treasury stock. The increase in treasury stock during the three months ended March 31, 2024 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of RSUs. During the three months ended March 31, 2024, we did not cancel or reissue any shares of Common Stock held as treasury stock.
11.WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”). On the Business Combination Closing Date, Wheels Up assumed the Warrants, none of which had been exercised as of March 31, 2024. Each whole Warrant entitles the holder to purchase 1/10th share of Common Stock at a price of $115.00 per whole share of Common Stock. The Public Warrants and Private Warrants expire on July 13, 2026 or earlier upon redemption or liquidation.
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
The calculation of non-controlling interests is as follows:

	March 31, 2024		December 31, 2023
Number of WUP common units held by Wheels Up(1)	697,321,492	100.0%	696,856,131	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	697,321,492	100.0%	696,856,131	100.0%
(1) WUP common units represent an equivalent ownership of Common Stock outstanding.
(2) Based on the closing price of Common Stock on the last trading day of the period covered by this Quarterly Report, there would be no WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of March 31, 2024.
Weighted-average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was nil for each of the three months ended March 31, 2024 and 2023.

13.COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments, primarily in the form of obligations to provide services for which we have already received deferred revenue (see Note 2), lease arrangements (see Note 9), repayment of long-term debt (see Note 7), legal proceedings and sales and use tax liability.
Legal Proceedings
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, as of the date of this Quarterly Report we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York, which was re-filed against FE in the Supreme Court of the State of New York in New York County on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement that were recorded in Other non-current assets on our consolidated balance sheets as of March 31, 2024 and December 31, 2023, as well as attorneys’ fees and costs. We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE, but there can be no assurance as to the outcome of the lawsuit against FE. Our success in recovering the amounts from FE will depend upon several factors including the availability of funds by FE for the recoverable amounts. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to our activity. As of each of March 31, 2024 and December 31, 2023, we estimated the potential exposure to such tax liability was $10.5 million the expense for which was included in accrued expenses on the condensed consolidated balance sheets and in cost of revenue in the condensed consolidated statements of operations as of and for the applicable periods presented.

14.RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, and their purchases of flights and flight-related services.
We incurred expenses of $0.1 million for the three months ended March 31, 2024, and $0.6 million for the three months ended March 31, 2023, from transactions related to the CCA with Delta. As of March 31, 2024 and December 31, 2023, $1.6 million and $0.4 million, respectively, were included in Accrued expenses on the condensed consolidated balance sheets, and $2.7 million and $3.6 million, respectively, were included in Other non-current liabilities on the condensed consolidated balance sheets, in each case related to transactions related to the CCA with Delta.

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
We incurred $17.7 million of charges associated with the Restructuring Plan during the fourth quarter of 2022 and first quarter of 2023, which primarily consisted of cash and non-cash expenses related to severance payments, employee benefits and equity-based compensation. During the three months ended March 31, 2023, we recognized approximately $10.5 million of expenses related to the Restructuring Plan which were recorded in the condensed consolidated statement of net income, as follows (in thousands):

Cost of revenue	$755
Technology and development	2,299
Sales and marketing	2,058
General and administrative	5,408
Total restructuring expenses	$10,520
All charges associated with the Restructuring Plan were paid as of December 31, 2023.
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
We recorded income tax benefit of $0.1 million and income tax expense of $0.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The effective tax rate was 0.1% and (0.2)% for the three months ended March 31, 2024 and March 31, 2023, respectively. Our effective tax rate for the three months ended March 31, 2024 differs from the federal statutory rate of 21%, primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized and geographical mix of our earnings.
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
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of March 31, 2024, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
In general, under Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits to offset future taxable income or taxes. As a result of the Initial Issuance, the Company experienced an ownership change for the purpose of Section 382 of the Code during the third quarter of 2023 that will limit the availability of our tax attributes offset future income. A formal Section 382 analysis is being performed to determine the extent of the limitations. Our net operating losses and tax attributes are currently subject to a full valuation allowance. Accordingly, we do not believe it will have a material impact on our consolidated financial statements.
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world have implemented the legislation, including jurisdictions in which certain of Wheels Up’s subsidiaries operate, and many other jurisdictions are in the process of implementing it. The Company is currently monitoring these developments and is in the process of evaluating the potential impact on its consolidated financial statements.
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions and treats the tax effects of GILTI as a current period expense in the period incurred.
17.NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(97,393)	$(100,866)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	697,983,030	25,334,527
Basic and diluted net loss per share of Common Stock	$(0.14)	$(3.98)
There were no dividends declared or paid during each of the three months ended March 31, 2024 and 2023.
Basic and diluted net loss per share were computed using the two-class method. All issued and outstanding shares of restricted stock are included in the weighted-average shares of Common Stock outstanding for all periods presented. WUP restricted interests were converted into shares of restricted stock as of the Business Combination Closing Date (see Note 10).
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
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	March 31,
	2024	2023
Warrants(1)	1,252,149	1,252,149
Earnout Shares	900,000	900,000
RSUs and PSUs(2)	3,790,537	2,785,266
Stock options	1,181,652	1,366,515
Total anti-dilutive securities	7,124,338	6,303,930
(1)     Each Warrant entitles the holder to purchase 1/10th of one share of Common Stock at a price of $115.00 per whole share of Common Stock.
(2)    Includes total RSUs and PSUs outstanding as of March 31, 2024 and total RSUs, PSUs and market-based RSUs outstanding as of March 31, 2023, which market-based RSUs were subsequently forfeited during the three months ended June 30, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”). This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report. Unless the context otherwise requires, references in this MD&A section to “Wheels Up”, “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries.
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
Our Member Programs
We generate revenue from our member programs in two main categories—Flight revenue and Membership revenue. We provide private aviation services through our innovative membership program, offering three membership tiers — Connect, Core and UP for Business — which are collectively designed to address a spectrum of private aviation consumers, from those with occasional usage to the most frequent of flyers. Membership revenue is generated from initiation fees and annual dues, which provide members with access to one of the world’s largest combined fleets of owned, leased and third-party aircraft. Our member programs are designed to provide the varying services required across a range of existing and potential private flyers. All membership options provide access through the Wheels Up mobile app and website to on-demand charter flights and dynamic pricing. Additional details about our member programs are below:
•Our Core membership is designed for private flyers who place a premium on the convenience and flexibility of guaranteed aircraft availability on all aircraft types on short notice, want price protection through capped or fixed rates on the busiest industry days and want to participate in an enhanced lifestyle program of events, experiences and member benefits. Core members can also use Prepaid Blocks to seamlessly pay for Delta flights and upon signing up or renewing their membership, receive Delta SkyMiles® and/or Delta Medallion® Status.
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
Flight revenue includes revenue earned from member and customer flights, whether as part of our programmatic or charter offerings. Wheels Up has one of the largest and most diverse mix of available aircraft in the industry. As of March 31, 2024, we had 175 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets. We also have access to approximately 1,500 aircraft in all private aircraft cabin classes through our network of third-party operators, which must satisfy our rigorous and stringent safety standards for aircraft, crew and operations.
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
Additional Sources of Revenue
In addition to our member programs and global charter solutions, we provide wholesale charter services to customers such as charter flight brokers and third-party operators. We also engage in maintenance, repair and operations (“MRO”), fixed-base operator (“FBO”) services, safety and security services, and special missions, including government, defense, emergency and medical transport. We believe that these primarily non-member facing activities and services complement our core private aviation business and provide additional sources of revenue.
Recent Developments
Network Optimization and Cost Reduction Initiatives
In June 2023, we announced changes to our member programs that were designed to focus our controlled fleet into specific regions in the U.S. along the east coast, west coast, and travel in between. By concentrating on those primary service areas, we expect to benefit from improved network density with significant cost and operating advantages for us, and attractive pricing and leading service levels for our customers.
The announcement of those member program changes was the first step in our efforts to transition our business to areas where we expect to generate sustainable profits. Over the past year, we have continued to deliver on our customer commitments and legacy Prepaid Block rule sets, and all new Prepaid Block sales are under the new programmatic rule sets. Today, with the vast majority of Prepaid Blocks on the newer rule sets, we are taking the steps to more fully consolidate our operations and maintenance activities within our primary service area, which is where we expect to concentrate our controlled fleet flying going forward.
We are also devoting significant resources to growing our global charter offerings alongside our member programs. We believe there is a significant opportunity to increase the mix of revenue attributable to our charter offerings, the growth of which is expected to be an important contributor to our future profitability goals.
The private aviation industry experienced lower demand in the first quarter of 2024 relative to the prior year, which was a contributing factor to the decrease in our Live Flight Legs (as defined below) and Flight revenue. However, we experienced a 14% increase in Prepaid Blocks versus the first quarter 2023, which we believe is a result of our improved operating performance and continued momentum from our partnership with Delta. The increase in Prepaid Blocks was in-part attributable to improved sales to corporate customers during the first quarter of 2024. We expect that increased flight activity from corporate customers will lead to an increase in weekday travel to complement the weekend and holiday travel that we have historically experienced from individual leisure travelers. We believe that increasing the mix of corporate customers is a key component of the Company’s plan to improve asset utilization and achieve our positive Adjusted EBITDA (as defined below) goal.
New PBI Maintenance Facility
We continue to implement changes to our aircraft fleet management and maintenance operations that are intended to improve the efficiency of our operations and the availability of our aircraft, as well as reduce our operating costs. In April 2024, we announced that we expect to open a new flagship maintenance facility at Palm Beach International Airport (the “PBI Maintenance Facility”) by the end of 2024. In preparation for the opening of the PBI Maintenance Facility, we are reallocating resources from existing underutilized facilities as a result of, among others: the closure of existing maintenance operations in Cincinnati, Ohio and Broomfield, Colorado; the relocation of mobile service units in Sacramento, California, Las Vegas, Nevada, and Salt Lake City, Utah, and certain service units in Burbank, California, to the Eastern U.S.; and the forthcoming relocation of resources currently stationed at the Company’s Fort Lauderdale facility to the PBI Maintenance Facility. We believe these actions will better align our maintenance resources to the Company’s geographic network and flight demand density.
Certificate Consolidation
We continue to pursue the consolidation of our U.S. Federal Aviation Administration (“FAA”) operating certificates, which is intended to simplify our flight operations by harmonizing our procedures across the entire company. In February 2023, we consolidated the legacy Alante Air Charter operations and our Cessna CJ3 aircraft into one FAA operating certificate. In September 2023, we completed the sale of our non-core aircraft management business, which included the disposition of the two related FAA operating certificates. In March 2024, the FAA issued operational authority that allowed us to begin transitioning our King Air 350i, Cessna CJ3 and Cessna Citation X aircraft fleets to a single FAA operating certificate held by Wheels Up Private Jets LLC, our subsidiary. We expect continued certificate consolidation and related operational efficiency efforts will contribute meaningfully to our service delivery and financial results in future periods.
Additional Operational Efficiency Initiatives
Since the beginning of 2023, we have taken numerous actions intended to improve our operating efficiency and reduce our fixed costs, including the opening of our Member Operations Center located in the Atlanta, Georgia area (the “Atlanta Member Operations Center”) in May 2023 and strategically reducing the number of owned and leased aircraft in our fleet. We expect to continue to take actions to simplify our business, drive our asset utilization, and focus on our core charter operations. We also expect to strategically adjust our controlled aircraft fleet to match demand as we focus on improved asset utilization, and implement discrete cost reduction initiatives that do not adversely impact the customer experience or our service offerings. We believe these actions are important to achieving operational excellence and supporting future profitable flying.
Non-GAAP Financial Measures
In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, U.S. Generally Accepted Accounting Principles (“GAAP”).
These non-GAAP financial measures are in addition to, and not a substitute for, measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any performance measures derived in accordance with GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information about Wheels Up to investors and are utilized internally by our management team to assess certain aspects of our performance. However, there are a number of limitations related to the use of these non-GAAP financial measures and their nearest GAAP equivalents, including that they exclude significant expenses that are required by GAAP to be recorded in Wheels Up’s financial measures. In addition, other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures may not be directly comparable to similarly titled measures of other companies.
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

The following table reconciles Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(97,393)	$(100,866)
Add back (deduct)
Interest expense	14,555	8,119
Interest income	(56)	(3,821)
Income tax expense	(114)	188
Other expense, net	129	(145)
Depreciation and amortization	15,395	14,445
Change in fair value of warrant liability	28	(125)
Gain on disposal of assets, net	(1,440)	—
Equity-based compensation expense	11,211	11,538
Acquisition and integration expense(1)	—	2,034
Restructuring charges(2)	2,144	10,491
Atlanta Member Operations Center set-up expense(3)	3,023	6,960
Certificate consolidation expense(4)	1,138	2,647
Other(5)	2,151	(380)
Adjusted EBITDA	$(49,229)	$(48,915)
__________________
(1)Consists of expenses incurred associated with acquisitions, as well as integration-related charges incurred within one year of acquisition date primarily related to system conversions, re-branding costs and fees paid to external advisors.
(2)For the three months ended March 31, 2024, primarily includes charges for contract termination charges and employee separation programs as part of our ongoing cost reduction initiatives. For the three months ended March 31, 2023, includes restructuring charges related to the restructuring plan that we announced on March 1, 2023 (the “Restructuring Plan”) and other strategic business initiatives.
(3)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023.
(4)Consists of expenses incurred to execute the consolidation of our FAA operating certificates primarily including pilot training, retention programs and consultancy fees associated with planning and implementing the consolidation process.
(5)Includes (i) collections of certain aged receivables which were added back to Net Loss in the reconciliation presented for the twelve months ended December 31, 2022, (ii) reserves and/or write-off of certain aged receivables associated with the aircraft management business which was divested on September 30, 2023, and (iii) expenses incurred associated with ongoing litigation matters.

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

The following table reconciles Adjusted Contribution to gross profit (loss), which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$197,101	$351,812
Less: Cost of revenue	(198,260)	(353,791)
Less: Depreciation and amortization	(15,395)	(14,445)
Gross profit (loss)	(16,554)	(16,424)
Gross margin	(8.4)%	(4.7)%
Add back:
Depreciation and amortization	15,395	14,445
Equity-based compensation expense in cost of revenue	746	1,179
Restructuring expense in cost of revenue(1)	—	755
Atlanta Member Operations Center set-up expense in cost of revenue(2)	1,402	3,799
Certificate consolidation expense in cost of revenue(3)	1,026	2,601
Adjusted Contribution	$2,015	$6,355
Adjusted Contribution Margin	1.0%	1.8%
__________________
(1)Includes restructuring charges related to the Restructuring Plan and other employee separation programs as part of our cost reduction initiatives.
(2)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023.
(3)Consists of expenses incurred to execute the consolidation of our FAA operating certificates primarily including pilot training, retention programs and consultancy fees associated with planning and implementing the consolidation process.

Total Private Jet Flight Transaction Value and Total Flight Transaction Value
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

The following table reconciles each of Total Private Jet Flight Transaction Value and Total Flight Transaction Value to Flight revenue, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2024	2023
Flight revenue	$150,929	$231,762
Add back (deduct):
Private Jet Charter Revenue in Flight revenue(1)	(47,854)	(40,181)
Private Jet Charter FTV(2)	88,688	66,528
Total Private Jet Flight Transaction Value	191,763	258,109
Other Charter FTV(2)	32,911	31,083
Total Flight Transaction Value	$224,674	$289,192
__________________
(1)    Represents the portion of Flight revenue not attributable to Programmatic Flights.
(2)    See “Key Operating Metrics” below for more information about Private Jet Charter FTV and Other Charter FTV.

Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	As of March 31,
	2024	2023	% Change
Active Members	9,155	12,285	(25)%

	Three Months Ended March 31,
	2024	2023	% Change
Active Users	10,218	13,336	(23)%

Live Flight Legs	11,754	15,389	(24)%

Total Private Jet Flight Transaction Value per Live Flight Leg	$16,315	$16,772	(3)%

Private Jet Charter FTV(1)	$88,688	$66,528	33%
Other Charter FTV(1)	32,911	31,083	6%
Total Charter FTV(1)	$121,599	$97,611	25%

On-Time Performance (D-60)	87%	86%	1%

Completion Rate	98%	98%	—%
__________________
(1)    Amount shown in thousands.

Active Members
We define Active Members as the number of Connect, Core and UP for Business membership accounts that generated membership revenue in the applicable period and are active as of the end of the reporting period. We use Active Members to assess the adoption of our premium offerings which is a key factor in our penetration of the market in which we operate and a key driver of membership and flight revenue.
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
Live Flight Legs
We define Live Flight Legs as the number of completed one-way revenue generating private jet flight legs in the applicable period. The metric excludes empty repositioning legs and owner legs related to aircraft under management. We believe Live Flight Legs is a useful metric to measure the scale and usage of our platform, and our growth in flight revenue.
Total Private Jet Flight Transaction Value per Live Flight Leg
We use Total Private Jet Flight Transaction Value per Live Flight Leg to measure the average gross spend by members and customers for each Live Flight Leg. See “Non-GAAP Financial Measures” above for more information regarding our use and definition of Total Private Jet Flight Transaction Value.
Private Jet Charter FTV
We define Private Jet Charter FTV as the sum of total gross spend by members and customers on all private, on-demand charter flights that are at market-based rates and are not Programmatic Flights. Private Jet Charter FTV excludes customer gross spend attributable to all group charter flights with 15 or more passengers and cargo flight services. We use Private Jet Charter FTV to measure the size of our private jet charter business relative to the overall industry. See “Non-GAAP Financial Measures” above for more information about the use of Private Jet Charter FTV in the calculation of Total Private Jet Flight Transaction Value and Total Flight Transaction Value.
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
Total Charter FTV
We define Total Charter FTV as the sum of Private Jet Charter FTV and Other Charter FTV. We use Total Charter FTV to measure the size of our total charter business relative to the overall industry.
On-Time Performance (D-60)
We define On-Time Performance (D-60) as the percentage of flights that depart within 60 minutes of the scheduled time, inclusive of air traffic control, weather, maintenance and customer delays.
Completion Rate
We define Completion Rate as the percentage of scheduled flights operated and completed.

Components of Results of Our Operations
The key components of our results of operations include:
Revenue
Revenue is derived from flight, membership and other services.
Flight revenue consists of retail and wholesale flights and certain related fees and surcharges. Members can either pay as they fly or prepay for flights, including through the use of Prepaid Blocks.
Membership revenue is comprised of a one-time initiation fee paid at the commencement of a membership and recurring annual dues. In the first year of membership, a portion of the initiation fee is applied to annual dues. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the member relationship period, which is estimated to be three years. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues are deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles® Program as part of their membership, then a portion of the membership fee is allocated at contract inception.
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
Gain on disposal of assets, net
Gain on disposal of assets, net consists of the net working capital adjustment received in the first quarter of 2024 associated with the divestiture of the of our aircraft management business on September 30, 2023, partially offset by losses on disposal of other assets during the period.
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

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
The following table sets forth our results of operations for each of the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change in
	2024	2023	$	%
Revenue	$197,101	$351,812	$(154,711)	(44.0)%

Costs and expenses:
Cost of revenue	198,260	353,791	(155,531)	(44.0)%
Technology and development	11,081	15,873	(4,792)	(30.2)%
Sales and marketing	21,437	25,803	(4,366)	(16.9)%
General and administrative	36,237	39,416	(3,179)	(8.1)%
Depreciation and amortization	15,395	14,445	950	6.6%
Gain on sale of aircraft held for sale	(2,724)	(866)	(1,858)	214.5%
Total costs and expenses	279,686	448,462	(168,776)	(37.6)%

Loss from operations	(82,585)	(96,650)	14,065	(14.6)%

Other income (expense):
Gain on disposal of assets, net	1,440	—	1,440	n/m
Loss on extinguishment of debt	(1,706)	—	(1,706)	n/m
Change in fair value of warrant liability	(28)	125	(153)	n/m
Interest income	56	3,821	(3,765)	(98.5)%
Interest expense	(14,555)	(8,119)	(6,436)	79.3%
Other income (expense), net	(129)	145	(274)	n/m
Total other income (expense)	(14,922)	(4,028)	(10,894)	270.5%

Loss before income taxes	(97,507)	(100,678)	3,171	(3.1)%

Income tax benefit (expense)	114	(188)	302	n/m

Net loss	(97,393)	(100,866)	3,473	(3.4)%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(97,393)	$(100,866)	$3,473	(3.4)%
n/m - not meaningful

Revenue
Revenue decreased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, as follows (in thousands).

	Three Months Ended March 31,		Change in
	2024	2023	$	%
Membership	$16,854	$21,680	$(4,826)	(22.3)%
Flight	150,929	231,762	(80,833)	(34.9)%
Aircraft management	3,193	63,694	(60,501)	(95.0)%
Other	26,125	34,676	(8,551)	(24.7)%
Total	$197,101	$351,812	$(154,711)	(44.0)%
The decrease in Membership revenue was driven by a 25% decrease in Active Members year-over-year, partially offset by shift to a higher percentage of Core members.
The decrease in Flight revenue was primarily driven by a 24% decrease in Live Flight Legs year-over-year, reflecting our efforts to focus on profitable flying and a slowdown in the industry, which resulted in a $54.7 million reduction to revenue during the period, and reflecting a higher mix of charter flights, the revenue from which is generally recognized on a net basis.
The decrease in Aircraft management revenue is attributable to our divestiture of our aircraft management business on September 30, 2023. We do not expect to realize any significant revenue associated with aircraft management activities in future periods.
The decrease in Other revenue was primarily attributable to a $9.5 million decrease in sales of aircraft inventory, as the Company has reduced its focus on whole aircraft sales.
Cost of Revenue
Cost of revenue decreased by $155.5 million, or 44%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in cost of revenue was primarily driven by the decrease in Live Flight Legs, in conjunction with our fleet reduction strategy across our owned and leased fleet, and third party guaranteed rate program contracts. The decrease was also driven by the divestiture of the aircraft management business on September 30, 2023. We do not expect to realize any significant costs of revenue associated with aircraft management activities in future periods.
Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $4.8 million, or 30%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily attributable to a $1.3 million reduction in employee compensation and benefits driven by headcount reduction actions taken in fiscal year 2023, including the Restructuring Plan, a $0.9 million reduction in enterprise software and other IT-related charges, a $0.4 million reduction in equity-based compensation expense and the absence of $2.3 million of one-time charges associated with the Restructuring Plan recognized during the first quarter of 2023.
Sales and Marketing
Sales and marketing expenses decreased by $4.4 million, or 17%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily attributable to a $3.1 million decrease in sales commissions primarily driven by the decrease in year-over-year membership and whole aircraft sales revenues and the absence of $2.2 million in one-time charges associated with the Restructuring Plan recognized during the first quarter of 2023. The decreases were partially offset by a $1.6 million one-time charge associated with terminating a consultancy agreement in the first quarter of 2024.
General and Administrative
General and administrative expenses decreased by $3.2 million, or 8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily attributable to the absence of $5.0 million in one-time charges associated with the Restructuring Plan recognized during the first quarter of 2023, a $1.8 million reduction in consultancy expenses associated with integration-related activities in the first quarter of 2023, and a $1.2 million reduction in employee flight compensation. The decreases were partially offset by a $1.8 million increase in equity-based compensation expense primarily associated with the Executive Performance Awards (as defined in Note 10), offset by historical awards which vested prior to or within the current period, a $0.7 million increase in legal expenses associated with ongoing litigation matters and a $0.7 million increase in legal settlement charges.
Depreciation and Amortization
Depreciation and amortization expenses decreased $1.0 million, or 6.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of the divestiture of the aircraft management business, as well as our fleet reduction strategy.
Interest Income
Interest income decreased by $3.8 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was attributable to holding lower levels of cash equivalents in money market funds during the period.
Interest Expense
Interest expense increased by $6.4 million, or 79%, for the three months ended March 31, 2024 compared to three months ended March 31, 2023. The increase was primarily attributable to non-cash interest expense associated with the Term Loan (as defined below) entered into in the second half of 2023.
Other Expense, Net
Other expense, net was relatively consistent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Liquidity and Capital Resources
Overview and Liquidity Outlook
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from debt financing transactions, and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of March 31, 2024, we had $180.9 million of cash and cash equivalents and $32.4 million of restricted cash, and our long-term debt obligations consisted primarily of approximately $192.6 million aggregate principal amount outstanding of Equipment Notes (as defined below) and the Term Loan (as defined below) in the aggregate principal amount of $410.6 million (including capitalized paid-in-kind interest). In addition, we had a working capital deficit of $545.8 million as of March 31, 2024 and net cash used in operating activities was $73.8 million for the three months ended March 31, 2024. See Part I, Item 1A “Risk Factors—Risks Relating to Our Indebtedness and Contractual Obligations—Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition” in our Annual Report for more information about our contractual obligations.
Pursuant to the Credit Agreement (as defined below), Delta has provided commitments for the Revolving Credit Facility (as defined below) in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances and is subject to liquidity-driven repayment conditions. As of March 31, 2024, no amounts were outstanding under the Revolving Credit Facility. See “Term Loan and Revolving Credit Facility” below for more information about the Revolving Credit Facility.
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
Long-Term Debt
2022-1 Equipment Notes
In October 2022, Wheels Up Partners LLC, our indirect subsidiary (“WUP LLC”), entered into a Note Purchase Agreement, dated as of October 14, 2022 (“Note Purchase Agreement”), pursuant to which WUP LLC issued $270.0 million aggregate principal amount of the equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of the principal amount equal to 10% per annum and balloon payments due at each maturity date. Interest and principal payments on the Equipment Notes began on January 15, 2023 and are payable quarterly on each January 15, April 15, July 15 and October 15 . The stated final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, subject to certain prepayment requirements under the Omnibus Amendment (as defined below) and WUP LLC’s ability to redeem Equipment Notes prior to maturity. As of March 31, 2024, the Equipment Notes were secured by first-priority liens on 114 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries (the “Equipment Note Collateral”).
The Equipment Notes were sold pursuant to the Note Purchase Agreement, and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). In connection with the entering into the Credit Agreement (as defined below), the Company, WUP LLC, certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the Equipment Notes entered into Omnibus Amendment No. 1, dated September 20, 2023 (the “Omnibus Amendment”), in order to amend certain of the agreements governing the Equipment Notes, including the Note Purchase Agreement, Indentures and related guarantees. The Note Purchase Agreement and the Indentures and related guarantees, as each was amended by the Omnibus Amendment, contain certain covenants, including, among others: a liquidity covenant that requires the Company and its subsidiaries to maintain minimum aggregate available cash and Cash Equivalents (as defined in the Note Purchase Agreement), including $20.0 million held in deposit for the benefit of the lenders that is included in Other non-current assets on our condensed consolidated balance sheet as of March 31, 2024, of $75.0 million on any date; a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company; that if a prepayment under the Term Loan (as defined below) results in the weighted average life of the Term Loan being shorter than that of the Equipment Notes, a redemption of a portion of the Equipment Notes is required; that if an Equipment Note has a maturity date on or after the maturity of the Term Loan (as defined below), all obligations under such Equipment Note will be due 90 days prior to the maturity of the Term Loan; and restrictive covenants that provide limitations under certain circumstances on certain acquisitions, mergers or disposals of assets, making certain investments or entering into certain transactions with affiliates, prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions, and paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes and the Term Loan and Revolving Credit Facility. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries, and the Company also must cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross collateralized by the other aircraft for which Equipment Notes were issued under the Indentures.

During the three months ended March 31, 2024, the Company redeemed in-full the Equipment Notes for eight aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $16.3 million. As of March 31, 2024, approximately $192.6 million aggregate principal amount of Equipment Notes were outstanding and the carrying value of the 114 aircraft that were subject to first-priority liens under the Equipment Notes was $265.8 million.
Term Loan and Revolving Credit Facility
On September 20, 2023, the Company entered into a Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”) and Cox Investment Holdings, Inc. (collectively with Delta and CK Wheels, the “Initial Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), which was subsequently amended by Amendment No. 1 to Credit Agreement, dated November 15, 2023 (together with the Original Credit Agreement, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, each of Whitebox Multi-Strategy Partners, LP, Whitebox Relative Value Partners, LP, Pandora Select Partners, LP, Whitebox GT Fund, LP and Kore Fund Ltd (collectively with the Initial Lenders, the “Lenders”), and the Agent, pursuant to which (i) the Lenders provided a term loan facility in the aggregate original principal amount of $390.0 million (the “Term Loan”), the net proceeds of which were received in the third and fourth quarters of 2023, and (ii) Delta provided commitments for a revolving credit facility in the aggregate original principal amount of $100.0 million (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facility”).
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
The Credit Agreement contains certain covenants that place limitations on, among other things: prepaying, redeeming, repurchasing, or issuing and selling new equity interests of the Company and its subsidiaries; paying dividends and making certain distributions; making certain investments and consummating certain acquisitions, mergers or disposals of assets; and the replacement of existing indebtedness and incurrence of new indebtedness and encumbrances. The Credit Agreement also contains customary events of default, including a cross-default provision among the Equipment Notes and other Material Indebtedness (as defined in the Credit Agreement). The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding certain assets), and a junior lien on the Equipment Note Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of March 31, 2024, we were in compliance with the covenants under the Credit Agreement and related credit documents.
In addition, Delta has provided commitments for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million under the Credit Agreement. The Company may request to make borrowings under the Revolving Credit Facility at any time until September 20, 2025 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the Revolving Credit Facility prior to maturity as follows: (i) at any time prior to September 20, 2025, to the extent the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $100.0 million; and (ii) on or after September 20, 2025 but prior to maturity, to the extent that the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $125.0 million and if Consolidated Cash Flow (as defined in the Credit

Agreement) has been positive for any fiscal quarter since September 20, 2023. As of March 31, 2024, no amounts were outstanding under the Revolving Credit Facility.
Cash Flows
The following table summarizes our cash flows for each of the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(73,794)	$(202,482)
Net cash provided by (used in) investing activities	$19,603	$(11,035)
Net cash used in financing activities	$(24,314)	$(6,752)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,030)	$(86)
Net decrease in cash, cash equivalents and restricted cash	$(79,535)	$(220,355)
Cash Flow from Operating Activities
The cash outflow from operating activities consisted of our net loss, net of non-cash items of $34.3 million and the balance primarily driven by a $25.4 million decrease in current deferred revenue, partially offset by a $12.4 million decrease in prepaid expenses. During the three months ended March 31, 2024, we sold $114.0 million Prepaid Blocks compared to $99.9 million during the three months ended March 31, 2023. The year-over-year increase in Prepaid Block purchases was attributable to a higher volume of purchases in the first quarter of 2024 as compared to the prior year.
Cash Flow from Investing Activities
The cash inflow from investing activities was primarily attributable to $26.0 million in proceeds from the sale of aircraft that were classified as held for sale and $3.4 million from the finalization of the working capital adjustment associated with the divestiture of the aircraft management business. The inflows were partially offset by cash outflows of $7.6 million for capital expenditures, including $3.5 million of capitalized software development costs and $2.3 million of capital expenditures on aircraft classified as held for sale.
Cash Flow from Financing Activities
The cash outflow from financing activities was primarily attributable to payment of principal on the Equipment Notes of $24.0 million, which included $16.3 million associated with the redemption in-full of Equipment Notes for eight aircraft.
Contractual Obligations and Commitments
As of March 31, 2024, our principal ongoing commitments consisted of contractual cash obligations to pay principal and interest payments under the Equipment Notes, principal and accrued interest under the Credit Agreement when due at maturity, operating leases for certain controlled aircraft, leased facilities, including our corporate headquarters at the Atlanta Member Operations Center, our corporate office in New York, New York, and other operational facilities, such as hangars and maintenance facilities, and ordinary course arrangements involving our obligation to provide services for which we have already received deferred revenue. For further information about our lease obligations, see Note 9, Leases of the Notes to Condensed Consolidated Financial Statements included herein.
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
Critical Accounting Policies and Estimates
For further information on our critical accounting policies and estimates, see Part II, Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” included in our Annual Report.
Recent Accounting Pronouncements
For further information on recent accounting pronouncements, see Note 1, Summary of Business and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks have related to interest rates, aircraft fuel and foreign currency exchange. There have not been any material changes to the market risks described in Part II, Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty. See Note 13, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements contained herein for a discussion of loss contingencies, if any. Below is a discussion of the Company’s significant pending legal proceedings:
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York, which was re-filed against FE in the Supreme Court of the State of New York in New York County on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of the material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on our consolidated balance sheets as of March 31, 2024 and December 31, 2023, as well as attorneys’ fees and costs.
We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE, but there can be no assurance as to the outcome of the lawsuit against FE. Our success in recovering the amounts from FE will depend upon several factors including the ability of FE to satisfy recoverable amounts using available liquidity or other assets. In FE’s Annual Report on Form 10-K filed with the SEC on May 1, 2024, FE disclosed that upon termination of the GRP Agreement, it applied a portion of the GRP Deposit against certain receivable balances that FE claims it was owed under the GRP Agreement. In addition, FE disclosed that: (i) it “expects to incur operating losses in the near term as [FE] advances its fleet modernization and associated cost savings initiatives”; (ii) as of December 31, 2023, it had cash and cash equivalents of approximately $11.6 million against a working capital deficit of approximately $104.7 million; and (iii) it believes its cash and cash equivalents on hand, operating cash flows, and proceeds from possible financings, if any, will be sufficient to fund operations and capital expenditure requirements for at least 12 months after May 1, 2024, but it might need additional capital funding to fund growth plans or as circumstances change. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time. See Part I, Item 1A — “Risk Factors—Some of our business is dependent on our third-party operators to provide flights for our members and customers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, operations, liquidity, financial condition, and results of operations could be adversely affected” in our Annual Report for further information.

ITEM 1A. RISK FACTORS
There have been no material changes to the significant risk factors and uncertainties known to the Company and disclosed in Part I, Item 1A — “Risk Factors” included in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities for the Three Months Ended March 31, 2024
The table below sets forth information regarding purchases of our Common Stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
January 1, 2024 through January 31, 2024	63,295	$3.92
February 1, 2024 through February 29, 2024	29,469	$3.03
March 1, 2024 through March 31, 2024	—	$—
Total	92,764	$3.64
_________________
(1)Reflects shares of Common Stock withheld for payment of tax liability arising as a result of the vesting of restricted stock units for certain officers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None.
(b)None.
(c)On January 2, 2024, Todd Smith, the Company’s Chief Financial Officer, terminated a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) that was originally adopted on November 30, 2022 for the sale of 40% of the shares of Common Stock to be issued upon settlement of restricted stock units granted to Mr. Smith on July 1, 2022, the stated purpose of which was to satisfy applicable withholding taxes.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

3.2
Amended and Restated By-Laws of Wheels Up Experience Inc., effective as of November 15, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

10.1†^
Offer Letter, dated February 1, 2024, by and between David Holtz and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2024)

10.2*†+	Offer Letter, dated March 18, 2024, by and between Brian Kedzior and Wheels Up Partners LLC

10.3†
Wheels Up Experience Inc. Performance Award Agreement, dated as of March 3, 2024, by and between Wheels Up Experience Inc. and Todd Smith (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

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

WHEELS UP EXPERIENCE INC.

Date: May 9, 2024		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024		/s/ Todd Smith
	Name:	Todd Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)