Form 10-Q
period 2024-06-30
Wheels Up Experience Inc.
filed 2024-08-08
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of August 5, 2024, 697,663,854 shares of Class A common stock, $0.0001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Wheels Up Experience Inc. (“Wheels Up”, or “we”, “us”, “our” or the “Company”), contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: (i) the impact of Wheels Up’s cost reduction efforts and measures intended to increase Wheels Up’s operational efficiency on its business and results of operations, including the timing and magnitude of such expected actions and any associated expenses in relation to liquidity levels and working capital needs; (ii) the degree of market acceptance and adoption of Wheels Up’s products and services, including the changes to our member programs and charter offerings announced in June 2024 and any additional new or revised products introduced by Wheels Up; (iii) the size, demands, competition in and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve and compete in those markets; (iv) Wheels Up’s liquidity, future cash flows and certain restrictions related to its debt obligations; (v) Wheels Up’s ability to achieve positive Adjusted EBITDA (as defined herein) pursuant to the schedule that it has announced; (vi) Wheels Up’s ability to perform under its contractual and indebtedness obligations; (vii) the expected impact or benefits of any potential strategic actions involving Wheels Up or its subsidiaries or affiliates, including asset sales, acquisitions, new debt or equity financings, or refinancings of existing indebtedness; and (viii) the impacts of general economic and geopolitical conditions on Wheels Up’s business and the aviation industry, including due to fluctuations in interest rates, inflation, foreign currencies, consumer and business spending decisions, and general levels of economic activity. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. We have identified certain known material risk factors applicable to Wheels Up in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) under Part I, Item 1A — “Risk Factors,” in this Quarterly Report under Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” and Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report. Moreover, it is not always possible for us to predict how new risks and uncertainties that arise from time to time may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$141,493	$263,909
Accounts receivable, net	34,005	38,237
Parts and supplies inventories, net	21,242	20,400
Aircraft held for sale	36,900	30,496
Prepaid expenses	33,608	55,715
Other current assets	21,558	25,277
Total current assets	288,806	434,034
Property and equipment, net	287,395	337,714
Operating lease right-of-use assets	60,059	68,910
Goodwill	217,656	218,208
Intangible assets, net	107,269	117,766
Other non-current assets	125,104	139,428
Total assets	$1,086,289	$1,316,060

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$21,152	$23,998
Accounts payable	41,934	32,973
Accrued expenses	88,124	102,475
Deferred revenue, current	702,174	723,246
Other current liabilities	20,722	24,810
Total current liabilities	874,106	907,502
Long-term debt, net	218,612	235,074
Operating lease liabilities, non-current	49,887	54,956
Other non-current liabilities	14,743	18,655
Total liabilities	1,157,348	1,216,187

Commitments and contingencies (Note 13)

Mezzanine equity:
Contingent performance awards	1,093	2,476
Total mezzanine equity	1,093	2,476
Equity:
Common Stock, $0.0001 par value; 1,500,000,000 authorized; 698,057,072 and 697,131,838 shares issued and 697,663,854 and 696,856,131 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	70	70

Additional paid-in capital	1,905,871	1,879,009
Accumulated deficit	(1,957,626)	(1,763,260)
Accumulated other comprehensive loss	(12,344)	(10,704)
Treasury stock, at cost, 393,218 and 275,707 shares, respectively	(8,123)	(7,718)
Total Wheels Up Experience Inc. stockholders’ equity	(72,152)	97,397
Non-controlling interests	—	—
Total equity	(72,152)	97,397
Total liabilities and equity	$1,086,289	$1,316,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$196,285	$335,062	$393,386	$686,874

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	191,690	327,903	389,950	681,694
Technology and development	10,529	14,430	21,610	30,303
Sales and marketing	21,480	23,149	42,917	48,952
General and administrative	35,949	40,065	72,186	79,481
Depreciation and amortization	15,593	15,123	30,988	29,568
(Gain) loss on sale of aircraft held for sale	234	(2,621)	(2,490)	(3,487)
Impairment of goodwill	—	70,000	—	70,000
Total costs and expenses	275,475	488,049	555,161	936,511

Loss from operations	(79,190)	(152,987)	(161,775)	(249,637)

Other income (expense)
Gain (loss) on disposal of assets, net	136	(1,538)	1,576	(1,538)
Loss on extinguishment of debt	(805)	(870)	(2,511)	(870)
Change in fair value of warrant liability	(70)	621	(98)	746
Interest income	285	1,865	341	5,686
Interest expense	(16,667)	(7,658)	(31,222)	(15,777)
Other income (expense), net	(221)	(42)	(350)	103
Total other income (expense)	(17,342)	(7,622)	(32,264)	(11,650)

Loss before income taxes	(96,532)	(160,609)	(194,039)	(261,287)

Income tax benefit (expense)	(441)	16	(327)	(172)

Net loss	(96,973)	(160,593)	(194,366)	(261,459)
Less: Net loss attributable to non-controlling interests	—	—	—	—
Net loss attributable to Wheels Up Experience Inc.	$(96,973)	$(160,593)	$(194,366)	$(261,459)

Net loss per share of Common Stock (Note 18)
Basic and diluted	$(0.14)	$(6.28)	$(0.28)	$(10.27)

Weighted-average shares of Common Stock outstanding:
Basic and diluted	697,458,966	25,570,200	697,403,388	25,446,199
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(96,973)	$(160,593)	$(194,366)	$(261,459)
Other comprehensive income (loss):
Foreign currency translation adjustments	(98)	3,296	(1,640)	4,219
Comprehensive loss	(97,071)	(157,297)	(196,006)	(257,240)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to Wheels Up Experience Inc.	$(97,071)	$(157,297)	$(196,006)	$(257,240)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2023	697,131,838	$70	$1,879,009	$(1,763,260)	$(10,704)	275.707	$(7,718)	$—	$97,397
Equity-based compensation	—	—	2,812	—	—	—	—	—	2,812
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	92.764	(338)	—	(338)
Issuance of Common Stock upon settlement of restricted stock units	558,125	—	—	—	—	—	—	—	—
Net loss	—	—	—	(97,393)	—	—	—	—	(97,393)
Other comprehensive income (loss)	—	—	—	—	(1,542)	—	—	—	(1,542)
Balance as of March 31, 2024	697,689,963	$70	$1,881,821	$(1,860,653)	$(12,246)	368,471	$(8,056)	$—	$936
Equity-based compensation	—	—	5,332	—	—	—	—	—	5,332
Reclassification of equity awards	—	—	18,718	—	—	—	—	—	18,718
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	24,747	(67)	—	(67)
Issuance of Common Stock upon settlement of restricted stock units	367,109	—	—	—	—	—	—	—	—
Net loss	—	—	—	(96,973)	—	—	—	—	(96,973)
Other comprehensive income (loss)	—	—	—	—	(98)	—	—	—	(98)
Balance as of June 30, 2024	698,057,072	$70	$1,905,871	$(1,957,626)	$(12,344)	393,218	$(8,123)	$—	$(72,152)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2022	25,198,298	$3	$1,545,530	$(1,275,873)	$(10,053)	264,441	$(7,687)	$—	$251,920
Equity-based compensation	—	—	9,951	—	—	—	—	1,259	11,210
Change in non-controlling interests allocation	—	—	1,259	—	—	—	—	(1,259)	—
Issuance of Common Stock upon settlement of restricted stock units	227,513	—	—	—	—	—	—	—	—
Net loss	—	—	—	(100,866)	—	—	—	—	(100,866)
Other comprehensive income (loss)	—	—	—	—	923	—	—		923
Balance as of March 31, 2023	25,425,811	$3	$1,556,740	$(1,376,739)	$(9,130)	264,441	$(7,687)	$—	$163,187
Equity-based compensation	—	—	6,592	—	—	—	—	12	6,604
Change in non-controlling interests allocation	—	—	12	—	—	—	—	(12)	—
Reclassification of equity awards	—	—	328	—	—	—	—	—	328
Issuance of Common Stock upon settlement of restricted stock units	196,685	—	—	—	—	—	—	—	—
Reverse stock split fractional shares	—	—	—	—	—	859	(3)	—	(3)
Net loss	—	—	—	(160,593)	—	—	—	—	(160,593)
Other comprehensive income (loss)	—	—	—	—	3,296	—	—	—	3,296
Balance as of June 30, 2023	25,622,496	$3	$1,563,672	$(1,537,332)	$(5,834)	265,300	$(7,690)	$—	$12,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(194,366)	$(261,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,988	29,568
Equity-based compensation	25,479	18,142
Payment in kind interest	20,501	—
Amortization (accretion) of deferred financing costs and debt discount	(1,328)	1,124
Change in fair value of warrant liability	98	(746)
Gain on sale of aircraft held for sale	(5,208)	(3,487)
Loss on extinguishment of debt	2,511	870
Impairment of goodwill	—	70,000
Other	4,653	1,519
Changes in assets and liabilities:
Accounts receivable	1,502	27,698
Parts and supplies inventories	2,635	5,637
Aircraft inventory	1,673	(2,008)
Prepaid expenses	20,204	(14,499)
Other non-current assets	17,473	(16,420)
Accounts payable	9,287	9,166
Accrued expenses	(14,232)	(32,393)
Deferred revenue	(21,378)	(248,358)
Other assets and liabilities	(1,275)	3,976
Net cash used in operating activities	(100,783)	(411,670)

Cash flows from investing activities
Purchases of property and equipment	(9,633)	(12,201)
Purchases of aircraft held for sale	(2,313)	(961)
Proceeds from sale of aircraft held for sale, net	37,856	24,981
Proceeds from sale of divested business, net	5,903	—
Capitalized software development costs	(7,825)	(12,924)
Other	105	194
Net cash provided (used in) by investing activities	24,093	(911)

Cash flows from financing activities
Purchase shares for treasury	(404)	—
Purchase of fractional shares	—	(3)
Repayments of long-term debt	(40,992)	(18,680)
Net cash used in financing activities	(41,396)	(18,683)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,175)	(540)

Net decrease in cash, cash equivalents and restricted cash	(119,261)	(431,804)
Cash, cash equivalents and restricted cash, beginning of period	292,825	620,153
Cash, cash equivalents and restricted cash, end of period	$173,564	$188,349

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,814	$16,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Wheels Up Experience Inc. (“Wheels Up”, or “we”, “us”, “our” or the “Company”) is a leading provider of on-demand private aviation in the United States (“U.S.”) and one of the largest companies in the industry. Wheels Up offers a complete global private aviation solution with a large and diverse aircraft fleet, backed by an uncompromising commitment to safety and service. Our offering is delivered through a mix of our member programs and charter solutions that strategically utilize our owned and leased aircraft fleet and an “asset-light” charter model to deliver a greater range of global travel alternatives. In addition, our unique partnership with Delta Air Lines, Inc. (“Delta”) allows Wheels Up to offer a wide variety of aviation solutions across both private and premium commercial travel.
Basis of Presentation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for annual financial statements. As a result, this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 7, 2024. In the opinion of the Company’s management, the condensed consolidated financial statements in this Quarterly Report include all adjustments necessary for the fair presentation of the Company’s balance sheet as of June 30, 2024, and its results of operations, including its comprehensive loss and stockholders' equity for the three and six months ended June 30, 2024 and 2023. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2024.
Immediately after the close of trading on the New York Stock Exchange (the “NYSE”) on June 7, 2023, the Company effected a reverse stock split of Wheels Up’s outstanding shares of Class A common stock, $0.0001 par value per share (“Common Stock”), at a reverse stock split ratio of 1-for-10 (the “Reverse Stock Split”). Accordingly, the presentation of all periods covered by the condensed consolidated financial statements contained herein have been adjusted to give retroactive effect to the Reverse Stock Split, as applicable, including adjustments to per share net loss and other per share of Common Stock amounts.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. We consolidate Wheels Up MIP LLC (“MIP LLC”) and record the profits interests held in MIP LLC that Wheels Up does not own as non-controlling interests (see Note 12). All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
Preparing the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates due to risks and uncertainties. The most significant estimates include, but are not limited to, the useful lives and residual values of purchased aircraft, the fair value of financial assets and liabilities, acquired intangible assets, goodwill, contingent consideration and other assets and liabilities, sales and use tax, the estimated life of member relationships, the determination of the allowance for credit losses, impairment assessments, the determination of the valuation allowance for deferred tax assets and the incremental borrowing rate for leases.
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
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

2.REVENUE RECOGNITION
Disaggregation of Revenue
The following table disaggregates Revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Services transferred at a point in time:
Flights, net of discounts and incentives	$163,684	$235,284	$314,613	$467,046
Aircraft management(1)	2,905	46,073	6,030	107,315
Other	13,257	28,138	38,916	59,945

Services transferred over time:
Memberships	16,046	21,478	32,900	43,158
Aircraft management(1)	52	2,429	120	4,881
Other	341	1,660	807	4,529
Total Revenue	$196,285	$335,062	$393,386	$686,874
(1) On September 30, 2023, we completed the sale of the aircraft management business. See Note 4.

Contract Balances
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Gross receivables from members and customers	$41,266	$43,970
Undeposited funds	1,181	2,131
Less: Allowance for credit losses	(8,442)	(7,864)
Accounts receivable, net	$34,005	$38,237
Deferred revenue consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Flights - Prepaid Blocks	$673,052	$686,413
Memberships - annual dues	27,576	33,890
Memberships - initiation fees	1,249	2,377
Flights - credits	751	1,366
Other	10	183
Deferred revenue - total	702,638	724,229

Less: Deferred revenue - current	(702,174)	(723,246)
Deferred revenue - non-current	$464	$983
Deferred revenue, non-current is presented within Other non-current liabilities on the condensed consolidated balance sheets.
Changes in Deferred revenue for the six months ended June 30, 2024 were as follows (in thousands):

Deferred revenue as of December 31, 2023	$724,229
Amounts deferred during the period	368,602
Revenue recognized from amounts included in the deferred revenue beginning balance	(270,740)
Revenue from current period sales	(119,453)
Deferred revenue as of June 30, 2024	$702,638
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2024 were as follows (in thousands):

Remainder of 2024	$232,988
2025	310,552
2026	79,564
2027	79,534
Total Deferred revenue	$702,638
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $1.9 million and $3.9 million for the three and six months ended June 30, 2024, respectively, and $2.5 million and $4.1 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024 and December 31, 2023, capitalized sales commissions and referral fees of $4.9 million and $4.8 million, respectively, were included in Other current assets, and $0.3 million and $0.4 million, respectively, were included in Other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $2.1 million and $4.2 million for the three and six months ended June 30, 2024, respectively, and $3.1 million and $6.8 million for the three and six months ended June 30, 2023, respectively.
3.PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Aircraft	$411,326	$475,058
Software development costs	85,079	81,075
Leasehold improvements	24,089	22,899
Computer equipment	3,342	3,515
Buildings and improvements	1,424	1,424
Furniture and fixtures	4,570	4,618
Tooling	3,660	3,898
Vehicles	2,172	2,166
Total Property and equipment	535,662	594,653
Less: Accumulated depreciation and amortization	(248,267)	(256,939)
Total Property and equipment, net	$287,395	$337,714
Depreciation and amortization expense, excluding amortization expense related to software development costs, was $4.5 million and $10.8 million for the three and six months ended June 30, 2024, respectively, and $5.7 million and $11.9 million for the three and six months ended June 30, 2023, respectively.
Amortization expense related to software development costs, included as part of Depreciation and amortization expense associated with property and equipment, was $6.3 million and $10.6 million for the three and six months ended June 30, 2024, and $4.0 million and $6.8 million for the three and six months ended June 30, 2023.

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
During the six months ended June 30, 2024, we received $3.4 million upon finalization of the working capital adjustment under the Purchase Agreement, recognized within gain on sale of assets, net in the condensed consolidated statement of operations.
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents Goodwill carrying values and the change in balance, by reporting unit, during the six months ended June 30, 2024 (in thousands):

	WUP Legacy(1)	Air Partner	Total
Balance as of December 31, 2023(2)	$136,098	$82,110	$218,208
Foreign currency translation adjustment	—	(552)	(552)
Balance as of June 30, 2024	$136,098	$81,558	$217,656
(1)    As of June 30, 2024, the legacy Wheels Up reporting unit (“WUP Legacy”) had negative net assets (stockholders’ equity).
(2)     Net of accumulated impairment losses of $306.2 million, all of which was recognized on the goodwill attributable to WUP Legacy.

Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of Intangible assets consisted of the following (in thousands):

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$34,367	$45,633
Customer relationships	89,121	40,310	48,811
Trade name	11,939	5,951	5,988
Developed technology	20,556	13,819	6,737
Leasehold interest - favorable	600	113	487
Foreign currency translation adjustment	(677)	(290)	(387)
Total	$201,539	$94,270	$107,269

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$31,325	$48,675
Customer relationships	89,121	34,920	54,201
Trade name	11,939	5,402	6,537
Developed technology	20,556	12,329	8,227
Leasehold interest - favorable	600	102	498
Foreign currency translation adjustment	(589)	(217)	(372)
Total	$201,627	$83,861	$117,766
Amortization expense of intangible assets was $5.2 million and $10.4 million for the three and six months ended June 30, 2024, respectively, and $5.9 million and $11.8 million for the three and six months ended June 30, 2023, respectively.
Intangible Liabilities
Associated with our acquisition of Delta Private Jets on January 17, 2020, we recognized intangible liabilities for the fair value of complimentary Wheels Up Connect Memberships provided to existing Delta SkyMiles 360® customers as of the acquisition date, as required under the Commercial Cooperation Agreement, dated as of January 17, 2020, by and among WUP, WUP LLC and Delta (as amended, the “Original CCA”). The gross carrying value, accumulated amortization and net carrying value of Intangible liabilities consisted of the following (in thousands):

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$8,561	$11,439

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$7,798	$12,202
Amortization of Intangible liabilities, which reduces amortization expense, was $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively.

The current portion of Intangible liabilities is presented within Other current liabilities on the condensed consolidated balance sheets. Future amortization expense of Intangible assets and Intangible liabilities held as of June 30, 2024, were as follows (in thousands):

	Intangible Assets	Intangible Liabilities
Remainder of 2024	$10,302	$763
2025	20,307	1,525
2026	19,441	1,525
2027	14,885	1,525
2028	14,235	1,525
2029 and Thereafter	28,099	4,576
Total	$107,269	$11,439

6.CASH EQUIVALENTS AND RESTRICTED CASH
A reconciliation of Cash and cash equivalents and Restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$141,493	$263,909
Restricted cash	32,071	28,916
Total	$173,564	$292,825
Cash Equivalents
As of each of June 30, 2024 and December 31, 2023, cash equivalents on the condensed consolidated balance sheets were $0.1 million.
Restricted Cash
As of June 30, 2024 and December 31, 2023, Restricted cash included $6.2 million (as of each such date) held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates, and $5.0 million and $3.4 million, respectively, held by financial institutions to collateralize against our credit card programs. The standby letters of credit expire on December 31, 2033 and June 30, 2034. The Restricted cash balances as of June 30, 2024 and December 31, 2023 also included $19.4 million and $17.9 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions. Restricted cash is presented within Other non-current assets on the condensed consolidated balance sheets.

7.LONG-TERM DEBT
The following table presents the components of Long-term debt, net (in thousands):

	Weighted Average Interest Rate	June 30, 2024	December 31, 2023
Equipment Notes	12.0%	$176,398	$214,878
Term Loan	10.0%	420,954	400,453
Total debt		597,352	615,331
Less: Total unamortized deferred financing costs and debt discount		357,588	356,259
Less: Current maturities of long-term debt		21,152	23,998
Long-term debt, net		$218,612	$235,074
Maturities of principal debt payments for the next five years are as follows (in thousands):

Maturities
Remainder of 2024	$10,576
2025	37,051
2026	33,074
2027	27,602
2028	489,049
Total	$597,352
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
The Equipment Notes were sold pursuant to a Note Purchase Agreement, dated as of October 14, 2022 (the “Note Purchase Agreement”), and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). On September 20, 2023, the Company, WUP LLC, certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the Equipment Notes, Wilmington Trust, National Association, and the Equipment Note lenders entered into the Omnibus Amendment No. 1 (the “Omnibus Amendment”). The Omnibus Amendment provides for, among other things: (i) reducing the minimum liquidity covenant under the guarantee agreement related to the Equipment Notes (as amended, the “Guarantee”) with respect to the Company and its subsidiaries from $125.0 million of minimum aggregate available cash and Cash Equivalents (as defined in the Note Purchase Agreement) as of the end of each fiscal quarter to $75.0 million on any date, inclusive of $20.0 million held as a deposit for the benefit of the Equipment Note lenders and presented in Other non-current assets on our condensed consolidated balance sheets as of each of June 30, 2024 and December 31, 2023 (the “Equipment Notes Liquidity Covenant”); (ii) permitting the execution of the Credit Agreement (as defined below); (iii) the consent of the

Equipment Note lenders that will allow the Company to effect a sale of certain guarantors under the Guarantee; (iv) that if a prepayment under the Term Loan (as defined below) results in the weighted average life of the Term Loan being shorter than that of the Equipment Notes, a redemption of a portion of the Equipment Notes is required; and (v) that if an Equipment Note has a maturity date on or after the maturity of the Term Loan, all obligations under such Equipment Note will be due 90 days prior to the maturity of the Term Loan.
The Note Purchase Agreement, the Indentures and the Guarantee, as each was amended by the Omnibus Amendment, contain certain covenants, including the Equipment Note Liquidity Covenant, a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on, among other things: (i) making certain acquisitions, mergers or disposals of its assets; (ii) making certain investments or entering into certain transactions with affiliates; (iii) prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions; and (iv) paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes and the Term Loan and Revolving Credit Facility (as each term is defined below). WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. WUP LLC is also obligated to cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross-collateralized by the other aircraft for which Equipment Notes were issued under the Indentures. The maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default under the Note Purchase Agreement and each Indenture and the related guarantees. As of June 30, 2024, we were in compliance with the covenants under the Note Purchase Agreement, each Indenture and the Guarantee.
Interest and principal payments on the Equipment Notes began on January 15, 2023 and are payable quarterly on each January 15, April 15, July 15 and October 15. During the six months ended June 30, 2024, the Company redeemed in-full the Equipment Notes for 14 aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $26.9 million. As of June 30, 2024, the carrying value of the 108 aircraft that were subject to first-priority liens under the Equipment Notes was $259.4 million. Amortization expense for debt discounts and deferred financing costs of $2.2 million and $2.7 million was recorded in interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.8 million was recorded in interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively.
Term Loan and Revolving Credit Facility
On September 20, 2023 (the “Credit Agreement Closing Date”), the Company entered into the Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”), and Cox Investment Holdings, Inc. (collectively with Delta and CK Wheels, the “Initial Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), pursuant to which (i) the Initial Lenders provided a term loan facility (the “Initial Term Loan”) in the aggregate original principal amount of $350.0 million and (ii) Delta provided commitments for a revolving loan facility (the “Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million. On September 20, 2023, the Company issued the Initial Term Loan of $350.0 million to the Initial Lenders for net proceeds (before transaction-related expense) of $343.0 million.
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
The Credit Agreement also contains certain covenants and events of default, in each case customary for transactions of this type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding certain accounts, including any segregated account exclusively holding customer deposits, and other assets specified in the Credit Agreement), as well as a junior lien on the Equipment Note Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of June 30, 2024, we were in compliance with the covenants under the Credit Agreement and related credit documents.
In connection with the funding of the Initial Term Loan, the Company entered into the Investment and Investor Rights Agreement, dated as of the Credit Agreement Closing Date (the “Original Investor Rights Agreement”), by and among the Company and the Initial Lenders. Pursuant to the Original Investor Rights Agreement, the Company issued to the Initial Lenders 141,313,671 shares in the aggregate (the “Initial Shares”) of Common Stock in a private placement (the “Initial Issuance”) on the Credit Agreement Closing Date. In addition, the Company agreed to issue an additional 529,926,270 shares in the aggregate (the “Deferred Shares” and, together with the Initial Shares, the “Investor Shares”) of Common Stock (the “Deferred Issuance” and together with the Initial Issuance, the “Investor Issuances”).
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
Accretion of debt discounts and deferred issuance costs associated with the Term Loan of $(1.7) million and $(4.1) million were recorded in Interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2024, respectively.
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

Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$93	$—	$—	93
Total assets	$93	$—	$—	$93

Liabilities:
Warrant liability - Public Warrants	$—	$70	$—	$70
Warrant liability - Private Warrants	—	40	—	40
Equipment Notes	—	—	229,635	229,635
Term Loan	$—	$—	297,800	$297,800
Total liabilities	$—	$110	$527,435	$527,545

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$94	$—	$—	$94
Total assets	$94	$—	$—	$94

Liabilities:
Warrant liability - Public Warrants	$7	$—	$—	$7
Warrant liability - Private Warrants	—	5	—	5
Equipment Notes	—	—	256,256	256,256
Term Loan	—	—	297,800	297,800
Total liabilities	$7	$5	$554,056	$554,068
The carrying amount of Money market funds approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The Warrants (as defined below) were accounted for as a liability in accordance with ASC 815-40. The Warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. As of each of June 30, 2024 and December 31, 2023, we used Level 2 inputs for the Warrants. We valued the Warrants using a Monte Carlo simulation model to reflect the redemption conditions. See Note 11 for additional information about the Warrants.
The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2023	$7	$5	$12
Change in fair value of warrant liability	63	35	98
Fair value as of June 30, 2024	$70	$40	$110
The estimated fair value of the Equipment Notes is categorized as a Level 3 valuation. We considered the appraised value of aircraft subject to first-priority liens under the Equipment Notes, as sourced during the third quarter of 2023 and as required under the Equipment Notes, to determine the fair value of the Equipment Notes as of June 30, 2024.
The estimated fair value of the Term Loan is categorized as a Level 3 valuation. The estimated fair value as of the issuance date was principally based on inputs such as estimated credit risk, recently completed transactions and estimates based on interest rates, maturities, credit risk and underlying collateral. We considered the relatively short time period between the issuance of the Term Loan and the measurement date of June 30, 2024, in order to determine the fair value of the Term Loan as of June 30, 2024.
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
The components of net lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$7,509	$9,641	$15,049	$21,335
Short-term lease costs	173	2,151	386	4,637
Variable lease costs	5,826	8,666	10,139	14,499
Total lease costs	$13,508	$20,458	$25,574	$40,471
Sublease income was not material for any of the three and six month periods ended June 30, 2024 and 2023.
Lease costs related to leased aircraft and operational facilities are included in Cost of revenue in the condensed consolidated statements of operations. Lease costs related to our leased corporate headquarters and other office space, including expenses for non-lease components, are allocated within the condensed consolidated statements of operations based on employee headcount. Sublease income is presented in General and administrative expense in the condensed consolidated statements of operations.
Supplemental cash flow information related to operating leases were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$15,604	$18,621
Right-of-use assets obtained in exchange for operating lease obligations	$3,017	$5,454

Supplemental balance sheet information related to leases were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	6.9	6.7
Weighted-average discount rate:
Operating leases	9.4%	9.2%
Maturities of lease liabilities, as of June 30, 2024, were as follows (in thousands):

Year ending December 31,	Operating Leases
2024 (remaining)	$14,409
2025	18,573
2026	11,107
2027	8,022
2028	6,803
2029 and Thereafter	36,609
Total lease payments	95,523
Less: Imputed interest	(26,812)
Total lease obligations	$68,711
10.STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Stockholders’ Equity
Pursuant to the Amended and Restated Certificate of Incorporation, we are authorized to issue 1,525,000,000 shares, consisting of (i) 1,500,000,000 shares of Common Stock and (ii) 25,000,000 shares of preferred stock. Holders of Common Stock are entitled to one vote per share; provided, that by agreement (i) certain Incremental Term Lenders that are not “citizens of the United States” (as defined in 49 USC § 40102(a)(15)(C)) (collectively, the “Non-Citizen Investors”), may be afforded collective voting rights equal to 1% of all shares of Common Stock entitled to vote at a meeting of the Company’s stockholders; (ii) for so long as such Non-Citizen Investors collectively hold such shares of Common Stock, the shares of Common Stock held by CK Wheels in excess of 23.9% of all shares of Common stock entitled to vote at a meeting of the Company’s stockholders, will not have voting rights (subject to ratable adjustment if the Non-Citizen Investors cease to own (beneficially or of record) a certain number of shares of Common Stock); and (iii) any shares owned by Delta above 29.9% will be neutral shares with respect to voting rights, will be voted in proportion to all other votes cast (“for”, “against” or “abstain”) by stockholders other than Delta at a meeting of the Company’s stockholders.
Equity-Based Compensation
The Company’s outstanding equity-based compensation awards to its directors, executive officers, employees and other eligible personnel have been made pursuant to the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated effective April 1, 2023 (as amended by the LTIP Amendment (as defined herein), the “Amended and Restated 2021 LTIP”), the Wheels Up Experience Inc. 2022 Inducement Grant Plan, dated June 30, 2022 (the “2022 Inducement Grant Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023, granted to George Mattson (the “CEO Performance Award”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 3, 2024, granted to Todd Smith (the “CFO Performance Award”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of May 20, 2024, granted to David Harvey (the “CCO Performance Award” and, collectively with the CEO Performance Award and CFO Performance Award, the “Executive Performance Awards”), nine equity-based compensation plans that were approved by the board of directors of WUP (collectively, the “WUP Management Incentive Plan”) prior to the business combination consummated on July 13, 2021 (the “Business Combination Closing Date”) between WUP and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination’), and the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”), which was approved by the board of directors of WUP prior to the Business Combination. Additional details about these equity-based compensation arrangements are below.
WUP Management Incentive Plan
In March 2014, the WUP Management Incentive Plan was established, which provided for the issuance of WUP profits interests, restricted or unrestricted, to employees, consultants and other qualified persons. Following the consummation of the Business Combination, no new grants can be made under the WUP Management Incentive Plan. As of June 30, 2024, an aggregate of 3.1 million WUP profits interests have been authorized and issued under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Common Stock before July 13, 2031. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and immediately exchanged for the maximum number of shares of Common Stock. The actual number of shares of Common Stock received upon exchange of such WUP profits interests will depend on the trading price per share of Common Stock at the time of such exchange.
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan as of June 30, 2024:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2024	2,881	$4.16
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of June 30, 2024	2,881	$4.16
The weighted-average remaining contractual term as of June 30, 2024, for WUP profits interests outstanding was approximately 7.0 years. All WUP profits interests were vested as of December 31, 2023.
WUP Option Plan
In December 2016, the WUP Option Plan was established, which provided for the issuance of stock options to purchase WUP common interests at an exercise price based on the fair market value of the interests on the date of grant. Generally, WUP stock options granted vest over a four-year service period and expire on the tenth anniversary of the grant date. As of June 30, 2024, the number of WUP stock options authorized and issued in the aggregate under the WUP Option Plan was 1.8 million. Each outstanding WUP stock option is exercisable for one share of Common Stock.

The following table summarizes the activity under the WUP Option Plan as of June 30, 2024:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2024	1,129	$75.45	$12.64
Granted	—	—	—
Exercised	—	—	—
Forfeited	(124)	74.58	9.92
Expired	—	—	—
Outstanding WUP stock options as of June 30, 2024	1,005	$75.56	$12.97
Exercisable WUP stock options as of June 30, 2024	1,005	$75.56	$12.97
The aggregate intrinsic value as of June 30, 2024, for WUP stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of June 30, 2024, for WUP stock options that were outstanding and exercisable was approximately 5.0 years. All WUP stock options were vested as of December 31, 2023.
Amended and Restated 2021 LTIP & 2022 Inducement Grant Plan
In connection with the Business Combination, the Wheels Up Board of Directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other qualified persons. Following approval by the Board, (i) at the 2023 annual meeting of the Company’s stockholders, the Company’s stockholders approved the Amended and Restated 2021 LTIP to increase the aggregate number of shares of Common Stock available for awards made thereunder by 2,415,000 shares and amend certain other plan provisions, and (ii) at the 2024 annual meeting of the Company’s stockholders (the “2024 Annual Meeting”), the Company’s stockholders approved Amendment No. 1 to the Amended and Restated 2021 LTIP (the “LTIP Amendment”), to increase the aggregate number of shares of Common Stock available for awards made under the Amended and Restated 2021 LTIP by 25,000,000 shares and extend the termination date of such plan to April 15, 2034. The Amended and Restated 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, restricted stock units (“RSUs”), including performance-based RSUs (“PSUs”), rights, other stock-based awards, performance awards, cash awards or any combination of the foregoing. As of June 30, 2024, an aggregate of 30.1 million shares were authorized for issuance under the Amended and Restated 2021 LTIP.
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
Restricted Stock Units
RSUs granted under the Amended and Restated 2021 LTIP and 2022 Inducement Grant Plan generally vest at intervals up to a four-year service period, subject to the grantee’s continued service to the Company through the applicable vesting date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to RSUs as of June 30, 2024:

	Number of RSUs(1)	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2024	1,848	$9.35
Granted	4,408	2.99
Vested	(893)	5.78
Forfeited	(455)	6.07
Non-vested RSUs as of June 30, 2024	4,908	$4.59
(1)    The number of RSUs and weighted-average grant date fair value include 205,128 RSUs granted under the 2022 Inducement Grant Plan in July 2022, of which 136,752 RSUs vested as of January 1, 2024 and the remaining 68,376 RSUs are scheduled to vest on December 30, 2024, subject to the grantee’s continued service through such vesting date.

The total unrecognized compensation cost related to non-vested RSUs was $16.5 million as of June 30, 2024 and is expected to be recognized over a weighted-average period of 2.6 years.
Performance-Based Restricted Stock Units
Under the terms of the PSUs granted to certain employees under the Amended and Restated 2021 LTIP, upon the achievement of certain pre-determined performance objectives, each PSU may settle into shares of our Common Stock. The PSUs will vest, if at all, upon the actual achievement of the related performance objectives, subject to specified change of control exceptions and the grantee’s continued service to the Company through the applicable vesting date.
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to PSUs as of June 30, 2024:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2024	18	$2.89
Granted	482	3.07
Vested	—	—
Forfeited	(34)	3.07
Non-vested PSUs as of June 30, 2024	466	$3.06
Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of June 30, 2024, the achievement of the performance objectives associated with certain non-vested PSUs was deemed not probable of being achieved and no expense has been recognized associated with those awards. The total unrecognized compensation cost related to non-vested PSUs deemed probable of being achieved was $1.3 million as of June 30, 2024 and is expected to be recognized over a weighted-average period of 2.3 years.

Wheels Up Stock Options
Wheels Up stock options granted under the Amended and Restated 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to Wheels Up stock options as of June 30, 2024:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2024	77	$100.00	$47.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of June 30, 2024	77	$100.00	$47.52
Exercisable Wheels Up stock options as of June 30, 2024	77	$100.00	$47.52
The aggregate intrinsic value as of June 30, 2024, for Wheels Up stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of June 30, 2024, for Wheels Up stock options that were outstanding and exercisable was approximately 3.4 years.
Executive Performance Awards
The Compensation Committee of the Board approved the CEO Performance Award granted to George Mattson, the Company’s Chief Executive Officer, CFO Performance Award granted to Todd Smith, the Company’s Chief Financial Officer, and CCO Performance Award granted to David Harvey, the Company’s Chief Commercial Officer, on November 30, 2023, March 3, 2024 and May 20, 2024, respectively. Except as set forth in Section III.A of the Amended and Restated 2021 LTIP, the Executive Performance Awards incorporate the terms of the Amended and Restated 2021 LTIP, as it may be amended from time-to-time. Each Executive Performance Award is intended to constitute a standalone equity incentive plan and any shares of Common Stock issued under such awards will not be issued under, or count against the number of shares of Common Stock reserved pursuant to, any of the Company’s other equity-based compensation plans or awards.
The issuance of any shares under the Executive Performance Awards upon vesting is contingent upon receipt of the approval of each award by the Company’s stockholders. At the 2024 Annual Meeting, the Company’s stockholders approved each of the CEO Performance Award and CFO Performance Award, as well as the potential issuance of up to 73.0 million and 20.0 million shares of Common Stock, respectively, thereunder, subject to the satisfaction of the applicable performance- and service-based vesting conditions under such Executive Performance Awards, if at all. The Company currently intends to obtain approval of the CCO Performance Award by the Company’s stockholders at a future meeting of the Company’s stockholders or by written consent of the Company’s stockholders. If on any Determination Date (as defined below) there is not a sufficient amount of shares authorized by the Company's stockholders to deliver the number of shares due under the Executive Performance Awards or any such Executive Performance Award has not been approved by the Company’s stockholders, then upon vesting, if at all, any amounts payable under any such Executive Performance Award will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The Executive Performance Awards are one-time performance awards granted to our Chief Executive Officer, Chief Financial Officer and Chief Commercial Officer in lieu of future annual equity compensation grants and are intended to provide each of them with the opportunity to share in the long-term growth of the value of the Company. The Executive Performance Awards consist of a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of the Company’s borrowings under the $390.0 million Term Loan, if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of each Executive Performance Award will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, so long as such officer remains employed with the Company as of such dates. A “Repayment Event” includes certain refinancings of the Term Loan on or before September 20, 2028, the scheduled maturity date of the Term Loan. Subject to the satisfaction of the applicable performance- and service-based vesting conditions described above, the number of shares of Common Stock that may vest and be issued under any Executive Performance Award will first be determined on December 31st of the year in which a Repayment Event occurs, and then on December 31st of each subsequent year (each such date, a “Determination Date”) until December 31, 2028 (the “Final Determination Date”). At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable under any Executive Performance Award in connection with such Determination Date, if any, will be determined using the then applicable percentage associated with the service-based vesting condition (the “Service Vested Percentage”).
The number of shares of Common Stock subject to vesting and issuance, if any, under any Executive Performance Award on each Determination Date following a Repayment Event is based on a formula that aligns the number of shares of Common Stock issuable under such Executive Performance Award with the repayment or refinancing of the Term Loan and Revolving Credit Facility, the then applicable dollar value of the shares of Common Stock issued to the Lenders under the Investor Rights Agreement and the volume weighted average price per share of Common Stock during the 60 trading day period prior to the applicable Determination Date. The number of shares of Common Stock, if any, issuable under the Executive Performance Awards will vary depending on, among other things: (i) the occurrence and timing of a Repayment Event; (ii) the Lenders’ Total Investor Return (as defined in the Executive Performance Awards) as a multiple of the aggregate principal amount of the Term Loan and any borrowings under the Revolving Credit Facility as of the applicable Determination Date, if any; and (iii) the Service Vested Percentage as of the applicable Determination Date. There can be no assurance that the performance- and service-based vesting conditions under the Executive Performance Awards will be satisfied or that the foregoing variables will result in the vesting and issuance of any shares of Common Stock or cash payments pursuant to the Executive Performance Awards.
As of June 30, 2024, the performance-based vesting conditions for the Executive Performance Awards were not met and no shares had vested. As of June 30, 2024, the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the Term Loan. The grant-date fair value of the CCO Performance Award as of May 20, 2024, using a Monte Carlo simulation model, was $43.9 million. The derived service periods for Executive Performance Awards, which began on the respective grant dates, were: (i) for the CEO Performance Award, 5.2 years; (ii) for the CFO Performance Award, 4.9 years; and (iii) for the CCO Performance Award, 4.7 years.
The total unrecognized compensation cost related to the Executive Performance Awards was $221.6 million as of June 30, 2024 and is expected to be recognized over 4.5 years. As of June 30, 2024, the carrying amount of the CEO Performance Award and CFO Performance Award were classified as equity in the condensed consolidated balance sheet under Additional paid-in capital; however, since we have not obtained authorization from the Company’s stockholders for the issuance of any shares of Common Stock to satisfy settlement of the CCO Performance Award, the carrying amount of such award has been classified as mezzanine equity in the condensed consolidated balance sheet under Contingent performance awards.
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

The following table summarizes the significant assumptions used to estimate the fair value on the date of grant:

	2024(1)			2023(2)
Expected term (in years)	4.7	-	4.9	5.2
Volatility	65%	-	70%	60%
Risk-free rate	4.1%	-	4.4%	4.3%
Expected dividend rate	0%	-	0%	0%
(1) Assumptions used in the Monte Carlo simulation related to the CFO Performance Award, which was granted on March 3, 2024, and the CCO Performance Award, which was granted on May 20, 2024.
(2) Assumptions used in the Monte Carlo simulation related to the CEO Performance Award, which was granted on November 30, 2023.
Equity-Based Compensation Expense
Compensation expense for WUP profits interests recognized in the condensed consolidated statements of operations was nil for each of the three months ended June 30, 2024 and 2023, and nil and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.
Compensation expense for WUP stock options under the WUP Option Plan and Wheels Up stock options under the Amended and Restated 2021 LTIP recognized in the condensed consolidated statements of operations was nil and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and nil and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.
Compensation expense for RSUs and PSUs recognized in the condensed consolidated statements of operations was $3.1 million and $6.2 million for the three months ended June 30, 2024 and 2023, respectively, and $6.3 million and $11.9 million for the six months ended June 30, 2024 and 2023, respectively.
Compensation expense for the Executive Performance Awards recognized in the condensed consolidated statements of operations was $11.1 million and nil for the three months ended June 30, 2024 and 2023, respectively, and $19.1 million and nil for the six months ended June 30, 2024 and 2023, respectively.
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$816	$1,092	$1,562	$2,271
Technology and development	353	673	636	1,157
Sales and marketing	132	641	267	1,341
General and administrative	12,967	4,198	23,014	13,373
Total equity-based compensation expense	$14,268	$6,604	$25,479	$18,142
Earnout Shares
As part of the Business Combination, existing holders of WUP equity, including certain holders of WUP profits interests and restricted interests under the WUP Management Incentive Plan, but excluding holders of WUP stock options, have the right to receive up to 0.9 million additional shares of Common Stock (the “Earnout Shares”) that will vest, if at all, upon the achievement of separate market conditions. One-third of the Earnout Shares will meet the market conditions when the closing Common Stock price is greater than or equal to $125.00 for any 20 trading days within a period of 30 consecutive trading days on or before July 13, 2026. An additional one-third will vest when the Common Stock is greater than or equal to $150.00 over the same measurement period. The final one-third will vest when the Common Stock is greater than or equal to $175.00 over the same measurement period.

Earnout Shares are attributable to vested WUP profits interests and restricted interests as of the date each of the Earnout Share market conditions are met. No Earnout Shares have been issued as of June 30, 2024.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Business Combination Closing Date and had a weighted-average period of 1.7 years.
Based on the Common Stock trading price, the market conditions were not met, and no Earnout Shares vested or were issuable as of June 30, 2024. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was nil for each of the three months ended June 30, 2024 and 2023, and nil and $1.4 million for the six months ended June 30, 2024 and 2023, respectively.
Treasury Stock
As of June 30, 2024, we had 393,218 shares of treasury stock. The increase in treasury stock during the six months ended June 30, 2024 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of RSUs. During the six months ended June 30, 2024, we did not cancel or reissue any shares of Common Stock held as treasury stock.

11.WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”). On the Business Combination Closing Date, Wheels Up assumed the Warrants, none of which had been exercised as of June 30, 2024. Each whole Warrant entitles the holder to purchase 1/10th share of Common Stock at a price of $115.00 per whole share of Common Stock. The Warrants expire on July 13, 2026 or earlier upon redemption or liquidation.

12.NON-CONTROLLING INTERESTS
MIP LLC is a single purpose entity formed for the purpose of administering and effectuating the award of WUP profits interests to employees, consultants and other qualified persons. Wheels Up is the sole managing member of MIP LLC and, as a result, consolidates the financial results of MIP LLC. We record non-controlling interests representing the ownership interest in MIP LLC held by other members of MIP LLC. In connection with the Business Combination, the Seventh Amended and Restated LLC Agreement of WUP was adopted, allowing members of MIP LLC, subject to certain restrictions, to exchange their vested WUP profits interests before July 13, 2031 for cash or a corresponding number of shares of Common Stock, at the option of Wheels Up, based on the value of such WUP profits interests relative to their applicable participation threshold.
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
The calculation of Non-controlling interests was as follows:

	June 30, 2024		December 31, 2023
Number of WUP common units held by Wheels Up(1)	697,663,854	100.0%	696,856,131	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	697,663,854	100.0%	696,856,131	100.0%
(1) WUP common units represent an equivalent ownership of Common Stock outstanding.
(2) Based on the closing price of Common Stock on the last trading day of the period covered by this Quarterly Report, there would have been no WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of June 30, 2024.
Weighted-average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was nil for each of the three and six months ended June 30, 2024 and 2023.

13.COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments, primarily in the form of obligations to provide services for which we have already received deferred revenue (see Note 2), lease arrangements (see Note 9), repayment of long-term debt (see Note 7), legal proceedings, and sales and use tax liability.
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
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York, which was re-filed against FE in the Supreme Court of the State of New York in New York County on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement that were recorded in Other non-current assets on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, as well as attorneys’ fees and costs. We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE, but there can be no assurance as to the outcome of the lawsuit against FE. Our success in recovering the amounts from FE will depend upon several factors including the availability of funds by FE for the recoverable amounts. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to our activity. As of June 30, 2024 and December 31, 2023, we estimated the potential exposure to such tax liability was $10.5 million and $10.5 million, respectively, the expense for which was included in Accrued expenses on the condensed consolidated balance sheets and in cost of revenue in the condensed consolidated statements of operations as of and for the applicable periods presented.

14.RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred expenses of $1.0 million and $1.1 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2023, respectively, from transactions related to the Original CCA with Delta, which was subsequently replaced by the Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024, by and among WUP, WUP LLC and Delta (the “Amended CCA”). As of June 30, 2024 and December 31, 2023, $2.1 million and $0.4 million, respectively, were included in Accrued expenses on the condensed consolidated balance sheets and $1.4 million and $3.6 million, respectively, were included in Other non-current liabilities on the condensed consolidated balance sheets, in each case related to transactions associated with the Original CCA and Amended CCA with Delta.

15.RESTRUCTURING AND RELATED CHARGES
On March 1, 2023, we announced a restructuring plan (the “Restructuring Plan”) as part of our previously announced focus on implementing cost reductions and improving the efficiency of our operations, which consisted of a reduction in headcount (excluding pilots, maintenance and operations-support personnel). We estimated that we would incur approximately $14.0 million in total pre-tax charges in connection with the Restructuring Plan, primarily related to severance payments, employee benefits and equity-based compensation.
We incurred $17.7 million of charges associated with the Restructuring Plan during the fourth quarter of 2022 and first quarter of 2023, which primarily consisted of cash and non-cash expenses related to severance payments, employee benefits and equity-based compensation. During the six months ended June 30, 2023, we recognized approximately $10.5 million of expenses related to the Restructuring Plan, which were incurred and recorded on the condensed consolidated statement of operations, as follows (in thousands):

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
We recorded income tax expense of $0.4 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and income tax benefit of $16.0 thousand and income tax expense of $0.2 million for the three and six months ended June 30, 2023, respectively. The effective tax rate was (0.5)% and (0.2)% for the three and six months ended June 30, 2024, respectively, and 0.0% and (0.1)% for the three and six months ended June 30, 2023, respectively. Our effective tax rate for the three and six months ended June 30, 2024 differs from the federal statutory rate of 21%, primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized and geographical mix of our earnings.
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
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of June 30, 2024, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
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

17.NET LOSS PER SHARE
The following table sets forth the computation of Basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(96,973)	$(160,593)	$(194,366)	$(261,459)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	697,458,966	25,570,200	697,403,388	25,446,199
Basic and diluted net loss per share of Common Stock	$(0.14)	$(6.28)	$(0.28)	$(10.27)
There were no dividends declared or paid during each of the three and six months ended June 30, 2024 and 2023.
Basic and diluted net loss per share were computed using the two-class method. All issued and outstanding shares of restricted stock are included in the weighted-average shares of Common Stock outstanding for all periods presented. WUP restricted interests were converted into shares of restricted stock as of the Business Combination Closing Date.
WUP profits interests held by other members of MIP LLC are not subject to the net loss per share calculation until such time the vested WUP profits interests are actually exchanged for shares of Common Stock.
The shares of Common Stock issuable under the Executive Performance Awards upon satisfaction of the performance- and service-based vesting conditions, if at all, are not subject to the net loss per share calculation until such time that such shares of Common Stock are actually issued to the applicable grantee. The exact number of shares of Common Stock that may be issued under the Executive Performance Awards will not be readily determinable until the first Determination Date following a Repayment Event and at each successive Determination Date thereafter through the Final Determination Date. There can be no assurance that both the performance- and service-based vesting conditions will be satisfied or that the foregoing variables will result in the vesting and issuance of any shares of Common Stock pursuant to any Executive Performance Award (see Note 10).
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	June 30,
	2024	2023
Warrants(1)	1,252,149	1,252,149
Earnout Shares	900,000	900,000
RSUs and PSUs	6,459,297	2,898,439
Stock options	1,081,993	1,320,291
Total anti-dilutive securities	9,693,439	6,370,879
(1)     Each Warrant entitles the holder to purchase 1/10th of one share of Common Stock at a price of $115.00 per whole share of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”). This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report. Unless the context otherwise requires, references in this MD&A section to “Wheels Up,” “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries.
Overview of Our Business
Wheels Up is a leading provider of on-demand private aviation in the United States (“U.S.”) and one of the largest companies in the industry. Wheels Up offers a complete global private aviation solution with a large and diverse aircraft fleet, backed by an uncompromising commitment to safety and service. Our offering is delivered through a mix of our member programs and charter solutions that strategically utilize our owned and leased aircraft fleet and an “asset-light” charter model to deliver a greater range of global travel alternatives. In addition, our unique partnership with Delta Air Lines, Inc. (“Delta”) allows Wheels Up to offer a wide variety of aviation solutions across both private and premium commercial travel.
We generate revenue from flights through our member programs and charter solutions, membership fees and other services. Membership revenue includes fees paid for Wheels Up’s annual membership, which provides members with access to one of the world’s largest combined fleets of owned, leased and third-party aircraft. Flight revenue includes revenue earned from member and customer flights, whether as part of Wheels Up Membership or Wheels Up Charter, and from the use of pre-purchased dollar-denominated credits that can be applied to future costs, including flight services, annual dues, and other incidental costs such as catering and ground transportation (“Prepaid Blocks”). Our flight operations are typically favorably affected by increased utilization of our aircraft and generally higher levels of charter activity in the summer months and close in time to major U.S. holidays. Due to the nature of the services that we provide, we have determined that we operate as one reportable segment, which is private aviation services.
Wheels Up has one of the largest and most diverse mixes of available aircraft in the industry. As of June 30, 2024, we had 164 aircraft in our owned and leased fleet that includes Turboprops, Light, Midsize, Super-Midsize and Large-Cabin jets. We utilize our controlled aircraft fleet to support both Wheels Up Membership and Wheels Up Charter flights depending on the member’s or customer’s specific mission. We also have access to a large and diverse fleet and a global network of safety-vetted charter operators, which must continually satisfy our safety standards for aircraft, crew and operations. Together, our controlled aircraft fleet and global network of third-party operators position us to provide our members and customers with the right aircraft for the right mission, and create the opportunity for our members and customers to select a mode of travel that works for their specific needs.
Our Product Portfolio
Over time, our member programs and charter offerings have evolved to meet the varying needs of private fliers across the global markets we serve. In June 2024, we announced enhancements to our member programs and charter offerings that are intended to streamline our product portfolio. We believe that our newly aligned product portfolio – Wheels Up Membership and Wheels Up Charter – will simplify the private aviation experience for our members and customers, provide attractive benefits for the full spectrum of private fliers, and grant private fliers the freedom to tailor each trip to their specific needs.

Join Up: Wheels Up Membership
Private fliers with predictable annual spend can utilize Wheels Up Membership, where a small annual fee and Prepaid Blocks unlock increased flexibility and expanded global access, and for certain fliers, guaranteed availability and recovery within the continental U.S., United Kingdom (“U.K.”) and Europe, subject to certain terms and conditions. We believe that Wheels Up Membership provides the varying benefits and services that suit a range of existing and potential individual and business private fliers. Wheels Up Membership is comprised of two primary membership categories — Individual and UP for Business:
•Our Individual membership, when paired with the purchase of a Prepaid Block, affords members with preferential benefits, such as capped hourly rate pricing in our Primary Service Area (as defined below), greater aircraft availability, including during peak demand days, access across cabin classes and, depending on the size of the Prepaid Block, guaranteed availability and recovery within the continental U.S., U.K. and Europe, subject to certain terms and conditions. Individual members pay an annual membership fee of $8,500. The flexibility of our Individual membership is designed for individual fliers, as well as business fliers that opt to purchase Prepaid Blocks at lower levels.
•Our Up for Business membership consists of small and medium enterprise, and custom enterprise solutions for business fliers that tend to spend at higher levels than individual members. Whether Wheels Up is the primary provider of the member’s private flights or a supplementary solution to the member’s own aircraft operations, our Up for Business membership provides business fliers with tailored options to fit their needs. The flexibility of our offering also provides our UP for Business members with the ability to book, purchase and manage their private travel needs and book commercial travel through Delta, all from a single source. UP for Business members that purchase Prepaid Blocks receive enhanced benefits, including, among others, guaranteed aircraft availability and capped or fixed hourly rate pricing.
Our first-of-its-kind partnership with Delta also allows us to address the needs of our members and charter customers across both private and premium commercial travel. Members have the unique opportunity to earn Diamond Medallion® Status with Delta based on their qualifying Wheels Up spend, and use Prepaid Blocks to purchase discounted Delta flights and receive other benefits with Delta, in each case subject to certain terms and conditions. Wheels Up Membership also provides access to an enhanced lifestyle program of events, experiences and member benefits. All membership options provide access through the Wheels Up mobile app and website to charter flights and dynamic pricing.
In June 2023, we implemented changes to our member programs that were designed to focus our controlled aircraft fleet into specific regions in the U.S. along the east coast, west coast, and travel in between (our “Primary Service Area”), while continuing to service all regions in North America using our charter solutions. In June 2024, we announced the next evolution of Wheels Up Membership, which provides members that purchase higher levels of Prepaid Blocks with expanded global aircraft access, and guaranteed availability and recovery outside of our Primary Service Area in the continental U.S., U.K. and Europe, subject to certain terms and conditions. The breadth of our complementary charter solutions gives us the ability to offer these additional options and flexibility to our members. While capped hourly rate pricing continues to apply only in our Primary Service Area, we believe that the expansion of guaranteed availability and recovery, as well as generally shorter aircraft call out times, position us well to deliver enhanced value, flexibility and accessibility to our members. We anticipate that these additional member benefits will be an important driver of future revenue growth, and allow the Company to demonstrate the strength of both its Wheels Up Membership and Wheels Up Charter offerings.

Fly Up: Wheels Up Charter
For travelers who are looking to pay as they go, Wheels Up Charter allows members and non-member customers to book charter trips with no upfront costs for everything from a family vacation to a multi-stop, international business itinerary. Wheels Up Charter is a global solution that leverages the capabilities of our domestic charter teams and the global capabilities of Air Partner Limited, our subsidiary, which allows us to offer options to suit virtually every charter need through our international network of trusted partners. Our charter offerings customize the member and customer experience for short- or long-haul flights with bespoke private jet arrangements or group charters, including for commercial-size charters with large passenger groups of 15 or more, sports teams, global corporate events and tour operations. Wheels Up Charter is complementary to Wheels Up Membership, and provides a leading solution for members and customers wishing to fly globally through attractive market-based pricing and personalized alternatives. We are devoting significant resources to growing our global charter offerings alongside our member programs.
In June 2024, we announced enhancements to Wheels Up Charter intended to incentivize and reward frequent charter bookings. Wheels Up Charter customers can now earn rewards for each flight equal to a 2% flight credit for every $50,000 spent on charter flights, and Delta Diamond Medallion® Status after achieving qualifying flight spend, subject to certain terms and conditions. In addition, we are transitioning our Connect and Core “pay-as-you-fly” memberships to our charter business. We expect that this transition will result in cost savings to these customers that did not previously enjoy the capped hourly rate pricing associated with Prepaid Blocks.
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

Recent Developments
Evolving Our Commercial Strategy
Streamlining Our Product Portfolio
As described above, in June 2024, we announced enhancements to our member programs and charter offerings that are intended to streamline our product portfolio. We believe that our newly aligned product portfolio – Wheels Up Membership and Wheels Up Charter – will simplify the private aviation experience for our members and customers, provide attractive benefits for the full spectrum of private fliers, and grant private fliers the freedom to tailor each trip to their specific needs. We anticipate that the streamlining of Wheels Up Membership and Wheels Up Charter will be beneficial to members and customers, and will allow the Company to benefit from its scale and operational network worldwide. We also introduced booking experience upgrades for our website and mobile app, which make it easier for private fliers to explore our dynamic rates across dates, departure and arrival destinations.
Enhanced Delta Benefits
On June 15, 2024, Wheels Up Partners Holdings LLC (“WUP”) and Wheels Up Partners LLC (“WUP LLC”), each a subsidiary of Wheels Up, entered into the Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024 (the “Amended CCA”), with Delta. The Amended CCA replaced the Commercial Cooperation Agreement, dated as of January 17, 2020, which was originally entered into in connection with the closing of Wheels Up’s acquisition of Wheels Up Private Jets LLC (“WUPJ”) from Delta in January 2020 and subsequently amended.
The Amended CCA marks a continued commitment by Wheels Up and Delta to further their long-term commercial endeavors and provides for, among other things: (i) the terms on which certain of Wheels Up’s members can continue to purchase discounted premium commercial air travel with Delta, including by the use of eligible Prepaid Blocks; (ii) an amendment to a related agreement that governs the terms on which certain of Wheels Up’s members and customers may receive enhanced benefits under the Delta SkyMiles® and Delta Medallion® programs; and (iii) certain other in-kind benefits among the parties in furtherance of their joint sales efforts and related to the facilitation of their respective businesses. The Delta-related benefits for Wheels Up Membership and Wheels Up Charter described above are pursuant to the Amended CCA and related agreements.
Network Optimization and Cost Reduction Initiatives
Capitalizing on Our Primary Service Area
We continue to take steps to consolidate our operations more fully within our Primary Service Area, which is a crucial step in our efforts to transition our business to areas where we expect to generate sustainable profits. Starting in June 2023, we implemented changes to our member programs that were designed to focus our controlled aircraft fleet into our Primary Service Area, while continuing to service all regions using our charter solutions. By concentrating our controlled aircraft fleet in our Primary Service Area, where our members enjoy fixed or capped rate pricing, we expect to benefit from improved network density with significant cost and operating advantages for us, as well as attractive pricing and leading service levels for our members and customers. As of the date of this Quarterly Report, substantially all pre-June 2023 Prepaid Block rule sets have been exhausted. We also expect that our streamlined Wheels Up Membership and Wheels Up Charter offerings will drive additional sales and flight activity, which we anticipate will drive demand and improve aircraft utilization for our controlled aircraft fleet in our Primary Service Area while demonstrating the prevalence of our global charter solutions.
Our Aircraft Fleet Strategy
We continuously review our aircraft fleet in relation to our anticipated future needs, taking into account the age and composition of our fleet, maintenance costs and availability, anticipated aircraft utilization, and the efficiency of and demand for new aircraft types. We believe that our latest member program changes and the growth of our charter offerings position us well to strategically utilize our owned and leased aircraft fleet alongside an “asset-light” charter model to deliver a greater range of global travel alternatives. Since mid-2023, we have divested certain underperforming or underutilized aircraft in-line with our long-term strategic goals, and expect to continue divestitures over time. As we pursue our long-term fleet strategy, we anticipate the need to acquire or lease newer aircraft as we look to replenish our fleet in the future.
New PBI Maintenance Facility
We continue to implement changes to our aircraft fleet management and maintenance operations that are intended to improve the efficiency of our operations and the availability of our aircraft, as well as reduce our operating costs. In April 2024, we announced that we expect to open a new flagship maintenance facility at Palm Beach International Airport (the “PBI Maintenance Facility”) by the end of 2024. In preparation for the opening of the PBI Maintenance Facility, we are reallocating resources from existing underutilized facilities as a result of, among other actions: the closure of existing maintenance operations in Cincinnati, Ohio and Broomfield, Colorado; the relocation of mobile service units in Sacramento, California, Las Vegas, Nevada, and Salt Lake City, Utah, and certain service units in Burbank, California, to the Eastern U.S.; and the forthcoming relocation of resources currently stationed at the Company’s Fort Lauderdale facility to the PBI Maintenance Facility. We believe these actions will better align our maintenance resources to the Primary Service Area and flight demand density.
Certificate Consolidation
We continue to progress with the consolidation of our U.S. Federal Aviation Administration (“FAA”) operating certificates, which is intended to simplify our flight operations by harmonizing our procedures across the entire company. In February 2023, we consolidated our Cessna CJ3 aircraft to one FAA operating certificate. In September 2023, we sold our non-core aircraft management business, which included the disposition of the two related FAA operating certificates. In November 2023, the FAA approved the movement of our Cessna Citation Excel/XLS fleet to WUPJ, which already included our Hawker 400XP fleet, and we completed the fleet transition in March 2024. Additionally, in March 2024, the FAA issued operational authority that allowed us to begin transitioning our King Air 350i, Cessna CJ3 and Cessna Citation X aircraft fleets to a single FAA operating certificate held by WUPJ. In June 2024, we completed the transition of our King Air 350i fleet to WUPJ. In July 2024, we satisfied FAA gatekeeping milestones allowing for the transition of our owned and leased Cessna Citation X fleet to WUPJ. We expect our FAA certificate consolidation and related operational efficiency efforts will continue to contribute meaningfully to our service delivery and financial results in future periods.
Additional Operational Efficiency Initiatives
Since the beginning of 2023, we have taken numerous actions intended to improve our operating efficiency and reduce our fixed costs, including the opening of our Member Operations Center located in the Atlanta, Georgia area (the “Atlanta Member Operations Center”) in May 2023 and strategically reducing the number of owned and leased aircraft in our fleet. We expect to continue to take actions to simplify our business, drive our asset utilization, and focus on our core private aviation services. We also expect to strategically adjust our controlled aircraft fleet to match demand as we focus on improved asset utilization, and implement discrete cost reduction initiatives that do not adversely impact the customer experience or our service offerings. We believe these actions are important to achieving operational excellence and supporting future profitable flying.

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
The following table reconciles Adjusted EBITDA to Net loss, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(96,973)	$(160,593)	$(194,366)	$(261,459)
Add back (deduct)
Interest expense	16,667	7,658	31,222	15,777
Interest income	(285)	(1,865)	(341)	(5,686)
Income tax expense	441	(16)	327	172
Other expense, net	221	42	350	(103)
Depreciation and amortization	15,593	15,123	30,988	29,568
Change in fair value of warrant liability	70	(621)	98	(746)
Gain (loss) on disposal of assets, net	(136)	1,538	(1,576)	1,538
Equity-based compensation expense	14,268	6,604	25,479	18,142
Acquisition and integration expense(1)	—	74	—	2,108
Restructuring charges(2)	4,371	8,201	6,515	18,692
Atlanta Member Operations Center set-up expense(3)	458	9,170	3,481	16,130
Certificate consolidation expense(4)	3,674	4,873	4,812	7,520
Impairment of goodwill(5)	—	70,000	—	70,000
Other(6)	4,276	(491)	6,427	(871)
Adjusted EBITDA	$(37,355)	$(40,303)	$(86,584)	$(89,218)
__________________
(1)Consists of expenses incurred associated with acquisitions, as well as integration-related charges incurred within one year of the acquisition date primarily related to system conversions, re-branding costs and fees paid to external advisors.
(2)For the three and six months ended June 30, 2024, primarily includes charges for contract termination fees and employee separation programs as part of our ongoing cost reduction and strategic business initiatives. For the three and six months ended June 30, 2023, includes restructuring charges related to the restructuring plan that we announced on March 1, 2023 (the “Restructuring Plan”) and related strategic business initiatives implemented in the first quarter of 2023, as well as expenses incurred during the second quarter of 2023 to support significant changes to our member programs and certain aspects of our operations, primarily consisting of consultancy fees associated with designing and implementing changes to our member programs, and severance and recruiting expenses associated with executive transitions.

(3)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023.
(4)Consists of expenses incurred to execute the consolidation of our FAA operating certificates primarily including pilot training and retention programs and consultancy fees associated with planning and implementing the consolidation process.
(5)Represents a non-cash impairment charge related to goodwill recognized in the second quarter of 2023.
(6)Includes (i) collections of certain aged receivables which were added back to Net loss in the reconciliation presented for the twelve months ended December 31, 2022, (ii) reserves and/or write-off of certain aged receivables associated with the aircraft management business which was divested on September 30, 2023, (iii) expenses incurred associated with ongoing litigation matters, and (iv) amounts reserved during the second quarter of 2024 related to Parts and supplies inventory deemed in excess after revision of future business needs associated with strategic business initiatives.

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
The following table reconciles Adjusted Contribution to gross profit (loss), which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$196,285	$335,062	$393,386	$686,874
Less: Cost of revenue	(191,690)	(327,903)	(389,950)	(681,694)
Less: Depreciation and amortization	(15,593)	(15,123)	(30,988)	(29,568)
Gross profit (loss)	(10,998)	(7,964)	(27,552)	(24,388)
Gross margin	(5.6)%	(2.4)%	(7.0)%	(3.6)%
Add back:
Depreciation and amortization	15,593	15,123	30,988	29,568
Equity-based compensation expense in Cost of revenue	816	1,092	1,562	2,271
Restructuring charges in Cost of revenue(1)	3,703	—	3,703	755
Atlanta Member Operations Center set-up expense in Cost of revenue(2)	458	7,999	1,860	11,798
Certificate consolidation expense in Cost of revenue(3)	2,445	1,840	3,471	4,441
Other in Cost of revenue(4)	3,281	—	3,281	—
Adjusted Contribution	$15,298	$18,090	$17,313	$24,445
Adjusted Contribution Margin	7.8%	5.4%	4.4%	3.6%
__________________
(1)For the three and six months ended June 30, 2024, primarily includes charges for employee separation programs as part of our ongoing cost reduction and strategic business initiatives. For the three and six months ended June 30, 2023, includes restructuring charges related to the Restructuring Plan and related strategic business initiatives implemented in the first quarter of 2023.
(2)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023.
(3)Consists of expenses incurred to execute the consolidation of our FAA operating certificates primarily including pilot training and retention programs and consultancy fees associated with planning and implementing the consolidation process.
(4)Consists of amounts reserved during the second quarter of 2024 related to Parts and supplies inventory deemed in excess after revision of future business needs associated with strategic business initiatives.

Total Private Jet Flight Transaction Value and Total Flight Transaction Value
We calculate Total Private Jet Flight Transaction Value as the sum of total gross spend by members and customers on all private jet flight services, which excludes all group charter flights with 15 or more passengers and cargo flight services. Total Private Jet Flight Transaction Value reflects the Flight revenue recognized from Programmatic Flights (as defined below) and private charter flights by members and customers. “Programmatic Flights” are all flights that were flown subject to a Wheels Up Member Flight Service Agreement, Custom Corporate Agreement or other similar agreement (excluding jet cards) that provides for guaranteed aircraft availability, shorter call-out periods, capped or fixed rate pricing, and other benefits.
We calculate Total Flight Transaction Value as Total Private Jet Flight Transaction Value, plus Other Charter FTV (as defined below).
We include Total Private Jet Flight Transaction Value and Total Flight Transaction Value as supplemental measures for assessing the size of the markets which we serve.
The following table reconciles each of Total Private Jet Flight Transaction Value and Total Flight Transaction Value to Flight revenue, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Flight revenue	$163,684	$235,284	$314,613	$467,046
Add back (deduct):
Private Jet Charter Revenue in Flight revenue(1)	(59,994)	(52,235)	(107,848)	(92,416)
Private Jet Charter FTV(2)	113,153	83,665	201,841	150,193
Total Private Jet Flight Transaction Value	216,843	266,714	408,606	524,823
Other Charter FTV(2)	48,503	55,204	81,414	86,287
Total Flight Transaction Value	$265,346	$321,918	$490,020	$611,110
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
The following table summarizes our key operating metrics:

	As of June 30,
	2024	2023	% Change
Active Members	8,268	11,639	(29)%

	Three Months Ended June 30,
	2024	2023	% Change
Active Users	9,999	12,549	(20)%

On-Time Performance (D-60)	87%	89%	n/m

Completion Rate	99%	98%	n/m

Live Flight Legs	12,855	18,137	(29)%

Total Private Jet Flight Transaction Value per Live Flight Leg	$16,868	$14,706	15%

Private Jet Charter FTV(1)	$113,153	$83,665	35%
Other Charter FTV(1)	48,503	55,204	(12)%
Total Charter FTV(1)	$161,656	$138,869	16%

	Six Months Ended June 30,
	2024	2023	% Change
Live Flight Legs	24,609	33,526	(27)%

Total Private Jet Flight Transaction Value per Live Flight Leg	$16,604	$15,654	6%

Private Jet Charter FTV(1)	$201,841	$150,193	34%
Other Charter FTV(1)	81,414	86,287	(6)%
Total Charter FTV(1)	$283,255	$236,480	20%
__________________
n/m        Not meaningful
(1)        Amount shown in thousands.
Active Members
We define Active Members as the number of membership accounts that generated membership revenue in the applicable period and are active as of the end of the reporting period. We use Active Members to assess the adoption of our premium offerings which is a key factor in our penetration of the market in which we operate and a key driver of membership and flight revenue.

Active Users
We define Active Users as Active Members as of the reporting date plus unique non-member customers who completed a revenue generating flight at least once in the applicable period and excluding wholesale flight activity. While a unique customer can complete multiple revenue generating flights on our platform in a given period, that unique customer is counted as only one Active User. We use Active Users to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the market in which we operate and our ability to generate revenue.
On-Time Performance (D-60)
We define On-Time Performance (D-60) as the percentage of total flights flown that departed within 60 minutes of the scheduled time, inclusive of air traffic control, weather, maintenance and customer delays. On-Time Performance (D-60) excludes all cancelled flights and wholesale flight activity.
Completion Rate
We define Completion Rate as the percentage of total scheduled flights operated and completed. Completion Rate excludes customer-initiated flight cancellations and wholesale flight activity.
Live Flight Legs
We define Live Flight Legs as the number of completed one-way revenue generating private jet flight legs in the applicable period, excluding empty repositioning legs and owner legs related to aircraft under management. We believe Live Flight Legs is a useful metric to measure the scale and usage of our platform, and our ability to generate flight revenue.
Total Private Jet Flight Transaction Value per Live Flight Leg
We use Total Private Jet Flight Transaction Value per Live Flight Leg to measure the average gross spend by members and customers for each Live Flight Leg. See “Non-GAAP Financial Measures” above for more information regarding our use and definition of Total Private Jet Flight Transaction Value.
Private Jet Charter FTV
We define Private Jet Charter FTV as the sum of total gross spend by members and customers on all private charter flights that are at market-based rates and are not Programmatic Flights. Private Jet Charter FTV excludes customer gross spend attributable to all group charter flights with 15 or more passengers and cargo flight services. We use Private Jet Charter FTV to measure the size of our private jet charter business relative to the overall industry. See “Non-GAAP Financial Measures” above for more information about the use of Private Jet Charter FTV in the calculation of Total Private Jet Flight Transaction Value and Total Flight Transaction Value.
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
Membership revenue is comprised of a one-time initiation fee paid at the commencement of a membership and recurring annual dues. Historically, a portion of the initiation fee is applied to annual dues; however, we discontinued initiation fees starting in July 2024. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the member relationship period, which is estimated to be three years. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues are deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles® Program as part of their membership, then a portion of the membership fee is allocated at contract inception.
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
Gain on disposal of assets, net
Gain on disposal of assets, net primarily consists of the net working capital adjustment received in the first quarter of 2024 associated with the divestiture of the of our aircraft management business on September 30, 2023, partially offset by losses on disposal of other assets during the period.
Loss on extinguishment of debt
Loss on extinguishment of debt consists of fees incurred to extinguish debt instruments in advance of the maturity date.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability consists of unrealized gain (loss) on warrants assumed as part of the business combination consummated on July 13, 2021 between WUP and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination’), including 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”), in each case exercisable for 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock.
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

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
The following table sets forth our results of operations for each of the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Change in
	2024	2023	$	%
Revenue	$196,285	$335,062	$(138,777)	(41.4)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	191,690	327,903	(136,213)	(41.5)%
Technology and development	10,529	14,430	(3,901)	(27.0)%
Sales and marketing	21,480	23,149	(1,669)	(7.2)%
General and administrative	35,949	40,065	(4,116)	(10.3)%
Depreciation and amortization	15,593	15,123	470	3.1%
(Gain) loss on sale of aircraft held for sale	234	(2,621)	2,855	n/m
Impairment of goodwill	—	70,000	(70,000)	n/m
Total costs and expenses	275,475	488,049	(212,574)	(43.6)%

Loss from operations	(79,190)	(152,987)	73,797	(48.2)%

Other income (expense)
Gain (loss) on disposal of assets, net	136	(1,538)	1,674	n/m
Loss on extinguishment of debt	(805)	(870)	65	n/m
Change in fair value of warrant liability	(70)	621	(691)	n/m
Interest income	285	1,865	(1,580)	(84.7)%
Interest expense	(16,667)	(7,658)	(9,009)	117.6%
Other income (expense), net	(221)	(42)	(179)	n/m
Total other income (expense)	(17,342)	(7,622)	(9,720)	127.5%

Loss before income taxes	(96,532)	(160,609)	64,077	(39.9)%

Income tax benefit (expense)	(441)	16	(457)	n/m

Net loss	(96,973)	(160,593)	63,620	(39.6)%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(96,973)	$(160,593)	$63,620	(39.6)%
__________________
n/m        Not meaningful

Revenue
Revenue decreased for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, as follows (in thousands).

	Three Months Ended June 30,		Change in
	2024	2023	$	%
Membership	16,046	21,478	(5,432)	(25.3)%
Flight	163,684	235,284	$(71,600)	(30.4)%
Aircraft management	2,957	48,502	(45,545)	(93.9)%
Other	13,598	29,798	(16,200)	(54.4)%
Total	$196,285	$335,062	$(138,777)	(41.4)%
The decrease in Membership revenue was primarily driven by a 29% decrease in Active Members year-over-year. The decrease in Active Members was primarily as a result of the regionalization of our member programs and focus on profitable flying.
The decrease in Flight revenue was primarily driven by a 29% decrease in Live Flight Legs year-over-year, which resulted in a $68.5 million reduction to Flight revenue, which was primarily due to our focus on more profitable flying.
The decrease in Aircraft management revenue is attributable to our divestiture of our aircraft management business on September 30, 2023. We do not expect to realize any significant revenue associated with aircraft management activities in future periods.
The decrease in Other revenue was primarily attributable to the absence of $4.8 million in sales of aircraft inventory, as the Company has reduced its focus on whole aircraft sales, and due to a $1.3 million reduction in revenue from group charter.
Cost of Revenue
Cost of revenue decreased by $136.2 million, or 42%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
The decrease in cost of revenue was primarily driven by decrease in revenue. The decrease was also driven by a $7.5 million decrease in expenses associated with setting up our Atlanta Member Operations Center. The decrease was partially offset by $3.7 million in restructuring charges associated with certain employee restructuring actions and a $3.3 million reserve established for certain parts inventory deemed obsolete or in excess of forecasted demand for aircraft maintenance, in each case during the three months ended June 30, 2024.
Adjusted Contribution Margin increased 240 basis points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to the realization of cost savings as a result of the Restructuring Plan and other restructuring actions, as well as discrete cost optimization and operational efficiency measures. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of Gross margin and Adjusted Contribution Margin to Revenue.
Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $3.9 million, or 27%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to a $2.7 million reduction in employee compensation and allocable costs driven by headcount reduction actions taken in fiscal year 2023 and a

$1.6 million reduction in enterprise software and other IT-related charges. The decreases were partially offset by a $0.4 million increase in IT consultant spend.
Sales and Marketing
Sales and marketing expenses decreased by $1.7 million, or 7%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to a $0.7 million reduction in employee compensation and allocable costs driven by headcount reduction actions taken in fiscal year 2023, a $0.5 million reduction in equity-based compensation expense and a $0.5 million reduction in advertising spend.
General and Administrative
General and administrative expenses decreased by $4.1 million, or 10%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by a $5.1 million reduction in consulting expenses associated with strategic planning, the absence of $4.0 million of severance charges associated with executive transitions, a $2.5 million reduction in employee compensation and allocable costs driven by headcount reduction actions taken in fiscal year 2023 and a $0.9 million decrease in legal spend. The decreases were partially offset by an $8.9 million increase in equity-based compensation expense primarily attributable to the Executive Performance Awards (as defined in Note 10).
Depreciation and Amortization
Depreciation and amortization expenses was relatively consistent for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Interest Income
Interest income decreased $1.6 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was attributable to holding lower levels of cash equivalents in money market funds during the period.
Interest Expense
Interest expense increased $9.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to paid-in-kind interest expense associated with the Term Loan (as defined below) entered into in the second half of 2023.
Other Expense, Net
Other expense, net was relatively consistent for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Results of Our Operations for the Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023
The following table sets forth our results of operations for each of the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Change in
	2024	2023	$	%
Revenue	$393,386	$686,874	$(293,488)	(42.7)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	389,950	681,694	(291,744)	(42.8)%
Technology and development	21,610	30,303	(8,693)	(28.7)%
Sales and marketing	42,917	48,952	(6,035)	(12.3)%
General and administrative	72,186	79,481	(7,295)	(9.2)%
Depreciation and amortization	30,988	29,568	1,420	4.8%
(Gain) loss on sale of aircraft held for sale	(2,490)	(3,487)	997	n/m
Impairment of goodwill	—	70,000	(70,000)	n/m
Total costs and expenses	555,161	936,511	(381,350)	(40.7)%

Loss from operations	(161,775)	(249,637)	87,862	(35.2)%

Other income (expense)
Gain (loss) on disposal of assets, net	1,576	(1,538)	3,114	n/m
Loss on extinguishment of debt	(2,511)	(870)	(1,641)	n/m
Change in fair value of warrant liability	(98)	746	(844)	n/m
Interest income	341	5,686	(5,345)	(94.0)%
Interest expense	(31,222)	(15,777)	(15,445)	97.9%
Other income (expense), net	(350)	103	(453)	n/m
Total other income (expense)	(32,264)	(11,650)	(20,614)	176.9%

Loss before income taxes	(194,039)	(261,287)	67,248	(25.7)%

Income tax benefit (expense)	(327)	(172)	(155)	n/m

Net loss	(194,366)	(261,459)	67,093	(25.7)%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(194,366)	$(261,459)	$67,093	(25.7)%
__________________
n/m        Not meaningful

Revenue
Revenue decreased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as follows (in thousands).

	Six Months Ended June 30,		Change in
	2024	2023	$	%
Membership	$32,900	$43,158	$(10,258)	(23.8)%
Flight	314,613	467,046	(152,433)	(32.6)%
Aircraft management	6,150	112,196	(106,046)	(94.5)%
Other	39,723	64,474	(24,751)	(38.4)%
Total	$393,386	$686,874	$(293,488)	(42.7)%
The decrease in Membership revenue was driven by a 29% decrease in Active Members year-over-year, partially offset by the impact of lower incentive discounts on memberships in the current period. The decrease in Active Members was primarily as a result of the regionalization of our member programs and focus on profitable flying.
The decrease in Flight revenue was primarily driven by a 27% decrease in Live Flight Legs year-over-year, which resulted in a $124.2 million reduction to revenue during the period, which was primarily due to our focus on more profitable flying.
The decrease in Aircraft management revenue is attributable to our divestiture of our aircraft management business on September 30, 2023. We do not expect to realize any significant revenue associated with aircraft management activities in future periods.
The decrease in Other revenue was primarily attributable to a $14.3 million reduction in sales of aircraft inventory, as the Company has reduced its focus on whole aircraft sales.
Cost of Revenue
Cost of revenue decreased by $291.7 million, or 43%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in cost of revenue was primarily driven by the decreases in revenue noted above. The decrease was also driven by a $9.9 million decrease in expenses associated with setting up our Atlanta Member Operations Center. The decreases were partially offset by a $2.9 million increase in restructuring charges associated with certain employee restructuring actions implemented in the second quarter of 2024 and a $3.3 million reserve established in the second quarter of 2024 for certain parts inventory deemed obsolete or in excess of forecasted demand for aircraft maintenance.
Adjusted Contribution Margin increased 80 basis points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily attributable to the operational efficiency initiatives discussed above. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of Gross margin and Adjusted Contribution Margin to Revenue.
Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $8.7 million, or 29%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by a $4.7 million reduction in employee compensation and allocable costs driven by headcount reduction actions taken in fiscal year 2023, including the Restructuring Plan, the absence of $2.3 million of one-time charges associated with the Restructuring Plan recognized during the first quarter of 2023, a $0.9 million reduction in reduction in enterprise software and other IT-related charges, and a $0.5 million reduction in equity-based compensation expense.
Sales and Marketing
Sales and marketing expenses decreased by $6.0 million, or 12%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by a $2.2 million reduction in employee compensation and allocable costs driven by headcount reduction actions taken in fiscal year 2023, including the Restructuring Plan, the absence of $2.1 million of one-time charges associated with the Restructuring Plan recognized during the first quarter of 2023, a $1.9 million decrease in sales commissions primarily driven by the decrease in year-over-year membership and whole aircraft sales revenues, and a $1.0 million reduction in equity-based compensation expense. The decreases were partially offset by a $1.6 million one-time charge associated with terminating a consultancy agreement in the first quarter of 2024.
General and Administrative
General and administrative expenses decreased by $7.3 million, or 9%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by a $7.6 million reduction in consulting expenses associated with integration-related activities and strategic planning, the absence of $5.4 million of one-time charges associated with the Restructuring Plan recognized during the first quarter of 2023 and a $4.2 million reduction employee compensation and allocable costs primarily driven by headcount reduction actions taken in fiscal year 2023. The decreases were partially offset by a $9.8 million increase in equity-based compensation expense primarily attributable to the Executive Performance Awards (as defined in Note 10).
Depreciation and Amortization
Depreciation and amortization expenses increased $1.4 million, or 5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by increased capitalized software development assets year-over-year.
Interest Income
Interest income decreased by $5.3 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was attributable to holding lower levels of cash equivalents in money market funds during the period.
Interest Expense
Interest expense increased $15.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to paid-in-kind interest expense associated with the Term Loan (as defined below) entered into in the second half of 2023.
Other Expense, Net
Other expense, net was relatively consistent for six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Liquidity and Capital Resources
Overview and Liquidity Outlook
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from debt financing transactions, and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of June 30, 2024, we had $141.5 million of cash and cash equivalents and $32.1 million of restricted cash, and our long-term debt obligations consisted primarily of approximately $176.4 million aggregate principal amount outstanding of Equipment Notes (as defined below) and $421.0 million aggregate principal outstanding, including capitalized paid-in-kind interest, associated with the Term Loan (as defined below). In addition, we had a working capital deficit of $585.3 million as of June 30, 2024 and net cash used in operating activities was $100.8 million for the six months ended June 30, 2024. See Part I, Item 1A “Risk Factors—Risks Relating to Our Indebtedness and Contractual Obligations—Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition” in our Annual Report for more information about our contractual obligations.
Pursuant to the Credit Agreement (as defined below), Delta has provided commitments for the Revolving Credit Facility (as defined below) in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances and is subject to liquidity-driven repayment conditions. As of each of June 30, 2024 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility.
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

Long-Term Debt
2022-1 Equipment Notes
In October 2022, WUP LLC, entered into a Note Purchase Agreement, dated as of October 14, 2022 (“Note Purchase Agreement”), pursuant to which WUP LLC issued $270.0 million aggregate principal amount of the equipment notes (collectively, the “Equipment Notes”) using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of the principal amount equal to 10% per annum and balloon payments due at each maturity date. Interest and principal payments on the Equipment Notes began on January 15, 2023 and are payable quarterly on each January 15, April 15, July 15 and October 15. The stated final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, subject to certain prepayment requirements under the Omnibus Amendment (as defined below) and WUP LLC’s ability to redeem Equipment Notes prior to maturity. As of June 30, 2024, the Equipment Notes were secured by first-priority liens on 108 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries (the “Equipment Note Collateral”).
The Equipment Notes were sold pursuant to the Note Purchase Agreement, and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and, collectively, the “Indentures”). In connection with the entering into the Credit Agreement (as defined below), the Company, WUP LLC, certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the Equipment Notes entered into the Omnibus Amendment No. 1, dated September 20, 2023 (the “Omnibus Amendment”), in order to amend certain of the agreements governing the Equipment Notes, including the Note Purchase Agreement, Indentures and related guarantees. The Note Purchase Agreement and the Indentures and related guarantees, as each was amended by the Omnibus Amendment, contain certain covenants, including, among others: a liquidity covenant that requires the Company and its subsidiaries to maintain minimum aggregate available cash and Cash Equivalents (as defined in the Note Purchase Agreement) of $75.0 million on any date, inclusive of $20.0 million held as a deposit for the benefit of the Equipment Note lenders and presented in Other non-current assets on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023; a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company; that if a prepayment under the Term Loan (as defined below) results in the weighted average life of the Term Loan being shorter than that of the Equipment Notes, a redemption of a portion of the Equipment Notes is required; that if an Equipment Note has a maturity date on or after the maturity of the Term Loan (as defined below), all obligations under such Equipment Note will be due 90 days prior to the maturity of the Term Loan; and restrictive covenants that provide limitations under certain circumstances on certain acquisitions, mergers or disposals of assets, making certain investments or entering into certain transactions with affiliates, prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions, and paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes and the Term Loan and Revolving Credit Facility. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries, and the Company also must cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross-collateralized by the other aircraft for which Equipment Notes were issued under the Indentures.
During the six months ended June 30, 2024, the Company redeemed in-full the Equipment Notes for 14 aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $26.9 million. As of June 30, 2024, approximately $176.4 million aggregate principal amount of Equipment Notes were outstanding and the carrying value of the 108 aircraft that were subject to first-priority liens under the Equipment Notes was $259.4 million.
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
The scheduled maturity date for the Term Loan is September 20, 2028, and for the Revolving Credit Facility, is the earlier of September 20, 2028 and the first date after September 20, 2025 on which all borrowings under the Revolving Credit Facility have been repaid, subject in each case to earlier termination upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility (each, a “Loan” and, collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each loan is payable in kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December and the applicable maturity date.
The Credit Agreement contains certain covenants that place limitations on, among other things: prepaying, redeeming, repurchasing, or issuing and selling new equity interests of the Company and its subsidiaries; paying dividends and making certain distributions; making certain investments and consummating certain acquisitions, mergers or disposals of assets; and the replacement of existing indebtedness and incurrence of new indebtedness and encumbrances. The Credit Agreement also contains customary events of default, including a cross-default provision among the Equipment Notes and other Material Indebtedness (as defined in the Credit Agreement). The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding certain assets), and a junior lien on the Equipment Note Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of June 30, 2024, we were in compliance with the covenants under the Credit Agreement and related credit documents. As of June 30, 2024, approximately $421.0 million aggregate principal outstanding, including capitalized paid-in-kind interest, associated with the Term Loan.
In addition, Delta has provided commitments for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million under the Credit Agreement. The Company may request to make borrowings under the Revolving Credit Facility at any time until September 20, 2025 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the Revolving Credit Facility prior to maturity as follows: (i) at any time prior to September 20, 2025, to the extent the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $100.0 million; and (ii) on or after September 20, 2025 but prior to maturity, to the extent that the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $125.0 million and if Consolidated Cash Flow (as defined in the Credit Agreement) has been positive for any fiscal quarter since September 20, 2023. As of each of June 30, 2024 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility.

Cash Flows
The following table summarizes our cash flows for each of the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(100,783)	$(411,670)
Net cash provided (used in) by investing activities	$24,093	$(911)
Net cash used in financing activities	$(41,396)	$(18,683)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,175)	$(540)
Net decrease in cash, cash equivalents and restricted cash	$(119,261)	$(431,804)
Cash Flow from Operating Activities
The cash outflow from operating activities consisted of our net loss during the respective periods, net of non-cash items of $77.7 million and $117.0 million during the six months ended June 30, 2024 and 2023, respectively, and the balance from a decrease in net operating assets and liabilities. During the six months ended June 30, 2024, we sold $258.6 million of Prepaid Blocks compared to $196.0 million during the six months ended June 30, 2023. The year-over-year increase in Prepaid Block purchases was attributable to a higher volume of purchases in the first half of 2024 as compared to the prior year. We have historically experienced greater purchases of Prepaid Blocks from our members during the third and fourth quarters of the calendar year. Prepaid Blocks are cash deposits that are accounted for as Deferred revenue until the time at which they are used by members or customers in accordance with the terms applicable to such Prepaid Block.
Cash Flow from Investing Activities
The cash inflow from investing activities was primarily attributable to $37.9 million in proceeds from the sale of aircraft that were classified as held for sale and $5.9 million in proceeds associated with the divestiture of the aircraft management business on September 30, 2023. The inflows were partially offset by cash outflows of $17.5 million for capital expenditures, including $7.8 million of capitalized software development costs.
Cash Flow from Financing Activities
The cash outflow from financing activities was primarily attributable to the repayments of long-term debt of $41.0 million.

Contractual Obligations and Commitments
As of June 30, 2024, our principal ongoing commitments consisted of contractual cash obligations to pay principal and interest payments under the Equipment Notes, principal and accrued interest under the Credit Agreement when due at maturity, operating leases for certain controlled aircraft, leased facilities, including our corporate headquarters at the Atlanta Member Operations Center, our corporate office in New York, New York, and other operational facilities, such as hangars and maintenance facilities, and ordinary course arrangements involving our obligation to provide services for which we have already received deferred revenue. For further information about our lease obligations, see Note 9, Leases of the Notes to Condensed Consolidated Financial Statements included herein.
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
Our obligation to provide services for which we have already received deferred revenue are to our members and customers, none of which individually comprises a material amount of our deferred revenue. Certain customers have the right to demand the prompt return of certain amounts included in deferred revenue under certain conditions. These contractual obligations require that we have sufficient levels of working capital and liquidity on-hand in the future to perform such services. For further information about deferred revenue, see Note 2, Revenue Recognition of the Notes to Condensed Consolidated Financial Statements included herein.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York, which was re-filed against FE in the Supreme Court of the State of New York in New York County on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of the material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, as well as attorneys’ fees and costs.
We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE, but there can be no assurance as to the outcome of the lawsuit against FE. Our success in recovering the amounts from FE will depend upon several factors including the ability of FE to satisfy recoverable amounts using available liquidity or other assets. FE filed its Annual Report on Form 10-K with the U.S. Securities and Exchange Commission on May 1, 2024, but as of the time of filing of this Quarterly Report, has not subsequently made updated financial information publicly available. In its Annual Report on Form 10-K, FE disclosed that upon termination of the GRP Agreement, it applied a portion of the GRP Deposit against certain receivable balances that FE claims it was owed under the GRP Agreement. In addition, FE disclosed that: (i) it “expects to incur operating losses in the near term as [FE] advances its fleet modernization and associated cost savings initiatives”; (ii) as of December 31, 2023, it had cash and cash equivalents of approximately $11.6 million against a working capital deficit of approximately $104.7 million; and (iii) it believes its cash and cash equivalents on hand, operating cash flows, and proceeds from possible financings, if any, will be sufficient to fund operations and capital expenditure requirements for at least 12 months after May 1, 2024, but it might need additional capital funding to fund growth plans or as circumstances change. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time. See Part I, Item 1A — “Risk Factors—Some of our business is dependent on our third-party operators to provide flights for our members and customers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, operations, liquidity, financial condition, and results of operations could be adversely affected” in our Annual Report for further information.

ITEM 1A. RISK FACTORS
There have been no material changes to the significant risk factors and uncertainties known to the Company and disclosed in Part I, Item 1A — “Risk Factors” included in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities for the Three Months Ended June 30, 2024
The table below sets forth information regarding purchases of our Common Stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
April 1, 2024 through April 30, 2024	—	$—
May, 1, 2024 through May 31, 2024	12,684	$2.71
June 1, 2024 through June 30, 2024	12,063	$2.69
Total	24,747	$2.70
_________________
(1)Reflects shares withheld for payment of tax liability arising as a result of the vesting of restricted stock units for certain officers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)    None.
(b)    None.
(c)    During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

3.2
Amended and Restated By-Laws of Wheels Up Experience Inc., effective as of November 15, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

10.1†
Amendment No. 1 to Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated April 1, 2023, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 7, 2024)

10.2†+
Amendment No. 2 to Director’s Service Agreement, dated as of June 6, 2024, by and between Mark Briffa and Air Partner Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 7, 2024)

10.3†+
Charter Sales Adjusted EBITDA Incentive Plan Award, dated June 6, 2024, by and between Mark Briffa and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on June 7, 2024)

10.4*†+	Offer Letter, dated May 5, 2024, by and between David Harvey and Wheels Up Partners LLC
10.5*†	Wheels Up Experience Inc. Performance Award Agreement, dated as of May 20, 2024, by and between Wheels Up Experience Inc. and David Harvey
10.6+
Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024, by and among Wheels Up Partners Holdings LLC, Wheels Up Partners LLC and Delta Air Lines, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 17, 2024)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
†	Identifies each management contract or compensatory plan or arrangement.
+	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K. In addition, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: August 8, 2024		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024		/s/ Todd Smith
	Name:	Todd Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)