Form 10-Q
period 2024-09-30
Wheels Up Experience Inc.
filed 2024-11-07
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of November 4, 2024, 697,811,664 shares of Class A common stock, $0.0001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Wheels Up Experience Inc. (“Wheels Up”, or “we”, “us”, “our” or the “Company”), contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: (i) the impact of Wheels Up’s cost reduction efforts and measures intended to increase Wheels Up’s operational efficiency on its business and results of operations, including the timing and magnitude of such expected actions and any associated expenses in relation to liquidity levels and working capital needs; (ii) Wheels Up’s fleet modernization strategy and its ability to execute such strategy, as well as the expected operational and financial impacts to Wheels Up from implementing such strategy on the timeline that it currently anticipates; (iii) the degree of market acceptance and adoption of Wheels Up’s products and services, including the changes to our member programs and charter offerings announced in June 2024 and any additional new or revised products introduced by Wheels Up; (iv) the size, demands, competition in and growth potential of the markets for Wheels Up’s products and services and Wheels Up’s ability to serve and compete in those markets; (v) Wheels Up’s liquidity, future cash flows and certain restrictions related to its indebtedness obligations, and its ability to perform under its contractual and indebtedness obligations; (vi) Wheels Up’s ability to achieve positive Adjusted EBITDA (as defined herein) in the future pursuant to the most recent schedule that it has announced; (vii) Wheels Up’s ability to consummate the closing of pending acquisitions and sales of aircraft and assets on the schedule that it currently anticipates or at all, and the expected benefits or impacts to Wheels Up from such pending transactions and the operation of any aircraft or assets following the closing of such transactions; (viii) Wheels Up’s ability to consummate the initial closing of the Revolving Equipment Note Facility (as defined herein) on the terms and timeline that it currently anticipates, and the expected benefits or impacts to Wheels Up from such financing, including the expected terms of the Revolving Equipment Note Facility, the ability to use net proceeds from the Revolving Equipment Note Facility to consummate any pending aircraft and asset acquisitions, the refinancing of the Equipment Notes (as defined herein), the potential receipt and expected use of any remaining net proceeds from the initial closing under the Revolving Equipment Note Facility (including the potential future acquisition of aircraft using such net proceeds, assumptions about the consummation of aircraft sales currently under contract and other factors that may impact the amount of remaining net proceeds from such initial closing) and the ability of the Company to reborrow under the Revolving Equipment Note Facility in the future; and (ix) the impacts of general economic and geopolitical conditions on Wheels Up’s business and the aviation industry, including due to fluctuations in interest rates, inflation, foreign currencies, consumer and business spending decisions, and general levels of economic activity. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. We have identified certain known material risk factors applicable to Wheels Up in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) under Part I, Item 1A — “Risk Factors,” in this Quarterly Report under Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report. Moreover, it is not always possible for us to predict how new risks and uncertainties that arise from time to time may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$115,909	$263,909
Accounts receivable, net	32,029	38,237
Parts and supplies inventories, net	22,539	20,400
Aircraft held for sale	50,652	30,496
Prepaid expenses	29,490	55,715
Other current assets	20,691	25,277
Total current assets	271,310	434,034
Property and equipment, net	266,534	337,714
Operating lease right-of-use assets	54,588	68,910
Goodwill	222,482	218,208
Intangible assets, net	102,663	117,766
Other non-current assets	125,560	139,428
Total assets	$1,043,137	$1,316,060

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$30,048	$23,998
Accounts payable	34,997	32,973
Accrued expenses	94,369	102,475
Deferred revenue, current	711,097	723,246
Other current liabilities	17,898	24,810
Total current liabilities	888,409	907,502
Long-term debt, net	209,586	235,074
Operating lease liabilities, non-current	47,816	54,956
Other non-current liabilities	11,505	18,655
Total liabilities	1,157,316	1,216,187

Commitments and contingencies (Note 13)

Mezzanine equity:
Contingent performance awards	3,487	2,476
Total mezzanine equity	3,487	2,476
Equity:
Common Stock, $0.0001 par value; 1,500,000,000 authorized; 698,251,115 and 697,131,838 shares issued and 697,811,664 and 696,856,131 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	70	70

Additional paid-in capital	1,911,362	1,879,009
Accumulated deficit	(2,015,357)	(1,763,260)
Accumulated other comprehensive loss	(5,537)	(10,704)
Treasury stock, at cost, 439,451 and 275,707 shares, respectively	(8,204)	(7,718)
Total Wheels Up Experience Inc. stockholders’ equity	(117,666)	97,397
Non-controlling interests	—	—
Total equity	(117,666)	97,397
Total liabilities and equity	$1,043,137	$1,316,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$193,903	$320,063	$587,289	$1,006,937

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	166,859	299,887	556,809	981,581
Technology and development	9,594	19,962	31,204	50,265
Sales and marketing	20,029	22,548	62,946	71,500
General and administrative	27,058	42,853	99,244	122,334
Depreciation and amortization	12,484	15,459	43,472	45,027
(Gain) loss on sale of aircraft held for sale	(190)	(7,841)	(2,680)	(11,328)
Impairment of goodwill	—	56,200	—	126,200
Total costs and expenses	235,834	449,068	790,995	1,385,579

Loss from operations	(41,931)	(129,005)	(203,706)	(378,642)

Other income (expense)
Gain (loss) on divestiture	—	(2,991)	3,403	(2,991)
Gain (loss) on disposal of assets, net	70	—	(1,757)	(1,538)
Loss on extinguishment of debt	(289)	(1,936)	(2,800)	(2,806)
Change in fair value of warrant liability	107	(61)	9	685
Interest income	907	404	1,248	6,090
Interest expense	(16,041)	(11,258)	(47,263)	(27,035)
Other income (expense), net	(149)	613	(499)	716
Total other income (expense)	(15,395)	(15,229)	(47,659)	(26,879)

Loss before income taxes	(57,326)	(144,234)	(251,365)	(405,521)

Income tax benefit (expense)	(405)	(579)	(732)	(751)

Net loss	(57,731)	(144,813)	(252,097)	(406,272)
Less: Net loss attributable to non-controlling interests	—	—	—	—
Net loss attributable to Wheels Up Experience Inc.	$(57,731)	$(144,813)	$(252,097)	$(406,272)

Net loss per share of Common Stock (Note 18)
Basic and diluted	$(0.08)	$(3.51)	$(0.36)	$(13.22)

Weighted-average shares of Common Stock outstanding:
Basic and diluted	697,721,699	41,261,003	697,575,821	30,737,324
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(57,731)	$(144,813)	$(252,097)	$(406,272)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,807	(8,173)	5,167	(3,954)
Comprehensive loss	(50,924)	(152,986)	(246,930)	(410,226)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to Wheels Up Experience Inc.	$(50,924)	$(152,986)	$(246,930)	$(410,226)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance as of December 31, 2023	697,131,838	$70	$1,879,009	$(1,763,260)	$(10,704)	275.707	$(7,718)	$—	$97,397
Equity-based compensation	—	—	2,812	—	—	—	—	—	2,812
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	92.764	(338)	—	(338)
Issuance of Common Stock upon settlement of restricted stock units	558,125	—	—	—	—	—	—	—	—
Net loss	—	—	—	(97,393)	—	—	—	—	(97,393)
Other comprehensive income (loss)	—	—	—	—	(1,542)	—	—	—	(1,542)
Balance as of March 31, 2024	697,689,963	$70	$1,881,821	$(1,860,653)	$(12,246)	368,471	$(8,056)	$—	$936
Equity-based compensation	—	—	5,332	—	—	—	—	—	5,332
Reclassification of equity awards	—	—	18,718	—	—	—	—	—	18,718
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	24,747	(67)	—	(67)
Issuance of Common Stock upon settlement of restricted stock units	367,109	—	—	—	—	—	—	—	—
Net loss	—	—	—	(96,973)	—	—	—	—	(96,973)
Other comprehensive income (loss)	—	—	—	—	(98)	—	—	—	(98)
Balance as of June 30, 2024	698,057,072	$70	$1,905,871	$(1,957,626)	$(12,344)	393,218	$(8,123)	$—	$(72,152)
Equity-based compensation	—	—	5,491	—	—	—	—	—	5,491
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	46,233	(81)	—	(81)
Issuance of Common Stock upon settlement of restricted stock units	194,043	—	—	—	—	—	—	—	—
Net loss	—	—	—	(57,731)	—	—	—	—	(57,731)
Other comprehensive loss	—	—	—	—	6,807	—	—	—	6,807
Balance as of September 30, 2024	698,251,115	$70	$1,911,362	$(2,015,357)	$(5,537)	439,451	$(8,204)	$—	$(117,666)
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

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(252,097)	$(406,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,472	45,027
Equity-based compensation	33,364	21,650
Payment in kind interest	31,259	972
Amortization (accretion) of deferred financing costs and debt discount	(1,022)	2,390
Gain on sale of aircraft held for sale	(2,680)	(11,328)
Loss on extinguishment of debt	2,800	2,806
Impairment of goodwill	—	126,200
Other	(650)	207
Changes in assets and liabilities:
Accounts receivable	4,867	22,513
Parts and supplies inventories	1,453	5,074
Prepaid expenses	24,640	(8,589)
Other non-current assets	17,910	(36,988)
Accounts payable	1,913	(15,177)
Accrued expenses	(8,562)	(36,293)
Deferred revenue	(12,813)	(378,949)
Other assets and liabilities	332	5,263
Net cash used in operating activities	(115,814)	(661,494)

Cash flows from investing activities
Purchases of property and equipment	(14,716)	(12,312)
Purchases of aircraft held for sale	(2,313)	(2,311)
Proceeds from sale of aircraft held for sale, net	47,631	53,911
Proceeds from sale of divested business, net	6,803	13,200
Capitalized software development costs	(11,452)	(16,041)
Other	105	172
Net cash provided by investing activities	26,058	36,619

Cash flows from financing activities
Purchase shares for treasury	(486)	—
Purchase of fractional shares	—	(3)
Proceeds from notes payable	—	70,000
Repayment of notes payable	—	(70,000)
Proceeds from long-term debt, net	—	343,000
Payment of debt issuance costs in connection with debt	—	(19,630)
Repayments of long-term debt	(52,475)	(40,196)
Net cash provided by (used in) financing activities	(52,961)	283,171

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,274)	(4,287)

Net decrease in cash, cash equivalents and restricted cash	(143,991)	(345,991)
Cash, cash equivalents and restricted cash, beginning of period	292,825	620,153
Cash, cash equivalents and restricted cash, end of period	$148,834	$274,162

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,230	$23,919
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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for annual financial statements. As a result, this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission on March 7, 2024. In the opinion of the Company’s management, the condensed consolidated financial statements in this Quarterly Report include all adjustments necessary for the fair presentation of the Company’s balance sheet as of September 30, 2024, and its results of operations, including its comprehensive loss and stockholders' equity for the three and nine months ended September 30, 2024 and 2023. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2024.
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
Impairment
During the third quarter of 2024, the Company elected to voluntarily change the timing of its annual goodwill impairment test from October 1 to September 1. The selection of September 1 as the annual testing date for the impairment of goodwill is intended to move the testing to a period outside of the Company’s interim financial reporting process to allow sufficient time to complete the analysis prior to releasing its third quarter financial results. The Company believes this change is preferable under the circumstances and does not accelerate, delay or avoid an impairment charge. The change did not result in more than 12 months between annual testing dates. The Company will apply this change prospectively as management determined that retrospective application would be impracticable, and the change does not have an impact on the financial statements as the Company currently evaluates for triggering events in interim periods.
We completed our annual goodwill impairment test over our reporting units as of September 1, 2024. We performed a quantitative impairment assessment for both reporting units. For the legacy Wheels Up reporting unit (“WUP Legacy”), we used the discounted cash flow method, calculating the fair value of WUP Legacy based on the present value of estimated future cash flows, which did not result in an impairment to goodwill. For the Air Partner reporting unit, we used a combination of the discounted cash flow and guideline public company methods, which did not result in impairment to goodwill.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). The amendments in ASU 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses, (“ASU 2023-03”). The amendments in ASU 2024-03 aim to improve the decision usefulness of expense information on public business entities’ income statements through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 will be effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

2.REVENUE RECOGNITION
Disaggregation of Revenue
The following table disaggregates Revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Services transferred at a point in time:
Flights, net of discounts and incentives	$155,355	$214,645	$469,968	$681,691
Aircraft management(1)	1,380	51,081	7,410	158,396
Other	23,844	29,720	62,760	89,665

Services transferred over time:
Memberships	13,231	20,622	46,131	63,780
Aircraft management(1)	30	2,154	150	7,035
Other	63	1,841	870	6,370
Total Revenue	$193,903	$320,063	$587,289	$1,006,937
(1) On September 30, 2023, we completed the sale of the aircraft management business. See Note 4.

Contract Balances
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Gross receivables from members and customers	$38,399	$43,970
Undeposited funds	492	2,131
Less: Allowance for credit losses	(6,862)	(7,864)
Accounts receivable, net	$32,029	$38,237
Deferred revenue consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Flights - prepaid	$688,913	$686,413
Memberships - annual dues	20,535	33,890
Memberships - initiation fees	851	2,377
Flights - credits	673	1,366
Other	444	183
Deferred revenue - total	711,416	724,229

Less: Deferred revenue - current	(711,097)	(723,246)
Deferred revenue - non-current	$319	$983

Deferred revenue, non-current is presented within Other non-current liabilities on the condensed consolidated balance sheets.
Changes in Deferred revenue for the nine months ended September 30, 2024 were as follows (in thousands):

Deferred revenue as of December 31, 2023	$724,229
Amounts deferred during the period	563,966
Revenue recognized from amounts included in the deferred revenue beginning balance	(358,357)
Revenue from current period sales	(218,422)
Deferred revenue as of September 30, 2024	$711,416
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2024 were as follows (in thousands):

Remainder of 2024	$113,969
2025	354,578
2026	119,243
2027	123,626
Total Deferred revenue	$711,416
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $2.3 million and $6.2 million for the three and nine months ended September 30, 2024, respectively, and $1.9 million and $6.0 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024 and December 31, 2023, capitalized sales commissions and referral fees of $4.7 million and $4.8 million, respectively, were included in Other current assets, and $0.3 million and $0.4 million, respectively, were included in Other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $2.3 million and $6.4 million for the three and nine months ended September 30, 2024, respectively, and $2.6 million and $9.4 million for the three and nine months ended September 30, 2023, respectively.

3.PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Aircraft	$371,853	$475,058
Software development costs	88,700	81,075
Leasehold improvements	25,278	22,899
Computer equipment	3,097	3,515
Buildings and improvements	1,424	1,424
Furniture and fixtures	4,550	4,618
Tooling	3,524	3,898
Vehicles	2,217	2,166
Total Property and equipment	500,643	594,653
Less: Accumulated depreciation and amortization	(234,109)	(256,939)
Total Property and equipment, net	$266,534	$337,714
Depreciation and amortization expense, excluding amortization expense related to software development costs, was $3.7 million and $14.5 million for the three and nine months ended September 30, 2024, respectively, and $5.6 million and $17.5 million for the three and nine months ended September 30, 2023, respectively.
Amortization expense related to software development costs, included as part of Depreciation and amortization expense associated with property and equipment, was $4.0 million and $14.6 million for the three and nine months ended September 30, 2024, and $4.4 million and $11.2 million for the three and nine months ended September 30, 2023.

4.DIVESTITURE
Divestiture of Aircraft Management Business
On September 30, 2023 (the “Divestiture Closing Date”), Wheels Up Partners Holdings LLC, our direct subsidiary (“WUP”), pursuant to an equity purchase agreement (the “Equity Purchase Agreement”) with Executive AirShare LLC, completed the sale of 100% of the issued and outstanding equity interests of Circadian Aviation LLC, our indirect subsidiary (“Circadian”). The Divestiture Closing Date fair value of the aggregate consideration transferred was $19.1 million and the Company recognized a loss on the sale of $3.0 million. The $19.1 million was comprised of $13.2 million of cash received on the Divestiture Closing Date, contingent consideration with a fair value of $4.8 million, an escrow receivable of $0.6 million and a non-contingent consideration receivable of $0.5 million. The fair value of the contingent consideration was deemed to be the approximate contract value as of the Divestiture Closing Date.
Circadian was released from all guarantor obligations with respect to the Equipment Notes (as defined in Note 7) on the Divestiture Closing Date pursuant to certain debt release letters entered into concurrently with the Equity Purchase Agreement.
Concurrently with entering into the Equity Purchase Agreement: (i) WUP entered into a transition services agreement with Circadian, pursuant to which WUP will provide Circadian certain specified services on a temporary basis; (ii) Wheels Up Partners LLC, our indirect subsidiary (“WUP LLC”), entered into a master operating agreement with Circadian, pursuant to which Circadian will conduct certain on-demand charter operations for certain of WUP LLC’s owned aircraft after the Divestiture Closing Date while such aircraft are transitioned from a U.S. Federal Aviation Administration (“FAA”) operating certificate held by Circadian to the Company’s subsidiaries, and WUP LLC will provide certain maintenance, pilots services, management and other related services for WUP LLC’s owned aircraft during the transition period; and (iii) certain of the Company’s subsidiaries entered into fleet management agreements with Circadian, pursuant to which Circadian will provide certain maintenance, pilots services, management and other related services for managed aircraft after the Divestiture Closing Date while they are transitioned from a FAA operating certificate held by the applicable Company subsidiary to Circadian.
During the nine months ended September 30, 2024, we received $3.4 million upon finalization of the working capital adjustment under the Equity Purchase Agreement, recognized within gain (loss) on divestiture in the condensed consolidated statement of operations.
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents Goodwill carrying values and the change in balance, by reporting unit, during the nine months ended September 30, 2024 (in thousands):

	WUP Legacy(1)	Air Partner	Total
Balance as of December 31, 2023(2)	$136,098	$82,110	$218,208
Foreign currency translation adjustment	—	4,274	4,274
Balance as of September 30, 2024	$136,098	$86,384	$222,482
(1)    As of September 30, 2024, WUP Legacy had negative net assets (stockholders’ equity).
(2)     Net of accumulated impairment losses of $306.2 million, all of which was recognized on the goodwill attributable to WUP Legacy.

Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of Intangible assets consisted of the following (in thousands):

	September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$35,888	$44,112
Customer relationships	89,121	43,005	46,116
Trade name	11,939	6,189	5,750
Developed technology	20,556	14,543	6,013
Leasehold interest - favorable	600	119	481
Foreign currency translation adjustment	363	172	191
Total	$202,579	$99,916	$102,663

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$31,325	$48,675
Customer relationships	89,121	34,920	54,201
Trade name	11,939	5,402	6,537
Developed technology	20,556	12,329	8,227
Leasehold interest - favorable	600	102	498
Foreign currency translation adjustment	(589)	(217)	(372)
Total	$201,627	$83,861	$117,766
Amortization expense of intangible assets was $5.2 million and $15.6 million for the three and nine months ended September 30, 2024, respectively, and $6.0 million and $17.8 million for the three and nine months ended September 30, 2023, respectively.
Intangible Liabilities
Associated with our acquisition of Delta Private Jets on January 17, 2020, we recognized intangible liabilities for the fair value of complimentary Wheels Up Connect Memberships provided to existing Delta SkyMiles 360® customers as of the acquisition date, as required under the Commercial Cooperation Agreement, dated as of January 17, 2020, by and among WUP, WUP LLC and Delta (as amended, the “Original CCA”), which was subsequently replaced by the Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024, by and among WUP, WUP LLC and Delta (the “Amended CCA”). The gross carrying value, accumulated amortization and net carrying value of Intangible liabilities consisted of the following (in thousands):

	September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$8,942	$11,058

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$7,798	$12,202
Amortization of Intangible liabilities, which reduces amortization expense, was $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively.

The current portion of Intangible liabilities is presented within Other current liabilities on the condensed consolidated balance sheets. Future amortization expense of Intangible assets and Intangible liabilities held as of September 30, 2024, were as follows (in thousands):

	Intangible Assets	Intangible Liabilities
Remainder of 2024	$5,200	$382
2025	20,505	1,525
2026	19,628	1,525
2027	14,923	1,525
2028	14,263	1,525
2029 and Thereafter	28,144	4,576
Total	$102,663	$11,058

6.CASH EQUIVALENTS AND RESTRICTED CASH
A reconciliation of Cash and cash equivalents and Restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$115,909	$263,909
Restricted cash	32,925	28,916
Total	$148,834	$292,825
Cash Equivalents
As of September 30, 2024 and December 31, 2023, cash equivalents on the condensed consolidated balance sheets were $25.3 million and $0.1 million, respectively.
Restricted Cash
As of September 30, 2024 and December 31, 2023, Restricted cash included $6.2 million (as of each such date) held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates, and $5.0 million and $3.4 million, respectively, held by financial institutions to collateralize against our credit card programs. The standby letters of credit expire on December 31, 2033 and June 30, 2034. The Restricted cash balances as of September 30, 2024 and December 31, 2023 also included $20.3 million and $17.9 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions. Restricted cash is presented within Other non-current assets on the condensed consolidated balance sheets.

7.LONG-TERM DEBT
The following table presents the components of Long-term debt, net (in thousands, except weighted average interest rates):

	Weighted Average Interest Rate	September 30, 2024	December 31, 2023
Equipment Notes	12.0%	$165,204	$214,878
Term Loan	10.0%	431,711	400,453
Total debt		596,915	615,331
Less: Total unamortized deferred financing costs and debt discount		357,281	356,259
Less: Current maturities of long-term debt		30,048	23,998
Long-term debt, net		$209,586	$235,074
Maturities of principal debt payments for the next five years are as follows (in thousands):

Maturities
Remainder of 2024	$5,132
2025	36,329
2026	32,347
2027	26,410
2028	496,697
Total	$596,915
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
The Equipment Notes were sold pursuant to a Note Purchase Agreement, dated as of October 14, 2022 (the “Note Purchase Agreement”), and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and collectively, the “Indentures”). On September 20, 2023, the Company, WUP LLC, certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the Equipment Notes, Wilmington Trust, National Association, and the Equipment Note lenders entered into the Omnibus Amendment No. 1 (the “Omnibus Amendment”). The Omnibus Amendment provides for, among other things: (i) reducing the minimum liquidity covenant under the guarantee agreement related to the Equipment Notes (as amended, the “Guarantee”) with respect to the Company and its subsidiaries from $125.0 million of minimum aggregate available cash and Cash Equivalents (as defined in the Note Purchase Agreement) as of the end of each fiscal quarter to $75.0 million on any date, inclusive of $20.0 million held as a deposit for the benefit of the Equipment Note lenders and presented in Other non-current assets on our condensed consolidated balance sheets as of each of September 30, 2024 and December 31, 2023 (the “Equipment Notes

Liquidity Covenant”); (ii) permitting the execution of the Credit Agreement (as defined below); (iii) the consent of the Equipment Note lenders that will allow the Company to effect a sale of certain guarantors under the Guarantee; (iv) that if a prepayment under the Term Loan (as defined below) results in the weighted average life of the Term Loan being shorter than that of the Equipment Notes, a redemption of a portion of the Equipment Notes is required; and (v) that if an Equipment Note has a maturity date on or after the maturity of the Term Loan, all obligations under such Equipment Note will be due 90 days prior to the maturity of the Term Loan.
The Note Purchase Agreement, the Indentures and the Guarantee, as each was amended by the Omnibus Amendment, contain certain covenants, including the Equipment Note Liquidity Covenant, a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company, and restrictive covenants that provide limitations under certain circumstances on, among other things: (i) making certain acquisitions, mergers or disposals of its assets; (ii) making certain investments or entering into certain transactions with affiliates; (iii) prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions; and (iv) paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes and the Term Loan and Revolving Credit Facility (as each term is defined below). WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries. WUP LLC is also obligated to cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross-collateralized by the other aircraft for which Equipment Notes were issued under the Indentures. The maturity of the Equipment Notes may be accelerated upon the occurrence of certain events of default under the Note Purchase Agreement and each Indenture and the related guarantees. As of September 30, 2024, we were in compliance with the covenants under the Note Purchase Agreement, each Indenture and the Guarantee.
Interest and principal payments on the Equipment Notes began on January 15, 2023 and are payable quarterly on each January 15, April 15, July 15 and October 15. During the nine months ended September 30, 2024, the Company redeemed in-full the Equipment Notes for 17 aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $32.8 million. As of September 30, 2024, the carrying value of the 105 aircraft that were subject to first-priority liens under the Equipment Notes was $249.4 million. Amortization expense for debt discounts and deferred financing costs of $1.1 million and $3.8 million was recorded in interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024, respectively, and $0.9 million and $2.7 million was recorded in interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023, respectively.
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
The Credit Agreement also contains certain covenants and events of default, in each case customary for transactions of this type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding certain accounts, including any segregated account exclusively holding customer deposits, and other assets specified in the Credit Agreement), as well as a junior lien on the Equipment Note Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of September 30, 2024, we were in compliance with the covenants under the Credit Agreement and related credit documents.
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
On November 9, 2023, the Company’s stockholders approved, at a special meeting of the Company’s stockholders (the “2023 Special Meeting”), the Amended and Restated Certificate of Incorporation of Wheels Up, filed with the Secretary of State of the State of Delaware on November 15, 2023 (the “Amended and Restated Certificate of Incorporation”), which, among other things, increased the number of shares of Common Stock available for issuance thereunder. In connection with the transactions contemplated by the Credit Agreement Amendment, the Company entered into Amendment No. 1 to Investment and Investor Rights Agreement, dated as of the Final Closing Date (the “Investor Rights Agreement Amendment” and together with the Original Investor Rights Agreement and any subsequent amendments, modifications and supplements thereto, the “Investor Rights Agreement”), with each Initial Lender, which contained, among others, certain revisions to reflect the issuance of the Deferred Shares. Substantially concurrently with entering into the Investor Rights Agreement Amendment, on the Final Closing Date, the Company and Initial Lenders entered into joinders to the Investor Rights Agreement (collectively, the “Investor Rights Agreement Joinders”) with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed the rights and obligations of an Additional Investor (as defined in the Investor Rights Agreement) thereunder, including the right to receive a pro rata portion of the Investor Shares. The Company issued the Deferred Shares to the Lenders on the Final Closing Date in a private placement. The Investor Shares were issued in private placements such that after the Investor Issuances, each Lender was issued a number of shares equal to its pro rata portion of the Investor Shares based on its participation in the Term Loan. The Investor Rights Agreement also contains certain other terms and conditions related to the Lenders’ ownership of Common Stock, including, among other things, that the Initial Lenders have the right to designate certain members of the Company’s Board of Directors depending on the level of Common Stock ownership and certain transfer restrictions and liquidity rights.
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
Accretion of debt discounts and deferred issuance costs associated with the Term Loan of $(0.7) million and $(4.8) million were recorded in Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024, respectively.
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
Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$25,297	$—	$—	25,297
Total assets	$25,297	$—	$—	$25,297

Liabilities:
Warrant liability - Public Warrants	$—	$2	$—	$2
Warrant liability - Private Warrants	—	2	—	2
Equipment Notes	—	—	215,767	215,767
Term Loan	$—	$—	265,496	$265,496
Total liabilities	$—	$4	$481,263	$481,267

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$94	$—	$—	$94
Total assets	$94	$—	$—	$94

Liabilities:
Warrant liability - Public Warrants	$7	$—	$—	$7
Warrant liability - Private Warrants	—	5	—	5
Equipment Notes	—	—	256,256	256,256
Term Loan	—	—	297,800	297,800
Total liabilities	$7	$5	$554,056	$554,068
The carrying amount of Money market funds approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The Warrants (as defined below) were accounted for as a liability in accordance with ASC 815-40. The Warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. As of each of September 30, 2024 and December 31, 2023, we used Level 2 inputs for the Warrants. See Note 11 for additional information about the Warrants.

The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2023	$7	$5	$12
Change in fair value of warrant liability	(5)	(3)	(8)
Fair value as of September 30, 2024	$2	$2	$4
The estimated fair value of the Equipment Notes is categorized as a Level 3 valuation. We considered the appraised value of aircraft subject to first-priority liens under the Equipment Notes, which were obtained during the third quarter of 2024 as required under the Note Purchase Agreement, to determine the fair value of the Equipment Notes as of September 30, 2024.
The estimated fair value of the Term Loan is categorized as a Level 3 valuation. The estimated fair value as of September 30, 2024 was estimated using a discounted cash flows analysis, based on our current estimated incremental borrowing rate for a similar type of borrowing arrangement.
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
The components of net lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$6,956	$9,313	$22,005	$30,648
Short-term lease costs	160	2,039	546	6,676
Variable lease costs	5,458	10,519	15,597	25,018
Total lease costs	$12,574	$21,871	$38,148	$62,342
Sublease income was not material for any of the three and nine month periods ended September 30, 2024 and 2023.
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

Supplemental cash flow information related to operating leases were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$22,792	$28,318
Right-of-use assets obtained in exchange for operating lease obligations	$4,187	$5,742
Supplemental balance sheet information related to leases were as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	7.3	6.7
Weighted-average discount rate:
Operating leases	9.6%	9.2%
Maturities of lease liabilities, as of September 30, 2024, were as follows (in thousands):

Year ending December 31,	Operating Leases
2024 (remaining)	$6,675
2025	17,820
2026	11,315
2027	8,297
2028	7,069
2029 and Thereafter	38,296
Total lease payments	89,472
Less: Imputed interest	(26,421)
Total lease obligations	$63,051
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

Equity-Based Compensation
The Company’s outstanding equity-based compensation awards to its directors, executive officers, employees and other eligible personnel have been made pursuant to the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated effective April 1, 2023 (as amended by the LTIP Amendment (as defined herein), the “Amended and Restated 2021 LTIP”), the Wheels Up Experience Inc. 2022 Inducement Grant Plan, dated June 30, 2022 (the “2022 Inducement Grant Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023, granted to George Mattson (the “CEO Performance Award”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 3, 2024, granted to Todd Smith, our former Chief Financial Officer (the “CFO Performance Award”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of May 20, 2024, granted to David Harvey (the “CCO Performance Award” and, collectively with the CEO Performance Award and CFO Performance Award, the “Executive Performance Awards”), nine equity-based compensation plans that were approved by the board of directors of WUP (collectively, the “WUP Management Incentive Plan”) prior to the business combination consummated on July 13, 2021 (the “Business Combination Closing Date”) between WUP and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination’), and the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”), which was approved by the board of directors of WUP prior to the Business Combination. Additional details about these equity-based compensation arrangements are below.
WUP Management Incentive Plan
In March 2014, the WUP Management Incentive Plan was established, which provided for the issuance of WUP profits interests, restricted or unrestricted, to employees, consultants and other qualified persons. Following the consummation of the Business Combination, no new grants can be made under the WUP Management Incentive Plan. As of September 30, 2024, an aggregate of 3.1 million WUP profits interests have been authorized and issued under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Common Stock before July 13, 2031. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and immediately exchanged for the maximum number of shares of Common Stock. The actual number of shares of Common Stock received upon exchange of such WUP profits interests will depend on the trading price per share of Common Stock at the time of such exchange.
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan as of September 30, 2024:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2024	2,881	$4.16
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of September 30, 2024	2,881	$4.16
The weighted-average remaining contractual term as of September 30, 2024, for WUP profits interests outstanding was approximately 6.8 years. All WUP profits interests were vested as of December 31, 2023.
WUP Option Plan
In December 2016, the WUP Option Plan was established, which provided for the issuance of stock options to purchase WUP common interests at an exercise price based on the fair market value of the interests on the date of grant. Generally, WUP stock options granted vest over a four-year service period and expire on the tenth anniversary of the grant date. As of September 30, 2024, the number of WUP stock options authorized and issued in the aggregate under the WUP Option Plan was 1.8 million. Each outstanding WUP stock option is exercisable for one share of Common Stock.
The following table summarizes the activity under the WUP Option Plan as of September 30, 2024:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2024	1,129	$75.45	$12.64
Granted	—	—	—
Exercised	—	—	—
Forfeited	(256)	79.89	16.95
Expired	—	—	—
Outstanding WUP stock options as of September 30, 2024	873	$74.15	$11.37
Exercisable WUP stock options as of September 30, 2024	873	$74.15	$11.37
The aggregate intrinsic value as of September 30, 2024, for WUP stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of September 30, 2024, for WUP stock options that were outstanding and exercisable was approximately 4.5 years. All WUP stock options were vested as of December 31, 2023.
Amended and Restated 2021 LTIP & 2022 Inducement Grant Plan
In connection with the Business Combination, the Wheels Up Board of Directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other qualified persons. Following approval by the Board, (i) at the 2023 annual meeting of the Company’s stockholders, the Company’s stockholders approved the Amended and Restated 2021 LTIP to increase the aggregate number of shares of Common Stock available for awards made thereunder by 2,415,000 shares and amend certain other plan provisions, and (ii) at the 2024 annual meeting of the Company’s stockholders (the “2024 Annual Meeting”), the Company’s stockholders approved Amendment No. 1 to the Amended and Restated 2021 LTIP (the “LTIP Amendment”), to increase the aggregate number of shares of Common Stock available for awards made under the Amended and Restated 2021 LTIP by 25,000,000 shares and extend the termination date of such plan to April 15, 2034. The Amended and Restated 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, restricted stock units (“RSUs”), including performance-based RSUs (“PSUs”), rights, other stock-based awards, performance awards, cash awards or any combination of the foregoing. As of September 30, 2024, an aggregate of 30.1 million shares were authorized for issuance under the Amended and Restated 2021 LTIP.
On June 30, 2022, the Board adopted the 2022 Inducement Grant Plan to be used for a one-time employment inducement grant, pursuant to NYSE Rule 303A.08, for our former Chief Financial Officer, in connection with his appointment as Chief Financial Officer. The maximum number of awards that could be granted under the 2022 Inducement Grant Plan were 205,128 shares of Common Stock, which were all granted in the form of RSUs to our former Chief Financial Officer on July 1, 2022. RSU awards granted under the 2022 Inducement Grant Plan contained generally the same terms as other awards granted under the Original 2021 LTIP during the fiscal year ended December 31, 2022. Due to such similarities, the RSUs granted under the 2022 Inducement Grant Plan are consolidated in the discussion of RSUs below. Upon the departure of our former Chief Financial Officer from the Company on September 6, 2024, the 2022 Inducement Grant Plan terminated and all unvested RSUs thereunder were forfeited.
Restricted Stock Units
RSUs granted under the Amended and Restated 2021 LTIP generally vest at intervals up to a four-year service period, subject to the grantee’s continued service to the Company through the applicable vesting date. The following table summarizes the activity under the Amended and Restated 2021 LTIP and 2022 Inducement Grant Plan related to RSUs as of September 30, 2024:

	Number of RSUs(1)	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2024	1,848	$9.35
Granted	5,384	2.81
Vested	(1,087)	8.5
Forfeited	(1,133)	5.57
Non-vested RSUs as of September 30, 2024	5,012	$3.36
(1)    The number of non-vested RSUs as of January 1, 2024, the number of forfeited RSUs and the related weighted-average grant date fair values include 68,376 RSUs granted under the 2022 Inducement Grant Plan in July 2022, which were forfeited on September 6, 2024.

The total unrecognized compensation cost related to non-vested RSUs was $13.4 million as of September 30, 2024 and is expected to be recognized over a weighted-average period of 2.7 years.
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
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to PSUs as of September 30, 2024:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2024	18	$2.89
Granted	482	3.07
Vested	—	—
Forfeited	(113)	3.03
Non-vested PSUs as of September 30, 2024	387	$3.05
Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of September 30, 2024, the achievement of the performance objectives associated with certain non-vested PSUs was deemed not probable of being achieved and no expense has been recognized associated with those awards. The total unrecognized compensation cost related to non-vested PSUs deemed probable of being achieved was $1.2 million as of September 30, 2024 and is expected to be recognized over a weighted-average period of 2.2 years.

Wheels Up Stock Options
Wheels Up stock options granted under the Amended and Restated 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to Wheels Up stock options as of September 30, 2024:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2024	77	$100.00	$47.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of September 30, 2024	77	$100.00	$47.52
Exercisable Wheels Up stock options as of September 30, 2024	77	$100.00	$47.52
The aggregate intrinsic value as of September 30, 2024, for Wheels Up stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of September 30, 2024, for Wheels Up stock options that were outstanding and exercisable was approximately 3.1 years.
Executive Performance Awards
The Compensation Committee of the Board approved the CEO Performance Award granted to George Mattson, the Company’s Chief Executive Officer, CFO Performance Award granted to Todd Smith, our former Chief Financial Officer, and CCO Performance Award granted to David Harvey, the Company’s Chief Commercial Officer, on November 30, 2023, March 3, 2024 and May 20, 2024, respectively. Except as set forth in Section III.A of the Amended and Restated 2021 LTIP, the Executive Performance Awards incorporate the terms of the Amended and Restated 2021 LTIP, as it may be amended from time-to-time. Each Executive Performance Award is intended to constitute a standalone equity incentive plan and any shares of Common Stock issued under such awards will not be issued under, or count against the number of shares of Common Stock reserved pursuant to, any of the Company’s other equity-based compensation plans or awards. Upon the departure of our former Chief Financial Officer from the Company on September 6, 2024, the CFO Performance Award was effectively terminated and any right to receive shares of Common Stock or cash payments thereunder in the future was forfeited. No shares of Common Stock had been issued or cash payments made to our former Chief Financial Officer under the CFO Performance Award through such date. In addition, all compensation expense associated with the CFO Performance Award was reversed during the three months ended September 30, 2024.
The issuance of any shares under the Executive Performance Awards upon vesting is contingent upon receipt of the approval of each award by the Company’s stockholders. At the 2024 Annual Meeting, the Company’s stockholders approved the CEO Performance Award and the potential issuance of up to 73.0 million shares of Common Stock thereunder, subject to the satisfaction of the applicable performance- and service-based vesting conditions under such award, if at all. The Company currently intends to obtain approval of the CCO Performance Award by the Company’s stockholders at a future meeting of the Company’s stockholders or by written consent of the Company’s stockholders. If on any Determination Date (as defined below) there is not a sufficient amount of shares authorized by the Company's stockholders to deliver the number of shares due under the Executive Performance Awards or any such Executive Performance Award has not been approved by the Company’s stockholders, then upon vesting, if at all, any amounts payable under any such Executive Performance Award will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The Executive Performance Awards are one-time performance awards granted to our Chief Executive Officer and Chief Commercial Officer in lieu of future annual equity compensation grants and are intended to provide each of them with the opportunity to share in the long-term growth of the value of the Company. The Executive

Performance Awards consist of a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of the Company’s borrowings under the $390.0 million Term Loan, if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of each Executive Performance Award will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, so long as such officer remains employed with the Company as of such dates. A “Repayment Event” includes certain refinancings of the Term Loan on or before September 20, 2028, the scheduled maturity date of the Term Loan. Subject to the satisfaction of the applicable performance- and service-based vesting conditions described above, the number of shares of Common Stock that may vest and be issued under any Executive Performance Award will first be determined on December 31st of the year in which a Repayment Event occurs, and then on December 31st of each subsequent year (each such date, a “Determination Date”) until December 31, 2028 (the “Final Determination Date”). At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable under any Executive Performance Award in connection with such Determination Date, if any, will be determined using the then applicable percentage associated with the service-based vesting condition (the “Service Vested Percentage”).
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
As of September 30, 2024, the performance-based vesting conditions for the outstanding and unvested Executive Performance Awards were not met and no shares had vested. As of September 30, 2024, the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the Term Loan. The grant-date fair value of the CCO Performance Award as of May 20, 2024, using a Monte Carlo simulation model, was $43.9 million. The derived service periods for Executive Performance Awards, which began on the respective grant dates, were: (i) for the CEO Performance Award, 5.2 years; and (ii) for the CCO Performance Award, 4.7 years.
The total unrecognized compensation cost related to the outstanding and unvested Executive Performance Awards was $164.4 million as of September 30, 2024 and is expected to be recognized over 4.3 years. As of September 30, 2024, the carrying amount of the CEO Performance Award was classified as equity in the condensed consolidated balance sheet under Additional paid-in capital; however, since we have not obtained authorization from the Company’s stockholders for the issuance of any shares of Common Stock to satisfy settlement of the CCO Performance Award, the carrying amount of such award has been classified as mezzanine equity in the condensed consolidated balance sheet under Contingent performance awards.
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
Estimating fair values of the Executive Performance Awards requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external factors. In addition, option-pricing models are highly volatile and sensitive to changes.

The following table summarizes the significant assumptions used to estimate the fair value on the date of grant for the outstanding and unvested Executive Performance Awards:

	2024(1)	2023(2)
Expected term (in years)	4.7	5.2
Volatility	70%	60%
Risk-free rate	4.4%	4.3%
Expected dividend rate	0%	0%
(1) Assumptions used in the Monte Carlo simulation related to the CCO Performance Award, which was granted on May 20, 2024.
(2) Assumptions used in the Monte Carlo simulation related to the CEO Performance Award, which was granted on November 30, 2023.
Equity-Based Compensation Expense
Compensation expense for WUP profits interests recognized in the condensed consolidated statements of operations was nil for each of the three months ended September 30, 2024 and 2023, and nil and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Compensation expense for WUP stock options under the WUP Option Plan and Wheels Up stock options under the Amended and Restated 2021 LTIP recognized in the condensed consolidated statements of operations was nil and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and nil and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Compensation expense for RSUs and PSUs recognized in the condensed consolidated statements of operations was $1.7 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively, and $8.0 million and $15.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Compensation expense for the Executive Performance Awards recognized in the condensed consolidated statements of operations was $6.3 million and nil for the three months ended September 30, 2024 and 2023, respectively, and $25.4 million and nil for the nine months ended September 30, 2024 and 2023, respectively.
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$535	$826	$2,097	$3,097
Technology and development	245	620	881	1,777
Sales and marketing	161	440	428	1,781
General and administrative	6,944	1,622	29,958	14,995
Total equity-based compensation expense	$7,885	$3,508	$33,364	$21,650
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

Earnout Shares are attributable to vested WUP profits interests and restricted interests as of the date each of the Earnout Share market conditions are met. No Earnout Shares have been issued as of September 30, 2024.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Business Combination Closing Date and had a weighted-average period of 1.7 years.
Based on the Common Stock trading price, the market conditions were not met, and no Earnout Shares vested or were issuable as of September 30, 2024. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was nil for each of the three months ended September 30, 2024 and 2023, and nil and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.
Treasury Stock
As of September 30, 2024, we had 439,451 shares of treasury stock. The increase in treasury stock during the nine months ended September 30, 2024 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of RSUs. During the nine months ended September 30, 2024, we did not cancel or reissue any shares of Common Stock held as treasury stock.

11.WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”). On the Business Combination Closing Date, Wheels Up assumed the Warrants, none of which had been exercised as of September 30, 2024. Each whole Warrant entitles the holder to purchase 1/10th share of Common Stock at a price of $115.00 per whole share of Common Stock. The Warrants expire on July 13, 2026 or earlier upon redemption or liquidation.

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
The calculation of Non-controlling interests was as follows:

	September 30, 2024		December 31, 2023
Number of WUP common units held by Wheels Up(1)	697,811,664	100.0%	696,856,131	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	697,811,664	100.0%	696,856,131	100.0%
(1) WUP common units represent an equivalent ownership of Common Stock outstanding.
(2) Based on the closing price of Common Stock on the last trading day of the period covered by this Quarterly Report, there would have been no WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of September 30, 2024.
Weighted-average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was nil for each of the three and nine months ended September 30, 2024 and 2023.

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
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York, which was re-filed against FE in the Supreme Court of the State of New York in New York County on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement that were recorded in Other non-current assets on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, as well as attorneys’ fees and costs. On October 31, 2024, FE filed its defenses to the Company’s claims and simultaneously presented certain counterclaims for unpaid amounts it claims it is owed under the GRP Agreement. We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE and defend against any related counterclaims, but there can be no assurance as to the outcome of the dispute with FE. Our success in recovering the amounts from FE will depend upon several factors including the availability of funds by FE for the recoverable amounts. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to our activity. As of September 30, 2024 and December 31, 2023, we estimated the potential exposure to such tax liability was $10.3 million and $10.5 million, respectively, the expense for which was included in Accrued expenses on the condensed consolidated balance sheets and in cost of revenue in the condensed consolidated statements of operations as of and for the applicable periods presented.

14.RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred expenses of $0.1 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.5 million for the three and nine months ended September 30, 2023, respectively, from transactions related to the Original CCA with Delta, which was subsequently replaced by the Amended CCA. As of September 30, 2024 and December 31, 2023, $1.9 million and $0.4 million, respectively, were included in Accrued expenses on the condensed consolidated balance sheets and $1.0 million and $3.6 million, respectively, were included in Other non-current liabilities on the condensed consolidated balance sheets, in each case related to transactions associated with the Original CCA and Amended CCA with Delta.

15.RESTRUCTURING AND RELATED CHARGES
On March 1, 2023, we announced a restructuring plan (the “Restructuring Plan”) as part of our previously announced focus on implementing cost reductions and improving the efficiency of our operations, which consisted of a reduction in headcount (excluding pilots, maintenance and operations-support personnel).
We incurred $17.7 million of charges associated with the Restructuring Plan during the fourth quarter of 2022 and first quarter of 2023, which primarily consisted of cash and non-cash expenses related to severance payments, employee benefits and equity-based compensation. During the nine months ended September 30, 2023, we recognized approximately $10.5 million of expenses related to the Restructuring Plan, which were incurred and recorded on the condensed consolidated statement of operations, as follows (in thousands):

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
We recorded income tax expense of $0.4 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, and income tax expense of $0.6 million and $0.8 million for the three and nine months ended September 30, 2023, respectively. The effective tax rate was (0.7)% and (0.3)% for the three and nine months ended September 30, 2024, respectively, and (0.4)% and (0.2)% for the three and nine months ended September 30, 2023, respectively. Our effective tax rate for the three and nine months ended September 30, 2024 differs from the federal statutory rate of 21%, primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized and geographical mix of our earnings.
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
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of September 30, 2024, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of our U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
In general, under Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits to offset future taxable income or taxes. As a result of the Initial Issuance, the Company experienced an ownership change during the third quarter of 2023 that will limit the availability of our tax attributes to offset future income. A formal Section 382 analysis is being performed to determine the extent of the limitations. Our net operating losses and tax attributes are currently subject to a full valuation allowance. Accordingly, we do not believe it will have a material impact on our consolidated financial statements.
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

17.NET LOSS PER SHARE
The following table sets forth the computation of Basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(57,731)	$(144,813)	$(252,097)	$(406,272)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	697,721,699	41,261,003	697,575,821	30,737,324
Basic and diluted net loss per share of Common Stock	$(0.08)	$(3.51)	$(0.36)	$(13.22)
There were no dividends declared or paid during each of the three and nine months ended September 30, 2024 and 2023.
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
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	September 30,
	2024	2023
Warrants(1)	1,252,149	1,252,149
Earnout Shares	900,000	900,000
RSUs and PSUs	6,107,269	3,109,823
Stock options	949,637	1,268,584
Total anti-dilutive securities	9,209,055	6,530,556
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
Wheels Up has one of the largest and most diverse mixes of available aircraft in the industry. As of September 30, 2024, we had 156 aircraft in our owned and leased fleet that includes Light, Midsize, Super-Midsize and Large-Cabin jets and Turboprops. We utilize our controlled aircraft fleet to support both Wheels Up Membership and Wheels Up Charter flights depending on the member’s or customer’s specific mission. We also have access to a large and diverse fleet and a global network of safety-vetted charter operators, which must continually satisfy our safety standards for aircraft, crew and operations. Together, our controlled aircraft fleet and global network of third-party operators position us to provide our members and customers with the right aircraft for the right mission, and create the opportunity for our members and customers to select a mode of travel that works for their specific needs.
Our Product Portfolio
Over time, our member programs and charter offerings have evolved to meet the varying needs of private fliers across the global markets we serve. In June 2024, we announced enhancements to our member programs and charter offerings that are intended to streamline our product portfolio. We believe that our newly aligned product portfolio – Wheels Up Membership and Wheels Up Charter – will simplify the private aviation experience for our members and customers, provide attractive benefits for the full spectrum of private fliers, and grant private fliers the freedom to tailor each trip to their specific needs. We anticipate that we will further evolve our service offerings as we implement our fleet modernization strategy and introduce new aircraft types into our controlled fleet.

Join Up: Wheels Up Membership
Private fliers with predictable annual spend can utilize Wheels Up Membership, where a small annual fee and purchase of Prepaid Blocks unlock increased flexibility and expanded global access, and for certain fliers, guaranteed availability and recovery within the continental U.S., United Kingdom (“U.K.”) and Europe, subject to certain terms and conditions. We believe that Wheels Up Membership provides the varying benefits and services that suit a range of existing and potential individual and business private fliers. Wheels Up Membership is comprised of two primary membership categories — Individual and UP for Business:
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

Recent Developments
Our Fleet Modernization Strategy
On October 22, 2024, we announced our current fleet modernization strategy, which we expect will result in the transition from the operation of four current private jet models - Cessna Citation CJ3, X, and Excel/XLS and Hawker 400XP aircraft - to two different private jet models - the Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft, while continuing to operate our King Air 350i aircraft within our Primary Service Area. We intend to achieve this fleet transition through a mix of opportunistic aircraft acquisitions and strategic leasing activity. Upon closing the GrandView Transaction (as defined below), we expect to immediately introduce the acquired Embraer Phenom 300 series fleet into our programmatic membership offerings, as well as offering it to our charter customers. We expect to begin operating Bombardier Challenger 300 series in our fleet by early 2025, with availability on both an as-requested charter basis and on specified routes for our members and customers, and full introduction into our Wheels Up Membership offering across our guaranteed service areas by the end of 2025. We anticipate that the Revolving Equipment Notes Facility (as defined below) will provide us with the flexibility to opportunistically add additional Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft to our fleet during the period of transition.
We believe that our recently announced fleet modernization strategy will enhance the experience that we deliver to our members and customers, alongside an expected decrease in the average age of our owned and leased aircraft fleet, increase in maintenance availability and reliability, and improvements in fuel efficiency. In addition, we expect to utilize our existing pilot base and seamlessly adapt our maintenance processes to operate the Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft that we expect to acquire by re-training certain of our pilots in the applicable fleet types and scaling our maintenance operations throughout the fleet transition.
Our current fleet modernization strategy is the result of our continuous review of our aircraft fleet in relation to our anticipated future needs, taking into account the age and composition of our fleet, maintenance costs and availability, anticipated aircraft utilization, and the efficiency of and demand for new aircraft types. To achieve our fleet transition, we expect to engage in strategic acquisitions and dispositions of aircraft, as well as enter into leasing arrangements in order to replenish our fleet while maintaining high levels of member and customer service. For example, in October 2024 we agreed to sell all 13 of our owned Cessna Citation X aircraft to an unrelated third party buyer, and expect to enter into leases for a portion of the sold aircraft and amend existing Cessna Citation X leases with the same buyer, which we anticipate will support our transition to Bombardier Challenger 300 series aircraft in the coming years. We believe that our current fleet modernization strategy, latest member program changes and the growth of our charter offerings position us well to strategically utilize our owned and leased aircraft fleet alongside an “asset-light” charter model to deliver a greater range of global travel alternatives.
Agreement to Acquire 17 Embraer Phenom and Phenom 300E Aircraft, and Related Assets
On October 22, 2024, Wheels Up Partners LLC (“WUP LLC”), an indirect subsidiary of the Company, entered into an Asset Purchase Agreement with Grandview Aviation LLC (“Seller”) and Global Medical Response, Inc., the parent entity of Seller (together with Seller, the “Seller Parties” and such agreement, the “Asset Purchase Agreement”), pursuant to which the Company has agreed to acquire from Seller 17 Embraer Phenom 300 and Phenom 300E aircraft, certain related maintenance assets to support the fleet, and Seller’s existing customer program (collectively, the “Acquired Assets” and such transaction, the “GrandView Transaction”). Subject to the terms and conditions of the Asset Purchase Agreement, the purchase price for the Acquired Assets is $105 million, subject to the adjustments described in the Asset Purchase Agreement. The Company anticipates that the transactions contemplated by the Asset Purchase Agreement will close in the month of November 2024, subject to customary closing conditions, including the completion of aircraft inspections.
The Asset Purchase Agreement contains representations, warranties and covenants by WUP LLC and the Seller Parties that are customary for transactions of this type, which were made solely for the benefit of the parties thereto. Concurrently with the closing under the Asset Purchase Agreement, WUP LLC and Seller expect to enter into: (i) a transition services agreement (the “TSA”), pursuant to which Seller will provide WUP LLC certain specified flight-related services on a temporary basis; and (ii) a master aircraft operating agreement (the “Operating Agreement”), pursuant to which Seller will conduct certain on-demand flight operations using the Acquired Assets after the closing date while such aircraft are transitioned from a U.S. Federal Aviation Administration (“FAA”) operating certificate held by Seller to the FAA operating certificate held by Wheels Up Private Jets LLC (“WUPJ”), an indirect subsidiary of the Company (the “Phenom Fleet Transition”). It is anticipated that the TSA and Operating Agreement will terminate upon completion of the Phenom Fleet Transition. The Company is currently a party to an agreement with Seller pursuant to which Seller has provided the Company’s members and customers with certain dedicated Embraer Phenom 300 and Phenom 300E aircraft since November 2021, which is also expected to terminate at the closing under the Asset Purchase Agreement.
Committed Financing from Bank of America
On October 22, 2024, WUP LLC entered into a commitment letter (the “Commitment Letter”) pursuant to which Bank of America, N.A. (“Bank of America”) committed to provide up to $332 million under a senior secured revolving credit facility (the “Revolving Equipment Notes Facility”). Delta is expected to provide credit support for the Revolving Equipment Notes Facility, which will effectively guarantee WUP LLC’s payment obligations thereunder upon the occurrence and continuation of specified events of default. The anticipated maturity date for the Revolving Equipment Notes Facility is five years following the initial closing date. The Company expects that the initial closing for the Revolving Equipment Notes Facility will occur concurrently with the closing under the Asset Purchase Agreement in the month of November 2024.
The Revolving Equipment Notes Facility is expected to utilize an enhanced equipment trust certificate (EETC) loan structure that is similar to the existing fixed rate equipment notes that were issued by WUP LLC on October 14, 2022 (collectively, the “Equipment Notes”). The Revolving Equipment Notes Facility is expected to be secured by first-priority liens on WUP LLC’s owned aircraft fleet (the “Owned Aircraft”). A term sheet describing, among other things, the material terms that are expected to be included in the definitive documentation for the Revolving Equipment Notes Facility is attached as Annex A to the Commitment Letter. It is anticipated that any principal amounts under the Revolving Equipment Notes Facility paid down between the initial closing date and the third anniversary of the initial closing date (the “Availability Period”), either through regular principal amortization payments or from the early redemption of principal amounts related to any aircraft secured by the Revolving Equipment Notes Facility (without prepayment premiums), will again become available to be reborrowed for the purchase of additional aircraft to be secured by such facility during the Availability Period.
The Company anticipates that the net proceeds from the initial closing of the Revolving Equipment Notes Facility will be used: (i) to fund the purchase price for the Acquired Assets; (ii) to redeem in-full all outstanding Equipment Notes, which are currently secured by the Equipment Note Collateral (as defined below); and (iii) for general corporate purposes, including the potential acquisition of additional Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft, to the extent there are any remaining net proceeds. As of the date of this Quarterly Report, approximately $148.9 million aggregate principal amount of Equipment Notes were outstanding, and the redemption amount for such Equipment Notes upon the initial closing of the Revolving Equipment Notes Facility, if at all, will include accrued interest thereon and applicable prepayment premiums. In addition, $20.0 million held as a deposit for the benefit of the Equipment Note lenders is expected to be netted against the redemption amount for the Equipment Notes. Assuming the expected uses of net proceeds described above, the netting of the deposit with respect to the Equipment Notes and the consummation of sales of certain Owned Aircraft that are currently under contract prior to the initial closing of the Revolving Equipment Notes Facility, the Company currently expects that upon the initial closing of the Revolving Equipment Notes Facility, approximately $75 to $115 million of net proceeds (before transaction related expenses) will become available for general corporate purposes.
Under the Commitment Letter, Bank of America will act as sole lead arranger for the Revolving Equipment Notes Facility. The commitment to provide the Revolving Equipment Notes Facility is subject to certain conditions, including the negotiation of definitive documentation and other customary conditions to the commitment. In addition, the Company anticipates that certain conforming amendments to the Credit Agreement (as defined below) will be made to permit the Revolving Equipment Notes Facility. The Company expects to pay certain customary fees and expenses in connection with obtaining and maintaining the Revolving Equipment Notes Facility.

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
Enhanced Delta Benefits
On June 15, 2024, Wheels Up Partners Holdings LLC (“WUP”) and WUP LLC, each a subsidiary of Wheels Up, entered into the Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024 (the “Amended CCA”), with Delta. The Amended CCA replaced the Commercial Cooperation Agreement, dated as of January 17, 2020, which was originally entered into in connection with the closing of Wheels Up’s acquisition of WUPJ from Delta in January 2020 and subsequently amended.
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
New PBI Maintenance Facility
We continue to implement changes to our aircraft fleet management and maintenance operations that are intended to improve the efficiency of our operations and the availability of our aircraft, as well as reduce our operating costs. In April 2024, we announced that we expect to open a new flagship maintenance facility at Palm Beach International Airport (the “PBI Maintenance Facility”) by the end of the first quarter of 2025. In preparation for the opening of the PBI Maintenance Facility, we are reallocating resources from existing underutilized facilities as a result of, among other actions: the closure of existing maintenance operations in Cincinnati, Ohio and Broomfield, Colorado; the relocation of mobile service units in Sacramento, California, Las Vegas, Nevada, and Salt Lake City, Utah, and certain service units in Burbank, California, to the Eastern U.S.; and the forthcoming relocation of resources currently stationed at the Company’s Fort Lauderdale facility to the PBI Maintenance Facility. We believe these actions will better align our maintenance resources to the Primary Service Area and flight demand density.
Certificate Consolidation
We continue to progress with the consolidation of our FAA operating certificates, which is intended to simplify our flight operations by harmonizing our procedures across the entire company. In February 2023, we consolidated our Cessna Citation CJ3 aircraft to one FAA operating certificate. In September 2023, we sold our non-core aircraft management business, which included the disposition of the two related FAA operating certificates. In November 2023, the FAA approved the movement of our Cessna Citation Excel/XLS fleet to WUPJ, which already included our Hawker 400XP fleet, and we completed the fleet transition in March 2024. Additionally, in March 2024, the FAA issued operational authority that allowed us to begin transitioning our King Air 350i, Cessna Citation CJ3 and Cessna Citation X aircraft fleets to a single FAA operating certificate held by WUPJ. In June 2024, we completed the transition of our King Air 350i fleet to WUPJ. In July 2024, we satisfied FAA gatekeeping milestones allowing for the transition of our owned and leased Cessna Citation X fleet to WUPJ and have transitioned substantially all of our Cessna Citation X aircraft as of the date of this Quarterly Report. In October 2024, the FAA approved our revised certificated consolidation plans addressing the streamlined addition of the Embraer Phenom 300 and Phenom 300E, and Bombardier Challenger 300 and Challenger 350 aircraft types to the WUPJ FAA operating certificate. We expect our FAA certificate consolidation and related operational efficiency efforts, including the addition of such new aircraft types, will continue to contribute meaningfully to our service delivery and financial results in future periods.
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
Key Investor Lock-Up Extension
On September 22, 2024, the Company entered into Amendment No. 2 to Investment and Investor Rights Agreement (the “Investor Rights Agreement Amendment”), with each of Delta, CK Wheels LLC (“CK Wheels”), Cox Investment Holdings, LLC (“CIH” and, collectively with Delta and CK Wheels, the “Lead Investors”), Whitebox Multi-Strategy Partners, LP (“Whitebox MSP”), Whitebox Relative Value Partners, LP (“Whitebox RVP”), Pandora Select Partners, LP (“Pandora”), Whitebox GT Fund, LP (“Whitebox GT” and, collectively with Whitebox MSP, Whitebox RVP and Pandora, the “Whitebox Entities”) and Kore Air LLC (“Kore” and, collectively with the Whitebox Entities, the “Additional Investors” and, collectively with the Lead Investors, the “Investors”), to amend and extend, among others, certain transfer restrictions set forth in the Investment and Investor Rights Agreement, dated September 20, 2023, by and among, the Company and the Investors (as amended by Amendment No. 1 thereto, dated as of November 15, 2023, the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement Amendment, the Lead Investors agreed to extend the lock-up restriction with respect to all of their shares of the Company’s Class A common stock, $0.0001 par value per share (“Common Stock”), issued pursuant to the Investor Rights Agreement (“Shares”) for an additional year, until September 20, 2025, and the Additional Investors agreed to extend the lock-up restriction with respect to 72.5% of their Shares for an additional year, until September 20, 2025, in each case subject to limited exceptions for transfers to Permitted Transferees (as defined in the Investor Rights Agreement). Any transfers or sales of Shares held by the Additional Investors that are not subject to the extended lock-up restriction may not be at a price less than the minimum price per share specified in the Investor Rights Agreement Amendment. Pursuant to the Investor Rights Agreement Amendment, approximately 97.2% of the Shares will remain subject to a lock-up restriction until September 20, 2025.

In addition, on September 22, 2024, the holders that collectively beneficially own in excess of 66.67% of the Registrable Securities (as defined in the Registration Rights Agreement, dated as of September 20, 2023, by and among the Company and the equity holders set forth on Schedule 1 thereto) extended the deadline by which the Company must file an initial shelf registration statement to register the Shares under the Securities Act of 1933, as amended, to September 20, 2025.

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

The following table reconciles Adjusted EBITDA to Net loss, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(57,731)	$(144,813)	$(252,097)	$(406,272)
Add back (deduct)
Interest expense	16,041	11,258	47,263	27,035
Interest income	(907)	(404)	(1,248)	(6,090)
Income tax expense	405	579	732	751
Other expense, net	149	(613)	499	(716)
Depreciation and amortization	12,484	15,459	43,472	45,027
Change in fair value of warrant liability	(107)	61	(9)	(685)
Gain (loss) on divestiture	—	2,991	(3,403)	2,991
Gain (loss) on disposal of assets, net	(70)	—	1,757	1,538
Equity-based compensation expense	7,885	3,508	33,364	21,650
Acquisition and integration expense(1)	—	—	—	2,108
Restructuring charges(2)	970	22,213	7,485	40,905
Atlanta Member Operations Center set-up expense(3)	—	10,765	3,481	26,895
Certificate consolidation expense(4)	1,143	3,279	5,955	10,799
Impairment of goodwill(5)	—	56,200	—	126,200
Other(6)	(244)	988	6,183	117
Adjusted EBITDA	$(19,982)	$(18,529)	$(106,566)	$(107,747)
__________________
(1)Consists of expenses incurred associated with acquisitions, as well as integration-related charges incurred within one year of the acquisition date primarily related to system conversions, re-branding costs and fees paid to external advisors.
(2)For the three and nine months ended September 30, 2024, primarily includes charges for contract termination fees and employee separation programs as part of our ongoing cost reduction and strategic business initiatives. For the three and nine months ended September 30, 2023, includes restructuring charges related to the restructuring plan that we announced on March 1, 2023 (the “Restructuring Plan”) and related strategic business initiatives implemented in the first quarter of 2023, as well as expenses incurred during the second quarter of 2023 to support significant changes to our member programs and certain aspects of our operations, primarily consisting of consultancy fees associated with designing and implementing changes to our member programs, and severance and recruiting expenses associated with executive transitions.
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
(5)Represents a non-cash impairment charge related to goodwill recognized in the second and third quarters of 2023.
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
The following table reconciles Adjusted Contribution to Gross profit (loss), which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$193,903	$320,063	$587,289	$1,006,937
Less: Cost of revenue	(166,859)	(299,887)	(556,809)	(981,581)
Less: Depreciation and amortization	(12,484)	(15,459)	(43,472)	(45,027)
Gross profit (loss)	14,560	4,717	(12,992)	(19,671)
Gross margin	7.5%	1.5%	(2.2)%	(2.0)%
Add back:
Depreciation and amortization	12,484	15,459	43,472	45,027
Equity-based compensation expense in Cost of revenue	535	826	2,097	3,097
Restructuring charges in Cost of revenue(1)	172	320	3,875	1,075
Atlanta Member Operations Center set-up expense in Cost of revenue(2)	—	10,642	1,860	22,440
Certificate consolidation expense in Cost of revenue(3)	1,032	3,279	4,503	7,720
Other in Cost of revenue(4)	(25)	—	3,256	—
Adjusted Contribution	$28,758	$35,243	$46,071	$59,688
Adjusted Contribution Margin	14.8%	11.0%	7.8%	5.9%
__________________
(1)For the three and nine months ended September 30, 2024, primarily includes charges for employee separation programs as part of our ongoing cost reduction and strategic business initiatives. For the three and nine months ended September 30, 2023, includes restructuring charges related to the Restructuring Plan and related strategic business initiatives implemented during 2023.
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
The following table summarizes our key operating metrics:

	As of September 30,
	2024	2023	% Change
Active Members	6,699	10,775	(38)%

	Three Months Ended September 30,
	2024	2023	% Change
Active Users	8,215	12,549	(35)%

On-Time Performance (D-60)	82%	86%	n/m

Completion Rate	98%	98%	n/m

Live Flight Legs	12,776	16,581	(23)%

Private Jet Gross Bookings(1)	$204,289	$255,415	(20)%

Total Gross Bookings(1)	$255,102	$303,407	(16)%

Private Jet Gross Bookings per Live Flight Leg	$15,990	$15,404	4%

	Nine Months Ended September 30,
	2024	2023	% Change
Live Flight Legs	37,385	50,107	(25)%

Private Jet Gross Bookings(1)	$597,738	$780,238	(23)%

Total Gross Bookings(1)	$729,965	$914,517	(20)%

Private Jet Gross Bookings per Live Flight Leg	$15,989	$15,571	3%
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
Private Jet Gross Bookings & Total Gross Bookings
We define Private Jet Gross Bookings as the total gross spend by our members and customers on all private jet flight services under our member programs and charter offerings (excluding all group charter flights, which are charter flights with 15 or more passengers (“Group Charter Flights”), and cargo flight services (“Cargo Services”)). We believe Private Jet Gross Bookings provides useful information about the aggregate amount our members and customers spend with Wheels Up versus our competitors.
We define Total Gross Bookings as the total gross spend by our members and customers on all private jet flight services under our member programs and charter offerings, Group Charter Flights and Cargo Services. We believe Total Gross Bookings provides useful information about the scale of the overall global aviation solutions that we provide our members and customers.
For each of Private Jet Gross Bookings and Total Gross Bookings, the total gross spend by our members and customers is the amount invoiced to the member or customer, and includes the cost of the flight and related services, such as catering, ground transportation, certain taxes, fees and surcharges. We use Private Jet Gross Bookings and Total Gross Bookings to provide useful information for historical period-to-period comparisons of our business and to identify trends, including relative to our competitors. Our calculation of Private Jet Gross Bookings and Total Gross Bookings may not be comparable to similarly titled measures reported by other companies.
In our Annual Report and Quarterly Reports on Form 10-Q for each of the three months ended March 31, 2024 and June 30, 2024, as well as certain other earnings materials furnished in connection therewith, “Total Private Jet Flight Transaction Value” and “Total Flight Transaction Value” were presented as non-GAAP financial measures, and “Total Private Jet Flight Transaction Value per Live Flight Leg” was presented as a key operating metric. To improve the clarity of our reports filed with the U.S. Securities and Exchange Commission and to use comparable terminology to other registrants, beginning with this Quarterly Report, we relabeled “Total Private Jet Flight Transaction Value,” “Total Flight Transaction Value” and “Total Private Jet Flight Transaction Value per Live Flight Leg” as Private Jet Gross Bookings, Total Gross Bookings and Private Jet Gross Bookings per Live Flight Leg, respectively. In addition, we now present Private Jet Gross Bookings and Total Gross Bookings as key

operating metrics given their usage. We will no longer present Private Jet Charter FTV or Other Charter FTV, which were included in such past filings.
Private Jet Gross Bookings per Live Flight Leg
We use Private Jet Gross Bookings per Live Flight Leg to measure the average gross spend by our members and customers on all private jet flight services under our member programs and charter offerings (excluding Group Charter Flights and Cargo Services) for each Live Flight Leg.

Components of Results of Our Operations
The key components of our results of operations include:
Revenue
Revenue is derived from flight, membership and other services.
Flight revenue consists of retail and wholesale flights and certain related fees and surcharges. Members can either pay as they fly or prepay for flights, including through the use of Prepaid Blocks.
Membership revenue is comprised of a one-time initiation fee paid at the commencement of a membership and recurring annual dues. Historically, a portion of the initiation fee is applied to annual dues; however, we discontinued initiation fees starting in July 2024. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the member relationship period, which is estimated to be three years. Members are charged recurring annual dues to maintain their membership. Revenue related to the annual dues is deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles® Program as part of their membership, then a portion of the membership fee is allocated at contract inception.
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
Gain (loss) on divestiture
Gain (loss) on divestiture primarily consists of the net working capital adjustment received in the first quarter of 2024 associated with the divestiture of the of our aircraft management business on September 30, 2023.
Gain (loss) on disposal of assets, net
Gain (loss) on disposal of assets, net, consists of any gains or losses on disposal of other assets during the period.
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
Interest Income
Interest income primarily consists of interest earned on cash equivalents in money market funds.

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

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
The following table sets forth our results of operations for each of the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Change in
	2024	2023	$	%
Revenue	$193,903	$320,063	$(126,160)	(39)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	166,859	299,887	(133,028)	(44)%
Technology and development	9,594	19,962	(10,368)	(52)%
Sales and marketing	20,029	22,548	(2,519)	(11)%
General and administrative	27,058	42,853	(15,795)	(37)%
Depreciation and amortization	12,484	15,459	(2,975)	(19)%
(Gain) loss on sale of aircraft held for sale	(190)	(7,841)	7,651	n/m
Impairment of goodwill	—	56,200	(56,200)	n/m
Total costs and expenses	235,834	449,068	(213,234)	(47)%

Loss from operations	(41,931)	(129,005)	87,074	67%

Other income (expense)
Gain (loss) on divestiture	—	(2,991)	2,991	n/m
Gain (loss) on disposal of assets, net	70	—	70	n/m
Loss on extinguishment of debt	(289)	(1,936)	1,647	n/m
Change in fair value of warrant liability	107	(61)	168	n/m
Interest income	907	404	503	125%
Interest expense	(16,041)	(11,258)	(4,783)	(42)%
Other income (expense), net	(149)	613	(762)	n/m
Total other income (expense)	(15,395)	(15,229)	(166)	1%

Loss before income taxes	(57,326)	(144,234)	86,908	60%

Income tax benefit (expense)	(405)	(579)	174	n/m

Net loss	(57,731)	(144,813)	87,082	60%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(57,731)	$(144,813)	$87,082	60%
__________________
n/m        Not meaningful

Revenue
Revenue decreased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, as follows (in thousands).

	Three Months Ended September 30,		Change in
	2024	2023	$	%
Membership	13,231	20,622	(7,391)	(36)%
Flight	155,355	214,645	$(59,290)	(28)%
Aircraft management	1,410	53,235	(51,825)	(97)%
Other	23,907	31,561	(7,654)	(24)%
Total	$193,903	$320,063	$(126,160)	(39)%
The decrease in Membership revenue was primarily driven by a 38% decrease in Active Members year-over-year. The decrease in Active Members was primarily as a result of the regionalization of our member programs and focus on profitable flying, as well as streamlining our membership offering.
The decrease in Flight revenue was primarily driven by a 23% reduction in Live Flight Legs year-over-year, which resulted in a $49.3 million reduction to Flight revenue, as well as a 6% decrease in Flight Revenue per Live Flight Leg, which resulted in a $10.0 million reduction to Flight revenue primarily due to our focus on more profitable flying.
The decrease in Aircraft management revenue is attributable to our divestiture of our aircraft management business on September 30, 2023. We do not expect to realize any significant revenue associated with aircraft management activities in future periods.
The decrease in Other revenue was primarily attributable to the absence of $5.9 million in software licensing revenue recognized in the third quarter of fiscal year 2023.
Cost of Revenue
Cost of revenue decreased by $133.0 million, or 44%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in cost of revenue was primarily driven by decrease in revenue. The decrease was also driven by a $10.6 million decrease in expenses associated with setting up our Atlanta Member Operations Center during fiscal year 2023, as well as a $2.2 million decrease in expenses associated with our FAA certificate consolidation.
Adjusted Contribution Margin increased 380 basis points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to the realization of cost savings as a result of the Restructuring Plan and other restructuring actions taken during fiscal years 2023 and 2024, as well as discrete cost optimization and operational efficiency measures. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of Gross margin and Adjusted Contribution Margin to Revenue.
Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $10.4 million, or 52%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to a $5.3 million reduction in employee compensation, bonus and allocable costs driven by headcount reduction actions taken during the third quarter of fiscal year 2023, as well as a $4.8 million decrease in enterprise software and other IT expenses, including the absence of a $2.7 million charge in the third quarter of fiscal year 2023 associated with a software implementation project that was abandoned during the period.

Sales and Marketing
Sales and marketing expenses decreased by $2.5 million, or 11%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to a $2.3 million reduction in employee compensation and allocable costs driven by headcount reduction actions taken during the third quarter of fiscal year 2023, a $0.6 million reduction in sales commissions, primarily driven by a decrease in memberships and lower Flight revenue, and a $0.5 million reduction in other marketing expenses driven by consulting and other marketing spend. The decreases were partially offset by a $0.9 million increase in advertising spend.
General and Administrative
General and administrative expenses decreased by $15.8 million, or 37%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by a $13.6 million reduction in third party consulting spend, including the absence of $10.8 million in charges associated with professional fees incurred for executing the Company’s operational and efficiency initiatives, as well as a $2.4 million reduction in legal expenses of which $1.2 million was attributable to a one-time legal settlement charge. The decrease was also driven by a $2.4 million reduction in employee compensation, bonus and allocable costs driven by headcount reduction actions taken during the third quarter of fiscal year 2023. The decreases were partially offset by a $5.4 million increase in equity-based compensation expense primarily attributable to the Executive Performance Awards (as defined in Note 10).
Depreciation and Amortization
Depreciation and amortization expenses decreased $3.0 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily as a result of aircraft sales as we execute our fleet modernization strategy.
Interest Income
Interest income was relatively consistent for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Interest Expense
Interest expense increased $4.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to paid-in-kind interest expense associated with the Term Loan (as defined below) entered into during the second half of 2023.
Other Expense, Net
Other expense, net was relatively consistent for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Results of Our Operations for the Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023
The following table sets forth our results of operations for each of the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Change in
	2024	2023	$	%
Revenue	$587,289	$1,006,937	$(419,648)	(42)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	556,809	981,581	(424,772)	(43)%
Technology and development	31,204	50,265	(19,061)	(38)%
Sales and marketing	62,946	71,500	(8,554)	(12)%
General and administrative	99,244	122,334	(23,090)	(19)%
Depreciation and amortization	43,472	45,027	(1,555)	(3)%
(Gain) loss on sale of aircraft held for sale	(2,680)	(11,328)	8,648	n/m
Impairment of goodwill	—	126,200	(126,200)	n/m
Total costs and expenses	790,995	1,385,579	(594,584)	(43)%

Loss from operations	(203,706)	(378,642)	174,936	(46)%

Other income (expense)
Gain (loss) on divestiture	3,403	(2,991)	6,394	n/m
Gain (loss) on disposal of assets, net	(1,757)	(1,538)	(219)	n/m
Loss on extinguishment of debt	(2,800)	(2,806)	6	n/m
Change in fair value of warrant liability	9	685	(676)	n/m
Interest income	1,248	6,090	(4,842)	(80)%
Interest expense	(47,263)	(27,035)	(20,228)	75%
Other income (expense), net	(499)	716	(1,215)	n/m
Total other income (expense)	(47,659)	(26,879)	(20,780)	77%

Loss before income taxes	(251,365)	(405,521)	154,156	38%

Income tax benefit (expense)	(732)	(751)	19	n/m

Net loss	(252,097)	(406,272)	154,175	38%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(252,097)	$(406,272)	$154,175	38%
__________________
n/m        Not meaningful

Revenue
Revenue decreased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, as follows (in thousands).

	Nine Months Ended September 30,		Change in
	2024	2023	$	%
Membership	$46,131	$63,780	$(17,649)	(28)%
Flight	469,968	681,691	(211,723)	(31)%
Aircraft management	7,560	165,431	(157,871)	(95)%
Other	63,630	96,035	(32,405)	(34)%
Total	$587,289	$1,006,937	$(419,648)	(42)%
The decrease in Membership revenue was driven by a 38% decrease in Active Members year-over-year, partially offset by the impact of lower incentive discounts on memberships in the current period. The decrease in Active Members was primarily as a result of the regionalization of our member programs and focus on profitable flying, as well as streamlining our membership offering.
The decrease in Flight revenue was primarily driven by a 25% decrease in Live Flight Legs year-over-year, which resulted in a $173.1 million reduction to revenue during the period, as well as a 8% reduction in Flight Revenue per Live Flight Leg, which resulted in a $38.6 million reduction to Flight revenue, primarily due to our focus on more profitable flying.
The decrease in Aircraft management revenue is attributable to our divestiture of our aircraft management business on September 30, 2023. We do not expect to realize any significant revenue associated with aircraft management activities in future periods.
The decrease in Other revenue was primarily attributable to a $17.1 million reduction in sales of aircraft inventory, as the Company has reduced its focus on whole aircraft sales, and the absence of $7.0 million in software licensing revenue recognized during fiscal year 2023.
Cost of Revenue
Cost of revenue decreased by $424.8 million, or 43%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in cost of revenue was primarily driven by the decreases in revenue noted above. The decrease was also driven by a $20.6 million decrease in expenses associated with setting up our Atlanta Member Operations Center and a $3.2 million decrease in expenses associated with our FAA certificate consolidation. The decreases were partially offset by charges for a $3.3 million reserve established for certain parts inventory deemed obsolete or in excess of forecasted demand for aircraft maintenance during the three months ended June 30, 2024, and a $2.8 million increase in restructuring charges associated with certain employee restructuring actions implemented in the second quarter of 2024.
Adjusted Contribution Margin increased 190 basis points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily attributable to the operational efficiency initiatives discussed above. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of Gross margin and Adjusted Contribution Margin to Revenue.
Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $19.1 million, or 38%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by a $14.1 million reduction in employee compensation, bonus and allocable costs driven by headcount reduction actions taken in fiscal year 2023, including the absence of $2.3 million of one-time charges associated with the Restructuring Plan recognized during the first quarter of 2023, as well as a $7.1 million decrease in IT-related charges, including the absence of a $2.7 million charge in the third quarter of fiscal year 2023 associated with a software implementation project that was abandoned during the period.
Sales and Marketing
Sales and marketing expenses decreased by $8.6 million, or 12%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by a $7.3 million reduction in employee compensation and allocable costs driven by headcount reduction actions taken in fiscal year 2023, including the absence of $2.1 million of one-time charges associated with the Restructuring Plan recognized during the first quarter of 2023, a $2.6 million decrease in sales commissions, primarily driven by the decrease in year-over-year membership and revenues from whole aircraft sales, and a $1.3 million reduction in equity-based compensation expense. The decreases were partially offset by a $1.1 million increase in consulting spend, primarily driven by a $1.6 million one-time charge associated with terminating a consultancy agreement in the first quarter of 2024, and a $0.5 million increase in advertising spend.
General and Administrative
General and administrative expenses decreased by $23.1 million, or 19%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by a $23.2 million reduction in consulting and legal expenses associated with integration-related activities and strategic planning, a $7.4 million reduction employee compensation and allocable costs primarily driven by headcount reduction actions taken in fiscal year 2023 and the absence of $5.4 million of one-time charges associated with the Restructuring Plan recognized during the first quarter of 2023. The decreases were partially offset by a $15.2 million increase in equity-based compensation expense primarily attributable to the Executive Performance Awards (as defined in Note 10).
Depreciation and Amortization
Depreciation and amortization expenses decreased $1.6 million, or 3%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of aircraft sales as we execute our fleet modernization strategy.
Interest Income
Interest income decreased by $4.8 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was attributable to holding lower levels of cash equivalents in money market funds during the period.
Interest Expense
Interest expense increased $20.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to paid-in-kind interest expense associated with the Term Loan (as defined below) entered into during the second half of 2023.
Other Expense, Net
Other expense, net was relatively consistent for nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources
Overview and Liquidity Outlook
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from debt financing transactions, and operating activities, primarily from the increase in deferred revenue associated with the sale of Prepaid Blocks. As of September 30, 2024, we had $115.9 million of cash and cash equivalents and $32.9 million of restricted cash, and our long-term debt obligations consisted primarily of approximately $165.2 million aggregate principal amount outstanding of Equipment Notes (as defined below) and $431.7 million aggregate principal amount outstanding, including capitalized paid-in-kind interest, associated with the Term Loan (as defined below). In addition, we had a working capital deficit of $617.1 million as of September 30, 2024 and net cash used in operating activities was $115.8 million for the nine months ended September 30, 2024. See Part I, Item 1A “Risk Factors—Risks Relating to Our Indebtedness and Contractual Obligations—Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition” in our Annual Report for more information about our contractual obligations.
Pursuant to the Credit Agreement (as defined below), Delta has provided commitments for the Revolving Credit Facility (as defined below) in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances and is subject to liquidity-driven repayment conditions. As of each of September 30, 2024 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility.
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
Long-Term Debt
2022-1 Equipment Notes
In October 2022, WUP LLC, entered into a Note Purchase Agreement, dated as of October 14, 2022 (“Note Purchase Agreement”), pursuant to which WUP LLC issued $270.0 million aggregate principal amount of the Equipment Notes using an EETC (enhanced equipment trust certificate) loan structure. The Equipment Notes bear interest at the rate of 12% per annum with annual amortization of the principal amount equal to 10% per annum and balloon payments due at each maturity date. Interest and principal payments on the Equipment Notes began on January 15, 2023 and are payable quarterly on each January 15, April 15, July 15 and October 15. The stated final expected distribution date of the Equipment Notes varies from July 15, 2025 to October 15, 2029 depending on the type of aircraft, subject to certain prepayment requirements under the Omnibus Amendment (as defined below) and WUP LLC’s ability to redeem Equipment Notes prior to maturity. As of September 30, 2024, the Equipment Notes were secured by first-priority liens on 105 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries (the “Equipment Note Collateral”).
The Equipment Notes were sold pursuant to the Note Purchase Agreement, and issued under separate Trust Indentures and Mortgages, dated as of October 14, 2022 (each, an “Indenture” and, collectively, the “Indentures”). In connection with the entering into the Credit Agreement (as defined below), the Company, WUP LLC, certain other subsidiaries of the Company that guaranteed and/or granted collateral to secure WUP LLC’s obligations under the Equipment Notes entered into the Omnibus Amendment No. 1, dated September 20, 2023 (the “Omnibus Amendment”), in order to amend certain of the agreements governing the Equipment Notes, including the Note Purchase Agreement, Indentures and related guarantees. The Note Purchase Agreement and the Indentures and related guarantees, as each was amended by the Omnibus Amendment, contain certain covenants, including, among others: a liquidity covenant that requires the Company and its subsidiaries to maintain minimum aggregate available cash and Cash Equivalents (as defined in the Note Purchase Agreement) of $75.0 million on any date, inclusive of $20.0 million held as a deposit for the benefit of the Equipment Note lenders and presented in Other non-current assets on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023; a covenant that limits the maximum loan to appraised value ratio of all aircraft financed, subject to certain cure rights of the Company; that if a prepayment under the Term Loan (as defined below) results in the weighted average life of the Term Loan being shorter than that of the Equipment Notes, a redemption of a portion of the Equipment Notes is required; that if an Equipment Note has a maturity date on or after the maturity of the Term Loan (as defined below), all obligations under such Equipment Note will be due 90 days prior to the maturity of the Term Loan; and restrictive covenants that provide limitations under certain circumstances on certain acquisitions, mergers or disposals of assets, making certain investments or entering into certain transactions with affiliates, prepaying, redeeming or repurchasing the Equipment Notes, subject to certain exceptions, and paying dividends and making certain other specified restricted payments. Each Indenture contains customary events of default for Equipment Notes of this type, including cross-default provisions among the Equipment Notes and the Term Loan and Revolving Credit Facility. WUP LLC’s obligations under the Equipment Notes are guaranteed by the Company and certain of its subsidiaries, and the Company also must cause additional subsidiaries and affiliates of WUP LLC to become guarantors under certain circumstances. The Equipment Notes issued with respect to each aircraft are cross-collateralized by the other aircraft for which Equipment Notes were issued under the Indentures.
During the nine months ended September 30, 2024, the Company redeemed in-full the Equipment Notes for 17 aircraft, which reduced the aggregate principal amount outstanding under the Equipment Notes by $32.8 million. As of September 30, 2024, approximately $165.2 million aggregate principal amount of Equipment Notes were outstanding and the carrying value of the 105 aircraft that were subject to first-priority liens under the Equipment Notes was $249.4 million.
Term Loan and Revolving Credit Facility
On September 20, 2023, the Company entered into a Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels and CIH (in such capacities as lenders, collectively with Delta and CK Wheels, the “Initial Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), which was subsequently amended by Amendment No. 1 to Credit Agreement, dated November 15, 2023 (together with the Original Credit Agreement, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, each of the Whitebox Entities and Kore (in such capacities as lenders, collectively with the Initial Lenders, the “Lenders”), and the Agent, pursuant to which (i) the Lenders provided a term loan facility in the aggregate original principal amount of $390.0 million (the “Term Loan”), the net proceeds of which were received in the third and fourth quarters of 2023, and (ii) Delta provided commitments for a revolving credit facility in the aggregate original principal amount of $100.0 million (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facility”).
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
The Credit Agreement contains certain covenants that place limitations on, among other things: prepaying, redeeming, repurchasing, or issuing and selling new equity interests of the Company and its subsidiaries; paying dividends and making certain distributions; making certain investments and consummating certain acquisitions, mergers or disposals of assets; and the replacement of existing indebtedness and incurrence of new indebtedness and encumbrances. The Credit Agreement also contains customary events of default, including a cross-default provision among the Equipment Notes and other Material Indebtedness (as defined in the Credit Agreement). The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding certain assets), and a junior lien on the Equipment Note Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of September 30, 2024, we were in compliance with the covenants under the Credit Agreement and related credit documents. As of September 30, 2024, approximately $431.7 million aggregate principal outstanding, including capitalized paid-in-kind interest, associated with the Term Loan.
In addition, Delta has provided commitments for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million under the Credit Agreement. The Company may request to make borrowings under the Revolving Credit Facility at any time until September 20, 2025 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the Revolving Credit Facility prior to maturity as follows: (i) at any time prior to September 20, 2025, to the extent the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $100.0 million; and (ii) on or after September 20, 2025 but prior to maturity, to the extent that the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $125.0 million and if Consolidated Cash Flow (as defined in the Credit Agreement) has been positive for any fiscal quarter since September 20, 2023. As of each of September 30, 2024 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility.

Cash Flows
The following table summarizes our cash flows for each of the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(115,814)	$(661,494)
Net cash provided by investing activities	$26,058	$36,619
Net cash provided by (used in) financing activities	$(52,961)	$283,171
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,274)	$(4,287)
Net decrease in cash, cash equivalents and restricted cash	$(143,991)	$(345,991)
Cash Flow from Operating Activities
The cash outflow from operating activities consisted of our net loss during the respective periods, net of non-cash items of $106.5 million and $187.9 million during the nine months ended September 30, 2024 and 2023, respectively, and the balance from a decrease in net operating assets and liabilities. During the nine months ended September 30, 2024, we sold $405.3 million of Prepaid Blocks compared to $274.9 million during the nine months ended September 30, 2023. The year-over-year increase in Prepaid Block purchases was attributable to a higher volume of purchases in the first half of 2024 as compared to the prior year. We have historically experienced greater purchases of Prepaid Blocks from our members during the third and fourth quarters of the calendar year. Prepaid Blocks are cash deposits that are accounted for as Deferred revenue until the time at which they are used by members or customers in accordance with the terms applicable to such Prepaid Block.
Cash Flow from Investing Activities
The cash inflow from investing activities was primarily attributable to $47.6 million in proceeds from the sale of aircraft that were classified as held for sale and $6.8 million in cash proceeds associated with the divestiture of the aircraft management business on September 30, 2023. The inflows were partially offset by cash outflows of $26.2 million for capital expenditures, including $11.5 million of capitalized software development costs.
Cash Flow from Financing Activities
The cash outflow from financing activities was primarily attributable to the repayments of long-term debt of $52.5 million.

Contractual Obligations and Commitments
As of September 30, 2024, our principal ongoing commitments consisted of contractual cash obligations to pay principal and interest payments under the Equipment Notes, principal and accrued interest under the Credit Agreement when due at maturity, operating leases for certain controlled aircraft, leased facilities, including our corporate headquarters at the Atlanta Member Operations Center, our corporate office in New York, New York, and other operational facilities, such as hangars and maintenance facilities, and ordinary course arrangements involving our obligation to provide services for which we have already received deferred revenue. For further information about our lease obligations, see Note 9, Leases of the Notes to Condensed Consolidated Financial Statements included herein.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York, which was re-filed against FE in the Supreme Court of the State of New York in New York County on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of the material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, as well as attorneys’ fees and costs. On October 31, 2024, FE filed its defenses to the Company’s claims and simultaneously presented certain counterclaims for unpaid amounts it claims it is owed under the GRP Agreement.
We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE and defend against any counterclaims, but there can be no assurance as to the outcome of the dispute with FE. Our success in recovering the amounts from FE will depend upon several factors including the ability of FE to satisfy recoverable amounts using available liquidity or other assets. In its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on May 1, 2024, FE disclosed that upon termination of the GRP Agreement, it applied a portion of the GRP Deposit against certain receivable balances that FE claims it was owed under the GRP Agreement. In its Quarterly Report on Form 10-Q for the three months ended June 30, 2024 filed with the SEC on August 14, 2024, FE disclosed that: (i) it “expects to incur operating losses in the near term as [FE] advances its fleet modernization and associated cost savings initiatives”; (ii) as of June 30, 2024, FE had cash and cash equivalents of approximately $9.3 million and available borrowing capacity of approximately $4.9 million under existing lines of credit, against a working capital deficit of approximately $73.5 million; (iii) FE’s net cash flows used by operating activities were approximately $42.1 million during the six months ended June 30, 2024; and (iv) FE believes its cash and cash equivalents on hand, operating cash flows, and proceeds from possible financings and the fractional program will be sufficient to fund operations, including capital expenditure requirements, for at least 12 months after August 14, 2024, but it might need additional capital to fund growth plans or as circumstances change, which it claims it could obtain through equity issuances, refinancing existing debt or new borrowings, and if it is not able to refinance existing indebtedness, FE’s liquidity and business would be materially adversely impacted. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time. See Part I, Item 1A — “Risk Factors—Some of our business is dependent on our third-party operators to provide flights for our members and customers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, operations, liquidity, financial condition, and results of operations could be adversely affected” in our Annual Report for further information.

ITEM 1A. RISK FACTORS
There have been no material changes to the significant risk factors and uncertainties known to the Company and disclosed in Part I, Item 1A — “Risk Factors” included in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2024
The table below sets forth information regarding purchases of our Common Stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
July 1, 2024 through July 31, 2024	—	$—
August, 1, 2024 through August 31, 2024	—	—
September 1, 2024 through September 30, 2024	46,233	1.75
Total	46,233	$1.75
_________________
(1)Reflects shares withheld for payment of tax liability arising as a result of the vesting of restricted stock units for certain officers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)    None.
(b)    None.
(c)    During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K, except as follows:
On August 12, 2024, Lee Moak, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 63,166 shares of Common Stock, subject to certain conditions. The expiration date of such arrangement is December 31, 2025.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

3.2
Amended and Restated By-Laws of Wheels Up Experience Inc., effective as of November 15, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

10.1†+^
Separation and Release Agreement, dated August 20, 2024, by and between Laura Heltebran and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2024)

10.2*†^	Offer Letter, dated August 20, 2024, by and between Matthew Knopf and Wheels Up Partners LLC
10.3
Amendment No. 2 to Investment and Investor Rights Agreement, dated September 22, 2024, by and among Wheels Up Experience Inc. and the Investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2024)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
†	Identifies each management contract or compensatory plan or arrangement.
+	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission or its staff upon request.
^	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: November 7, 2024		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024		/s/ Alex Chatkewitz
	Name:	Alex Chatkewitz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)