Form 10-K
period 2024-12-31
Wheels Up Experience Inc.
filed 2025-03-11
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $168.7 million.
As of March 7, 2025, 698,792,071 shares of Class A common stock, $0.0001 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

WHEELS UP EXPERIENCE INC.
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) of Wheels Up Experience Inc. (“Wheels Up”, or “we”, “us”, “our” or the “Company”), contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide current expectations of future circumstances or events based on certain assumptions and include any statement, projection or forecast that does not directly relate to any historical or current fact. Forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: (i) Wheels Up’s growth plans, the size, demand, competition in and growth potential of the markets for Wheels Up’s service offerings and the degree of market adoption of Wheels Up’s member programs, charter offerings and any future services it may offer; (ii) the potential impact of Wheels Up’s cost reduction and operational efficiency initiatives on its business and results of operations, including timing, magnitude and possible effects on liquidity levels and working capital; (iii) Wheels Up’s fleet modernization strategy first announced in October 2024, its ability to execute such strategy on the timeline that it currently anticipates and the expected commercial, financial and operational impacts to Wheels Up; (iv) Wheels Up’s liquidity, future cash flows and certain restrictions related to its indebtedness obligations, as well as its ability to perform under its contractual and indebtedness obligations; (v) Wheels Up’s ability to achieve positive Adjusted EBITDA (as defined herein) in the future pursuant to the most recent schedule that it has announced; (vi) the potential impacts or benefits from pursuing strategic actions involving Wheels Up or its subsidiaries or affiliates, including, among others, acquisitions and divestitures, new debt or equity financings, refinancings of existing indebtedness, or commercial partnerships or arrangements; and (vii) the impacts of general economic and geopolitical conditions on Wheels Up’s business and the aviation industry, including due to, among others, fluctuations in interest rates, inflation, foreign currencies, taxes, tariffs and trade policies, and consumer and business spending decisions. The words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. We have identified certain known material risk factors applicable to Wheels Up in this Annual Report under Part I, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. It is not always possible for us to predict how new risks and uncertainties that arise from time to time may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Annual Report.

RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with our go-forward strategy and growth plans. The occurrence of one or more of the events or circumstances described in Part I, Item 1A “Risk Factors” in this Annual Report may adversely affect our business, prospects, results of operations and financial condition. Such risks include, but are not limited to:
•We may not be able to successfully implement our growth strategies or realize the expected benefits of our member program changes and operational efficiency and cost reduction initiatives.
•We have a history of net losses, have not consistently generated positive cash flow from operations and our operating results are expected to be difficult to predict.
•We may be unable to execute our fleet modernization strategy first announced in October 2024 on the timeline that we currently anticipate or may fail to realize the expected benefits from such strategy.
•We periodically evaluate strategic transactions which involve risk, and we are exposed to the risk of a decrease in demand for private aviation services. In addition, our business is primarily focused on certain targeted geographic regions, which makes us vulnerable to risks associated with having geographically concentrated operations.
•The private aviation industry is highly competitive.
•Delta Air Lines, Inc. (“Delta”) may have the right to terminate its commercial agreements with us.
•The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business. In addition, the supply of pilots is limited and increases in our labor costs may adversely affect our business, results of operations and financial condition. We may also be subject to unionization, work stoppages, slowdowns or increased labor costs.
•We may never realize the full value of our tangible and intangible assets and the residual value of our owned aircraft may be less than estimated.
•If we face problems with any of our third-party service providers, our operations could be adversely affected.
•Significant reliance on relatively few original equipment manufacturers of aircraft, engine and parts poses risks to our business and prospects.
•We may incur substantial costs in connection with our leased aircraft.
•We are exposed to operational disruptions and costs due to maintenance and repairs of our aircraft, and we may be unsuccessful in balancing the mix of maintenance activities handled at our facilities and by third parties.
•Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations.
•As an aviation business, we are affected by air and ground traffic congestion, airport restrictions, air traffic control inefficiencies, security measures and regulatory requirements.
•Extreme weather, natural disasters and other adverse events could have a material adverse effect on our business, results of operations and financial condition.
•The operation of aircraft is subject to various risks, and our failure, or the failure of the aviation industry, to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain members and customers. We could also suffer losses and adverse publicity stemming from any accident involving our aircraft models operated by third parties.
•Terrorist activities, geopolitical hostilities or other security events may adversely impact our business, results of operations and financial condition.
•Any damage to our reputation or brand image could adversely affect our business or financial results. If our efforts to continue to build our strong brand identity and improve member satisfaction and loyalty are not successful, we may not be able to attract or retain members and customers. Any failure to offer high-quality customer support may harm our relationships with our members and customers.
•If third-party operators that we rely on to provide certain flights to our members and charter customers do not perform adequately or terminate their relationships with us, our costs may increase and our business, prospects, operations, financial condition and results of operations could be adversely affected.
•If we are unable to maintain sufficient insurance coverage, it may adversely affect our business and financial condition.
•An inability to keep up with and implement technology for our business or a failure in our technology or the technology of our service providers or breaches of the security of our information technology infrastructure may harm our reputation and adversely affect our business and financial condition.
•Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity.
•Our ability to obtain additional financing or refinance our existing debt obligations in the future on terms we deem attractive or access the capital markets may be limited.
•We are subject to significant governmental regulation and changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
•We may become involved in litigation or other legal proceedings that may materially adversely affect us. If we are unable to protect our intellectual property or are found to infringe on the intellectual property of others, we may incur significant expense and our business may be adversely affected.
•Certain stockholders have significant influence over the Company.
•We may fail to maintain an effective system of internal controls.
•We have consummated dilutive issuances of Common Stock in the past and we may undertake additional dilutive issuances of equity securities in the future and the price of our equity securities may be volatile.. Future resales of our Common Stock may cause the market price of our securities to drop significantly.
•Our Amended and Restated Certificate of Incorporation, dated November 15, 2023 (“Certificate of Incorporation”), and Amended and Restated By-Laws, effective November 15, 2023 ( “By-Laws” and together with the Certificate of Incorporation, our “Organizational Documents”), and the Investor Rights Agreement (as defined in Part I, Item 1 “Business” herein) include provisions limiting voting and control by non-U.S. Citizens.

PART I.
ITEM 1. BUSINESS
Wheels Up is a leading provider of on-demand private aviation in the U.S. and one of the largest companies in the industry. Wheels Up offers a complete global private aviation solution with a large and diverse aircraft fleet, backed by an uncompromising commitment to safety and service. Our offering is delivered through a mix of our member programs and charter solutions that strategically utilize our owned and leased aircraft fleet and an “asset-light” charter model to deliver a greater range of global travel alternatives. In addition, our first-of-its-kind partnership with Delta Air Lines, Inc. (“Delta”) provides our members and customers with a seamless offering across both private and premium commercial travel.
Our Offerings and Services
We offer numerous services to our members, customers and industry partners, and generate the majority of our revenue from flights through our member programs and charter solutions. Flight revenue includes revenue earned from member and customer flights, whether as part of Wheels Up Membership or Wheels Up Charter, and from the use of pre-purchased dollar-denominated credits that can be applied to future costs, including flight services, annual membership fees and other incidental costs such as catering and ground transportation (“Prepaid Blocks”). Membership revenue includes fees paid for Wheels Up’s annual membership, which provides members with access to one of the world’s largest combined fleets of owned, leased and third-party aircraft.
Over time, our member programs and global charter offerings have evolved to meet the varying needs of private fliers across the markets we serve. In June 2024, we announced our newly aligned offerings – Wheels Up Membership and Wheels Up Charter – which we believe simplify the private aviation experience for our members and customers, provides attractive benefits for the full spectrum of private fliers, and grants private fliers the freedom to tailor each trip to their specific needs. We expect our service offerings will continue to evolve as we implement our fleet modernization strategy and fully integrate new aircraft types into our operations.
Join Up: Wheels Up Membership
Private fliers with predictable annual spend can utilize Wheels Up Membership, where a small annual fee and purchase of Prepaid Blocks unlock increased flexibility and expanded global access and for certain fliers, guaranteed availability and recovery within the continental U.S., U.K. and Europe, subject to certain terms and conditions. Wheels Up Membership also provides access to an enhanced lifestyle program of events, experiences and member benefits. Wheels Up members have the opportunity to earn Delta Diamond Medallion® status based on their qualifying Wheels Up spend and use Prepaid Blocks to purchase discounted Delta flights and receive other benefits with Delta, in each case subject to certain terms and conditions. All membership options provide access through the Wheels Up mobile app and website to charter flights and dynamic pricing.
Wheels Up Membership provides varying benefits and services that we believe suit a range of existing and potential individual and business private fliers. Wheels Up Membership offers a simplified on-ramp to private flying with less complexity and lower up-front cost compared to traditional competitive private aviation programs. Wheels Up Membership is comprised of two primary membership categories — Individual and UP for Business:
•Our Individual membership, when paired with the purchase of a Prepaid Block, affords members with preferential benefits, such as capped hourly rate pricing in high density travel regions in the U.S. along the east coast, west coast and travel in between (our “Primary Service Area”), greater aircraft availability, including during peak demand days, access across cabin classes and, depending on the size of the Prepaid Block, guaranteed availability and recovery within the continental U.S., U.K. and Europe, subject to certain terms and conditions. The flexibility of our Individual membership is designed for individual fliers, as well as business fliers that opt to purchase Prepaid Blocks at more modest levels.
•Our UP for Business membership consists of small and medium enterprise, and custom enterprise solutions for business fliers that tend to spend at higher levels than individual members. Whether Wheels Up is the primary provider of the member’s private flights or a supplementary solution to the member’s own aircraft operations, our UP for Business membership provides business fliers with tailored options to fit their needs. The flexibility of our offering also provides our UP for Business members with the ability to book, purchase and manage their private travel needs and book commercial travel through Delta, all from a single source. UP for Business members that purchase Prepaid Blocks receive enhanced benefits, including, among others, guaranteed aircraft availability and capped or fixed hourly rate pricing, subject to certain terms and conditions.
Our member programs are designed to enhance travel benefits for our members in our Primary Service Area and utilize our charter solutions to service demand in all regions in North America and globally. The breadth of our complementary charter solutions enables us to offer flexible global solutions to our members. In June 2024, we enhanced our Wheels Up Membership offering by providing expanded global aircraft access and guaranteed availability and recovery outside of our Primary Service Area in the continental U.S., U.K. and Europe, subject to certain terms and conditions, for members that purchase higher levels of Prepaid Blocks. While capped hourly rate pricing continues to apply only in our Primary Service Area, we believe that the expansion of guaranteed availability and recovery, as well as generally shorter aircraft call out times, position us well to deliver enhanced value, flexibility and accessibility to members with an array of flight missions. We anticipate that these additional member benefits will be an important driver of future revenue growth.
In general, members pay for their flights based on either a capped or fixed rate associated with a Prepaid Block or dynamic pricing depending on the specific mission. Capped and fixed rates are based on cabin class and rules associated with the applicable Prepaid Block. The cost of a flight is based on the quoted amount at time of booking. For trips that are charged based on a capped or fixed rate, the cost of the trip is calculated by multiplying the applicable capped or fixed rate by the estimated flight and taxi time with minimum flight hours for each cabin class and adding applicable fuel costs, fees and taxes.
Fly Up: Wheels Up Charter
For travelers who are looking to pay as they go, Wheels Up Charter allows members and non-member customers to book charter trips with no upfront costs for everything from a family vacation to a multi-stop, international business itinerary. Wheels Up Charter is a global solution that leverages the capabilities of our domestic charter teams and the global capabilities of our subsidiary Air Partner Limited (“Air Partner”), which allows us to offer options to suit virtually every charter need through our international network of trusted partners. Our charter offerings customize the member and customer experience for short- or long-haul flights with bespoke private jet arrangements or group charters, including for commercial-size charters with large passenger groups of 15 or more, sports teams, global corporate events and tour operations. Wheels Up Charter complements Wheels Up Membership and provides a leading solution for members and non-member customers wishing to fly globally through attractive market-based pricing and personalized alternatives.
In June 2024, we announced enhancements to Wheels Up Charter intended to incentivize and reward frequent charter bookings. Wheels Up Charter customers earn rewards for each flight equal to a 2% flight credit for every $50,000 spent on charter flights and Delta Diamond Medallion® status after achieving qualifying flight spend, subject to certain terms and conditions. In addition, we have transitioned our Connect and Core “pay-as-you-fly” memberships to our charter business. We expect that this transition will result in cost savings to these customers that did not previously enjoy the capped or fixed hourly rate pricing. We believe that Wheels Up Charter provides users of our platforms with a greater range of flight alternatives and is an important part of our value proposition and position in the private aviation industry.
In general, charter customers pay for their flights based on dynamic pricing depending on the specific mission. Our ability to source a wide variety of aircraft from a geographically diverse set of operators, as well as Wheels Up operated aircraft to the extent there is excess capacity, allows us to present an array of travel options to our charter customers. The cost of a charter flight is based on the quoted amount at time of booking and includes applicable fuel costs, fees and taxes.

Other Activities & Services
In addition to our Wheels Up Membership and Wheels Up Charter offerings, we provide wholesale charter services to customers such as charter flight brokers and third-party operators. Our wholesale customers typically pay us an agreed fixed rate for a flight that we operate on their behalf, which varies based on factors such as the aircraft type and date of the flight, and in turn sell the flight to their own retail customers.
We also generate Other revenue from group charter flights, cargo flights, maintenance, repair and operations services (“MRO”), fixed-base operator (“FBO”) services, safety and security services, and special missions, including government, defense, emergency and medical transport.
We believe that these primarily non-member facing activities and services complement our core private aviation business and provide additional sources of revenue.
Service Delivery
Controlled Fleet
We fulfill both Wheels Up Membership and Wheels Up Charter flights using our owned and leased fleet of aircraft, depending on the specific mission of the member or customer. We believe that use of our controlled aircraft fleet to fulfill Wheels Up Membership flights allows us to better control our operations and cost structure, while maintaining high levels of service. In addition, we use our controlled fleet to opportunistically fulfill Wheels Up Charter demand, which we believe enhances the value proposition for our dynamically priced flights, and will drive increased efficiency in our operations aircraft utility and incremental revenue generation opportunities during periods of higher aircraft availability. We believe that tailoring the composition and size of our controlled aircraft fleet to meet the varying demands of private fliers will continue to be an important part of our service delivery and long-term strategy. See “Aircraft Assets” included in Part I, Item 2 “Properties” in this Annual Report for more information about our controlled aircraft fleet and our current fleet modernization strategy.
Relationships with Third-Party Operators
We complement flight activity fulfilled on our controlled aircraft fleet with flights fulfilled by independent third-party operators. Our relationships with third-party operators provide access to a wide variety of aircraft to meet the specific mission of the member or customer, supply additional aircraft to more efficiently service flight requests in diverse geographies and during peak demand periods and widen the aperture of dynamically priced flights we offer our members and customers. The availability of third-party aircraft also enables more cost-efficient member flying outside of our Primary Service Area and guaranteed availability and recovery within the continental U.S., U.K. and Europe for certain member fliers that purchase Prepaid Blocks. Our dedicated team of charter brokers and other aviation professionals both in the U.S. and globally, including our Air Partner team, leverage our relationships with third-party operators to facilitate global passenger, cargo, emergency and government services on behalf of our customers. We have devoted, and expect to continue to devote, significant resources to growing our relationships with third-party operators as we expand our charter offerings alongside our member programs.
Member Experience
Sales and Account Management
We have developed a sales organization to capitalize on the various lead generation efforts and customer acquisition channels of our business, including through our partnership with Delta. Our sales organization consists of experienced inside sales, field sales, strategic enterprise sales, corporate sales and charter sales professionals who sell and market both Wheels Up Membership and Wheels Up Charter offerings. Through our first-of-its kind industry partnership with Delta, we also cross-collaborate on targeted sales efforts intended to showcase the breadth of our private aviation solutions and Delta’s premium travel offerings.
Charter sales are generally handled by our global team of charter brokers or direct inquiries to our charter quotation team. We also have a Wheels Up account management team that is in regular contact with our members and educates them on the benefits of Wheels Up Membership. Account managers serve as dedicated private aviation consultants for members with respect to evaluating options for specific flights and their overall Wheels Up relationship. Our account management team plays a critical role in driving membership renewals and the purchase of Prepaid Blocks. This team also assists members in activating Delta and other partner benefits.
Member Relationships
We are dedicated to delivering a superior flight experience worth repeating to our members and customers. Retention of our existing members is essential to the growth of our business. We drive retention by taking a holistic view of the member journey, from onboarding to the member’s booking and flight experience and extending to every moment of member engagement thereafter. We believe each of these touchpoints is an essential element of the overall member experience. Our member experience team monitors member engagement and is tasked with driving an exceptional experience. We believe the feedback loop facilitated among our members and customers, member experience team and account managers is important to consistent improvement in our service delivery and value proposition to current and prospective members and customers.
Competition & Strategic Outlook
The private aviation industry is highly competitive and fragmented, with operators providing an array of service options primarily in the forms of whole aircraft ownership, fractional aircraft ownership, aircraft management, lease-based models, jet cards, membership programs, charter solutions and wholesale operations. Many private jet operators only provide one service option; however, larger operators are increasingly adding service options to serve the diverse needs of their customers and better utilize their aircraft assets. These different service models result in drastically different business and operating models, as well as significantly different levels of up-front and ongoing financial commitment required by the customer. We compete with providers across all of the incumbent categories. This means we also experience the same cycles in these industries as our competitors, which is generally marked by periods of rapid expansion that result in short-term supply constraints, followed by periods of more moderate growth that provide opportunities for consolidation. We expect that competition in the private aviation industry will remain strong.
We believe that our diversified offering of both membership-based programs and global charter solutions produces significant advantages over our competitors and can be scaled to meet the varying needs of a wider array of private fliers across our global platform. We look to take advantage of our market opportunities by elevating the following priorities:
Creating Exceptional Customer Experiences
Our goal is to create an exceptional member and customer experience worth repeating. We have built an industry-leading brand that creates broad consumer awareness, offerings designed to attract new and retain existing members and customers, and a first-of-its-kind partnership with Delta that provides our members and customers with unmatched premium commercial travel benefits. We believe that our Wheels Up Membership and Wheels Up Charter offerings uniquely position us to provide these experiences to members and customers of varying types. We also offer Wheels Up members with a lifestyle program that enhances the member experience beyond our core aviation offerings, which includes celebrations around popular sports and cultural events, partnerships with certain of the world’s top lifestyle brands and other benefits, such as third-party luxury concierge, vacation and travel experience providers. We expect to continue to build and tailor our platform to meet the varying needs of private fliers.
Leveraging the Scale of Our Network
Wheels Up Membership and Wheels Up Charter are designed to address the needs of a wide range of individual, business and other private fliers. We utilize our controlled aircraft fleet to support both Wheels Up Membership and Wheels Up Charter flights depending on the member’s or customer’s specific mission. We also have access to a large global network of safety-vetted charter operators. Together, our controlled aircraft fleet and global network of third-party operators position us to provide our members and customers with the right aircraft for their mission, and give them the opportunity to select a mode of travel that works best for their specific needs.

We have made, and expect to continue to make, significant investments in our brand, aircraft fleet, service offerings, sales network and technology, including through strategic acquisitions, and have advanced our development of a comprehensive platform that we believe would take years and significant investment of capital to replicate in its scale and breadth of offering. We believe that leveraging the scale of our operations and breadth of our global charter relationships are important drivers of our long-term member and customer value proposition, as well as financial performance.
We also believe that the varying needs of individual, business and other travelers presents an opportunity to drive long-term growth and profitability outcomes. Historically, individual members travel at the highest rates during peak periods, such as weekends, holidays and warmer months, while business members travel more evenly over weekdays and outside of peak holiday periods. This balance among natural demand patterns in our member base presents a significant opportunity to leverage the scale of our operations and network to drive aircraft utility, while delivering a range of mission-specific solutions to our diverse member and customer base. Over the last several years, we have made operational and maintenance-related improvements intended to drive aircraft availability and reliability, while supporting higher volumes of flight activity. We believe that the opportunity to scale our business while maintaining balanced growth among individual and business members will contribute meaningfully to our overall growth and ability to reach and sustain profitability in the future.
Enhancing Our Strategic Relationship with Delta
Our first-of-its-kind partnership with Delta allows us to address the needs of our members and charter customers across both private and premium commercial travel. Wheels Up members and charter customers have the unique opportunity to earn Delta Diamond Medallion® status and receive other benefits with Delta, in each case subject to certain terms and conditions. In addition, through our long-term Commercial Cooperation Agreement with Delta (as amended and restated, the “CCA”), we have partnered with Delta’s sales teams to target individual, business and other potential customers through targeted sales efforts and co-branded experiences. We believe that our ability to work alongside Delta to enhance our sales and marketing efforts, operations and corporate management will ultimately improve our value proposition and the services that we offer our members and customers. We also anticipate that our partnership with Delta will allow us to further evolve our service offerings and business in the future at a rate that meets or exceeds that of the rest of the industry, which we believe will provide additional growth and profitability opportunities as we continue to mature. We continue to collaborate with Delta on additional commercial and strategic partnerships to provide our members and customers with premium travel experiences worth repeating.
Evolving Our Strategic Development and Integration Initiatives
We have completed multiple strategic transactions to accelerate our growth and the breadth of our private aviation offerings. As we focus on delivering exceptional customer experiences worth repeating and achieving more profitable operations, our execution plan includes the following priorities:
•Our Fleet Modernization Strategy — We have tailored, and continue to tailor, our fleet of controlled aircraft across all cabin class categories to meet the needs of our members and customers. In October 2024, we announced our current fleet modernization strategy, which we expect will result in the transition from the operation of four current private jet models - Cessna Citation CJ3, X, and Excel/XLS and Hawker 400XP aircraft - to two different private jet models - Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft - while we continue to operate our Beechcraft King Air 350i turboprop aircraft. We believe that our current fleet modernization strategy, latest member program changes and the growth of our charter offerings position us well to deliver a greater range of global travel alternatives and leverage our network for future growth.
•Driving Demand to Our Platform — We believe that we have created a hard-to-replicate service offering that meets the diverse flying needs of individual, business and other customers. We believe that our sales channels and marketing efforts are crucial to identifying and converting potential members and customers. In addition, our strategic relationship with Delta provides exposure to high-value Delta individual and corporate customers. We view our ability to drive member and customer demand through new member acquisitions, retention of existing members and customers, and increasing customer interest and utilization of our platform, as well through the success of our operations, as important drivers of our long-term success.
•Realizing the Benefits of Strategic Transactions — Over the past several years, we made substantial progress to further integrate past acquisitions, realize cost savings and rationalize our asset portfolio. In the third quarter of 2023, we sold our aircraft management business to an unaffiliated third-party in order to focus on our core flight services business, which removed complexity in our business related to the consolidation of our U.S. Federal Aviation Administration (“FAA”) operating certificates as part of our integration and efficiency efforts. In the fourth quarter of 2024, we acquired 17 Embraer Phenom 300 series aircraft, as well as related maintenance assets and an existing customer program, from GrandView Aviation LLC, and immediately introduced the Phenom fleet into our operations in furtherance of our fleet modernization strategy. We are continuing to expand the delivery of our charter solutions globally through Air Partner, whose deep experience with global charter brokerage gives us the opportunity to extend additional benefits to our members and customers. We also implemented, and continue to pursue, additional measures to fully integrate past acquisitions and realize cost savings in areas that do not directly impact the member and customer experience. We expect that our continued efforts to integrate and optimize past acquisitions, as well as acquire new members and customers, are important to pursuing more profitable long-term growth.
Effective Deployment of Leading Technology
We believe that technology and data science will continue to play a key role in our operations and strategic decision making in the future. We have invested significantly in extending our technology and data intelligence platforms to support a growing global aviation solutions business offered through industry-leading mobile and web experiences. We continue to accelerate our use of automation to remove manual processes and improve real-time decision making across our commercial operations. Our technology and automation investments have also begun to enable more streamlined processes with certain aspects of Delta’s business in furtherance of our commercial partnership and objectives.
Our global aviation solutions platform comprises three main elements: intuitive digital front-end interfaces; a middle tier supported by data-driven optimization and pricing algorithms; and a back-end featuring a comprehensive flight operations platform, with connectivity to a network of third-party operators, supported by our cloud-based flight management system, UP FMS. Our provision of the UP FMS system facilitates fleet optimization for our controlled fleet of aircraft and provides a pathway for third-party operators to access Wheels Up flight demand. We are also actively working to enhance UP FMS and the Wheels Up mobile app and website to attract more members, customers and operators, which we anticipate will drive additional benefits through fleet optimization and greater availability of “asset-right” aircraft availability.
Operations
Air Carrier Operations & Certificate Consolidation
Wheels Up currently provides its passenger air carrier services through two FAA Part 135 (as defined below) operating certificates across our consolidated subsidiaries:
•Wheels Up Private Jets LLC (“WUPJ”) is an FAA Part 135 operator and additionally holds a FAA Part 145 repair station certificate. WUPJ provides private aircraft charter services, and FBO and MRO services. It operates tech service centers strategically located across the country, which provide comprehensive MRO facilities and services for aircraft operated by WUPJ and WUP LLC (as defined below).
•Wheels Up Partners LLC (“WUP LLC”) is an FAA Part 135 operator providing private aviation charter services and the registered owner of all of our owned aircraft fleet, including Wheels Up branded aircraft.
Since 2022, we have taken substantial operational and regulatory-driven actions to simplify our flight operations by harmonizing our procedures across the entire company, which includes a reduction in the number of FAA operating certificates under which we operate from five at the beginning of 2023 to two at the end of 2024. Steps we have taken to execute our FAA operating certificate consolidation plan include:
•In February 2023, we consolidated our Cessna Citation CJ3 aircraft to one FAA operating certificate;
•In September 2023, we sold our non-core aircraft management business, which included the disposition of the two related FAA operating certificates;
•In November 2023, the FAA approved the movement of our Cessna Citation Excel/XLS fleet to WUPJ, which already included our Hawker 400XP fleet, and we completed the fleet transition in March 2024;
•In March 2024, the FAA issued operational authority that allowed us to transition our Beechcraft King Air 350i, Cessna Citation CJ3 and Cessna Citation X aircraft fleets to a single FAA operating certificate held by WUPJ;
•In June 2024, we completed the transition of our Beechcraft King Air 350i fleet to WUPJ;
•In July 2024, we satisfied FAA gatekeeping milestones allowing for the transition of our owned and leased Cessna Citation X fleet to WUPJ and transitioned all of our Cessna Citation X aircraft to WUPJ;
•In October 2024, the FAA approved our revised certificate consolidation plans addressing the streamlined addition of the Embraer Phenom 300 and Phenom 300E, and Bombardier Challenger 300 and Challenger 350 aircraft types to the WUPJ FAA operating certificate;
•In December 2024, we consolidated the FAA operating certificate held by our former subsidiary, Mountain Aviation, LLC (“Mountain Aviation”), with that of WUP LLC through the merger of Mountain Aviation and WUP LLC; and
•In January 2025, the FAA approved the addition of the Embraer Phenom 300 and Phenom 300E aircraft types to the WUPJ FAA operating certificate, and we immediately began transferring our controlled aircraft to WUPJ.
We expect our FAA operating certificate consolidation and related operational efficiency efforts, including the anticipated addition of the Bombardier Challenger 300 and Challenger 350 aircraft types to the WUPJ FAA operating certificate in March 2025, will continue to contribute meaningfully to our service delivery, fleet modernization plan and financial results in future periods. See “Principal Domestic Regulatory Authorities” below for additional information on our FAA Part 135 and FAA Part 145 certificate operations.
Controlled Fleet Flight Operations
Our operations team is integral to our ability to provide flight and non-flight services to our members and customers. Our operations team operates nationwide and includes team members that facilitate booking, flight scheduling, destination transportation and other member services. Our operations team members are either located on-site at certain airport locations or at our state-of-the-art Member Operations Center located in the Atlanta, Georgia area (the “Atlanta Member Operations Center”), which opened in May 2023. Since the opening of the Atlanta Member Operations Center, we have already experienced, and expect to continue to see, additional improvements in our service delivery and operations. We believe that our experienced operations team is vital to providing smooth experiences for our members and customers, and to ensuring safe operation of our flights.
Charter Operations
Wheels Up Charter is supported by a dedicated team of charter brokers and other aviation professionals both in the U.S. and globally. In addition, we leverage our Air Partner team’s expertise in global charter solutions to provide customers and businesses with global passenger, cargo, emergency and government services. We believe that our ability to provide global charter solutions to our members and customers is a unique advantage and important part of our value proposition. We have devoted, and expect to continue to devote, significant resources to growing our global charter offerings alongside our member programs.

Seasonality
The private aviation industry is subject to seasonal fluctuations and changes in economic conditions. Our operations, including Flight revenue, are typically favorably affected by increased utilization of our aircraft in the summer months and close in time to major U.S. holidays. In addition, we have historically experienced the highest volume of Prepaid Block purchases in the fourth quarter of each calendar year.
Fuel
Our operations are impacted by changes in the price and availability of aircraft fuel. We have pricing agreements with various fuel providers located across the U.S., primarily at FBOs or with local airport authorities, pursuant to which we receive agreed upon pricing for fuel and handling/facility fees at each location. We are currently able to obtain adequate supplies of aircraft fuel. For Wheels Up operated flights, we apply a fuel surcharge to the cost of the flight when the cost of Jet A fuel, as published by the Argus U.S. Jet Fuel IndexTM, is more than $2.00 per gallon. We calculate the fuel surcharge based on estimated billable flight time. Charter customers pay fuel costs for charter flights on third-party operated aircraft as part of the total invoiced cost of the flight. Our direct exposure to fluctuations in aircraft fuel prices for such arrangements is limited; however, changes in aircraft fuel prices can result in fluctuations in the demand for certain aircraft types, service models or private aviation services generally. See the caption titled “Significant increases in fuel costs could have a material adverse effect on our business, financial condition and results of operations” in Part I, Item 1A “Risk Factors” in this Annual Report for additional information about risks related to aircraft fuel. We also bill fliers for a carbon offset fee for each hour of flight time, which is intended to offset the costs related to the environmental impact from our flight operations.
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
Wheels Up has implemented and maintains voluntary Safety Management Systems (“SMS”) across its FAA operating certificates, that conform to FAA regulatory requirements for SMS. SMS is a formal, top-down, organization-wide means to identify hazards, mitigate the risk associated with those hazards, collect safety data and act on that data to improve the safety of our operations. Each SMS is managed by a Director of Safety and a team of dedicated professionals trained on the elements of SMS. A key component of our SMS is the Aviation Safety Action Program (“ASAP”). ASAP is a non-punitive safety program that enables employees such as pilots, maintenance technicians and dispatchers to report safety related events for review by Wheels Up and the FAA with the purpose of implementing corrective actions. Additional non-punitive safety reporting programs are in place for employees that are not covered by the ASAP.
In addition to our internal safety management efforts, the Wheels Up operating entities are voluntary participants in audits from a number of third-party aviation safety organizations and independent audits by certain corporate clients, as well as the U.S. Department of Defense. These audits are opportunities to have outside experts review and contribute to the continuous improvement of our SMS.
Pilots
Every Wheels Up flight is operated by pilots that meet stringent training and flight-hour requirements, which exceed the FAA’s requirements and training criteria. Each Captain must hold current an FAA Airline Transport Certificate. Each pilot is required to be qualified pursuant to our FAA approved training program in the aircraft they fly, as well as hold a valid First-Class Medical Certificate.
We have a rigorous pilot selection process that includes background and safety record screenings. This screening process includes in-person technical interviews and written examinations, as well as a flight simulator assessment if appropriate. Successful candidates must also complete mandatory initial and recurrent advanced aircraft ground and flight training in a full-motion simulator. This training is also completed annually.
We have entered into agreements with multiple industry leading third-party suppliers to provide factory-authorized training for our pilots. These agreements provide training availability to Wheels Up pilots throughout the year for both initial and recurrent pilot training in exchange for a fixed price per training slot.
Aircraft Maintenance and Repairs
We maintain and repair our controlled aircraft to ensure the safety of our passengers, assets and the surrounding environment where we operate. Aircraft maintenance and repair consists of scheduled and unscheduled maintenance performed during line maintenance and scheduled maintenance events. Our maintenance and repair process also includes procedures designed to maintain the FAA airworthiness certificate of each controlled aircraft in good standing.
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
Scheduled engine hot section repairs and overhauls are performed in accordance with the OEM’s requirements and vary by engine model. Engine repairs and overhauls are primarily driven by engine hours, engine cycles and/or calendar-based intervals. Except for certain basic maintenance activities which Wheels Up is able to perform itself, engine maintenance, scheduled or unscheduled, is performed by Wheels Up’s contracted third-party maintenance providers. We are also a party to engine maintenance program agreements (the “Program Agreements”) covering certain engine maintenance and overhauls on Pratt & Whitney Canada Corp. (“Pratt and Whitney”) and Rolls-Royce Corporation (“Rolls-Royce”) aircraft engines for certain of our controlled aircraft, including our Embraer Phenom 300 series and Cessna Citation X and Excel/XLS jet fleets, and our Beechcraft King Air 350i turboprop aircraft. We anticipate that as we add additional aircraft to our fleet, we will implement similar engine maintenance and overhaul agreements covering the engines for those aircraft. We may also negotiate additional long-term maintenance agreements covering our controlled aircraft fleet depending on market dynamics and the fleet type.
In support of the maintenance of our fleet, we operate various maintenance facilities under FAA Part 135 or FAA Part 145 in support of our planned and unplanned maintenance activities where Wheels Up has both the capability and the capacity. Following a comprehensive review of our maintenance and repair activities, in 2024, we took actions to rationalize our maintenance facility footprint to meet our future anticipated needs and repositioned our MSUs in key markets throughout the U.S. to perform line-maintenance work. In the future, we expect to focus the majority of our in-house maintenance activities at our four primary controlled maintenance facilities. To the extent Wheels Up does not have the capability and/or capacity to perform maintenance or repairs in-house, we have entered into certain long-term agreements with certain qualified vendors to perform maintenance on our aircraft, aircraft components and engines, generally at agreed upon work-scopes and pricing.

Government Regulation
We are subject to government regulation at federal, state, local and international levels. The scope of these regulations is exceedingly broad, covering a wide range of subjects that includes, but is not limited to, those summarized below.
Principal Domestic Regulatory Authorities
U.S. Department of Transportation (“DOT”)
DOT is the principal regulator of economic matters in the aviation industry. As applied to our business, under Title 14 of the Code of Federal Regulations (“14 C.F.R.”) Part 298, DOT oversees the operations of our subsidiaries that operate as air taxis (i.e., on-demand operators of small aircraft with less than 20 passenger seats). This includes economic authority to conduct business as an on-demand air carrier, as well as consumer protection and insurance requirements that are applied to the conduct of such business. In 14 C.F.R. Part 380 (“Part 380”), DOT also approves and oversees the performance of public charters that may be arranged by a non-air carrier public charter operator for the purpose of offering to the public charter flights that will be performed by an identified air carrier at a predetermined date and time (in contrast to the on-demand, or as-needed/where-needed, character of our air taxi operations).
DOT also regulates how we advertise and hold out services. In 14 C.F.R. Part 295 (“Part 295”), DOT oversees the sale, holding out and arrangement of single entity charter air transportation (or the entire capacity of an aircraft, in contrast to public charter flights which are sold by the seat). We are subject to DOT jurisdiction as an “air charter broker” under Part 295 in offering and selling our membership program for single-entity charters and in acting as an agent for members and customers in arranging flights. We are also subject to DOT’s jurisdiction as a “ticket agent” as defined by 49 U.S.C. Section 40102(a)(45). In every aspect of our business subject to DOT’s jurisdiction, we are subject to DOT’s statutory and regulatory authorities to prohibit and enforce against engaging in “unfair” or “deceptive” practices and unfair methods of competition pursuant to 49 U.S.C. Section 41712. DOT also promulgates and enforces consumer protection regulations to which we are subject.
Importantly, DOT also enforces U.S. laws governing the citizenship of air carriers. For our air carrier subsidiaries to maintain their air carrier licenses, registrations and other authorizations to hold out and operate services, we must ensure that DOT’s citizenship requirements are satisfied. This means that those air carriers must be under the actual control of U.S. citizens (as defined in 49 U.S.C. Section 40102(a)(15)) and must satisfy certain other requirements, including that each air carrier’s president/chief executive officer and at least two-thirds of its board and other managing officers are U.S. citizens and that at least seventy-five percent of its voting stock is owned and controlled, directly and indirectly, by U.S. citizens. The amount of non-voting stock that may be owned or controlled by non-U.S. citizens is limited as well.
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
•the training, licensing or authorizing and performance of duties by pilots, cabin attendants and maintenance technicians;
•the testing of safety-sensitive personnel for prohibited drug use or alcohol consumption;
•the design, construction and maintenance of runways and other airport facilities;

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
There are numerous FAA regulations that may impact our operations and business. They include but are not limited to the following Parts found in 14 C.F.R.
•“Part 5” contains the rules that govern the requirements and processes of SMS applicable to air carriers operating pursuant to Part 135. These rules govern the methods and tools used to identify hazards, mitigate the risk associated with those hazards, collect safety data, act on that data to improve the safety of air carrier operations and an affirmative requirement to promote a safety culture.
•“Part 91” contains the general operating rules for flight safety. These rules govern all flight operations, including private and commercial operations, except to the extent that the commercial operations are subject to additional rules found in other parts of the FAA regulations.
•“Part 135” contains additional rules that apply to commercial “on-demand” operations. “On-demand” operations include flights for which the departure location, departure time and arrival location are specifically negotiated with the customer or the customer’s representative as well as passenger-carrying operations conducted as a public charter under Part 380.
•“Part 145” contains the rules that govern the performance of aircraft maintenance at certificated repair stations. These include requirements related to the quality of the facility, the qualifications of personnel and what type of repair or inspection work is authorized for performance there.
As the operator of our nation’s air traffic control system, the FAA has an especially vital role to play in the management of air traffic, including congestion at the busiest airports and in the busiest air corridors. Also, in the case of a security threat, unusual environmental risk, or other emergency, the FAA has authority to shut down segments of airspace or even the entire U.S. airspace to civilian use.
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
U.S. Customs and Border Protection (“CBP”)
CBP, also an agency of DHS, is the principal regulator of customs and immigration matters affecting the aviation industry and enforcer of certain public health matters affecting the aviation industry. Whenever our air carrier operations include an international flight segment, we must provide CBP with an advance disclosure of passenger information, facilitate CBP’s inspection of baggage and help ensure the proper disposal of any foreign-originating refuse on the aircraft. CBP also oversees entry and clearance into the U.S., including with respect to exports and imports, and issues landing rights approvals for aircraft arriving in the U.S. from abroad.

U.S. Environmental Protection Agency (“EPA”)
The EPA is the principal federal environmental regulator. In January 2021, the EPA promulgated new rules relating to the greenhouse gas emissions from carbon fuels used in aircraft engines for aircraft manufactured or in-production on or after January 1, 2028. This will bring about a change in future aircraft engine designs and approvals and eventually require replacement of engines in future years. This area of regulation is not yet settled. It still is subject to change based on domestic and international laws and standards intended to address global environmental issues, making it impossible to say how such developments might impact our business in the future. The costs of complying with environmental laws were insignificant for the years ended December 31, 2024 and 2023.
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
Privacy and Data Protection
We process personal information and other customer data, including sensitive data for certain members, customers and employees, and we rely in part on third-parties that are not directly under our control to manage certain of these operations and to process such personal information, including payment information. Our internal cyber team manages our cybersecurity and data privacy and protection measures, and we use outside consultants and software to assist with threat protection. We are subject to increasing requirements by regulatory authorities and other third parties regarding the processing of personal information and other data relating to individuals. Because our technology platform is an integral aspect of our business, compliance with laws governing processing and protecting personal data is necessary for us to achieve our objective of continuously enhancing the user experience of our mobile application and marketing site. A variety of federal, state, local, municipal and foreign laws and regulations, as well as industry standards (such as the payment card industry standards) govern the processing and security of this information including but not limited to, the European Union’s General Data Protection Regulation (“GDPR”) and the U.K. Data Protection Act 2018 (“U.K. DPA”). Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. The failure to comply with such data protection and privacy regulations can result in fines, penalties and the enforcement of any non-compliance, which could significantly impact our business operations.
Intellectual Property
The protection of our technology and other intellectual property is an important aspect of our business. We seek to protect our intellectual property, including our technology and confidential information, through a combination of trademarks and trade secret protections, as well as contractual commitments and security procedures. We own certain trademarks important to our business and brand, such as the “Wheels Up” and “Air Partner” words and design marks, and certain domain names, including “wheelsup.com” and “airpartner.com.” We generally require our employees and consultants to enter into confidentiality agreements and certain third parties to enter into non-disclosure agreements. We regularly review our technology development efforts and branding strategy to identify and assess the protection of new intellectual property.
Environmental
Federal, state, local and foreign laws, regulations and ordinances relating to, among other things, the protection of the environment and noise, including those relating to emissions to the air and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials, have the potential to adversely impact our operations and the private aviation industry. Our primary controlled aircraft operating locations are in the U.S.; however, we conduct charter operations and other services globally. Our maintenance facilities and owned fueling operations are subject to numerous regulations, ordinances and permitting requirements in the locales in which they sit. We have established controls and procedures related to our environmental compliance processes and continue to evolve these processes as we expand.
Climate change concerns and resulting new legislation may in the future play a significant role in how we develop our business, new technologies that we may be required to implement and the jurisdictions in which we operate. New laws may come in various forms, including more stringent emissions requirements, the mandated use of certain aviation fuel types or fuel efficiency requirements, or required public disclosures about our carbon footprint. We are committed to reducing the environmental impact of our aircraft fleets, as well as the long-term environmental effects of our overall operations. Over time, we expect to offset the carbon impact of our flight operations through the purchase and retirement of applicable carbon credits or through other established and vetted mechanism. We are also examining other sustainability initiatives, including the potential use of sustainable aviation fuel and long-range investments in other sustainability solutions, as well as operational improvements, fleet planning initiatives, sustainable practices at our facilities and waste reduction initiatives across our operations.
Employees
As of December 31, 2024, Wheels Up and its consolidated subsidiaries had 1,866 employees, including 1,807 full-time employees and 59 part-time employees. We employ approximately 475 pilots across our aircraft fleet. Approximately 78% of our employees are based in the U.S., with the remaining employees in Europe and other territories. The decrease in the number of employees as of December 31, 2024 from the prior fiscal year was primarily a result of actions to streamline the Company’s organization and reduce headcount in areas of the business that do not directly impact the Company’s operations or its members’ and customers’ experience, as well as actions to optimize the number of aircraft in our controlled fleet. We anticipate onboarding pilots and certain operations and maintenance personnel as part of our fleet modernization strategy, including in connection with the addition of additional Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft to our fleet. We are also offering certain existing pilots the opportunity to re-train in these aircraft types to support the transition.
Our success is built upon creating and delivering highly competitive rewards for everyone. Our goal is to maximize the impact of the Wheels Up team by attracting, engaging and retaining the most talented, dedicated and passionate people in the marketplace. To position Wheels Up at the forefront of competitive rewards programs in order to attract and retain top talent, we continue to take a progressive approach in the provision of comprehensive benefits. We consistently evaluate our rewards programs in light of changes in market practices and seek to design comprehensive compensation programs that align the goals of employees with those of our stockholders. We currently offer an array of attractive benefits, including: (i) multiple counseling sessions offered through employee assistance programs, that support employees and their families’ mental and emotional well-being; (ii) health plan coverage for infertility assistance; (iii) domestic partner health plan coverage; (iv) health plan coverage for gender reassignment surgery; and (v) parental leave for both birth and non-birthing parents, including adoption or foster care.

Corporate History and Structure
Overview
Wheels Up was formed on July 1, 2013. On July 13, 2021 (the “Business Combination Closing Date”), Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”), consummated a business combination with Aspirational Consumer Lifestyle Corp. (“Aspirational”), a New York Stock Exchange (“NYSE”) listed blank check company. Upon consummation of such business combination, WUP became a subsidiary of Wheels Up Experience Inc., and beginning July 14, 2021, our shares of Class A common stock, $0.0001 par value per share (“Common Stock”), began trading on the NYSE under the ticker symbol “UP”.
Wheels Up is a holding company with no direct operations. Wheels Up conducts its business through its direct subsidiary, WUP, and WUP’s operating subsidiaries, including, among others, WUPJ and WUP LLC. In addition, Wheels Up conducts substantially all of its operations outside of North America through Air Partner, which provides charter broking and other aviation-related services across four continents.
2023 Credit Agreement & Common Stock Issuances
On September 20, 2023, the Company entered into a Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”), Cox Investment Holdings LLC (“CIH” and collectively with Delta and CK Wheels, the “Initial Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), which was subsequently amended by Amendment No. 1 to Credit Agreement, dated November 15, 2023 (the “First Credit Agreement Amendment” and collectively with Amendment No. 2 to Credit Agreement, dated November 13, 2024 and the Original Credit Agreement, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, certain other lenders named therein (collectively, the “Incremental Term Lenders” and together with the Initial Lenders, the “Lenders”), and the Agent. Pursuant to the Credit Agreement, (i) the Lenders provided a term loan facility (the “Term Loan”) in the aggregate original principal amount of $390.0 million and (ii) Delta provided commitments for a revolving loan facility (the “Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million.
In connection with the transactions contemplated by the Credit Agreement, the Company entered into an Investment and Investor Rights Agreement on September 20, 2023 (the “Original Investor Rights Agreement”), by and among the Company and the Initial Lenders, which was subsequently amended by Amendment No. 1 to Investment and Investor Rights Agreement, dated as of November 15, 2023 (the “First Investor Rights Agreement Amendment” and collectively with the Original Investor Rights Agreement, Amendment No. 2 thereto, dated September 22, 2024, and the Investor Rights Agreement Joinders (as defined below), the “Investor Rights Agreement”), by and among the Company and Initial Lenders. Substantially concurrently with entering into the First Investor Rights Agreement Amendment, the Company and Initial Lenders entered into joinders to the Investor Rights Agreement (collectively, the “Investor Rights Agreement Joinders”) with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed the rights and obligations of an Additional Investor (as defined in the Investor Rights Agreement) thereunder, including the right to receive a pro rata portion of the Investor Shares. Pursuant to the Investor Rights Agreement, the Company issued, in two separate private placements on September 20, 2023 and November 15, 2023, 671,239,941 shares of Common Stock in the aggregate to the Lenders. Such shares of Common Stock were issued such that as of November 15, 2023, each Lender had been issued a pro rata portion of such shares equal to the proportion of its participation in the Term Loan.
The Investor Rights Agreement sets forth certain rights and obligations applicable to the Lenders and the Company, which include, among others, the right of: (x) Delta to designate and remove four directors to the Board so long as Delta continues to hold at least 75% of the shares of Common Stock issued to Delta pursuant to the Investor Rights Agreement; (y) CK Wheels to designate and remove four directors to the Board, so long as CK Wheels continues to hold at least 75% of the shares of Common Stock issued to CK Wheels pursuant to the Investor Rights Agreement; and (z) CIH to designate and remove one director to the Board, so long as CIH holds at least

30% of the shares of Common Stock issued to CIH pursuant to the Investor Rights Agreement. In addition, certain Lenders have agreed to limit the number of shares of Common Stock they are entitled to vote at any meeting of the Company’s stockholders or for the purpose of consummating any consent solicitation, as follows:
•CK Wheels may not vote more than 24.9%, less the Whitebox Non-U.S. Voting Percentage (as defined below, if any), of the Company’s issued and outstanding shares of Common Stock as a result of restrictions on voting imposed on holders who may be deemed not to be a “citizen of the United States” pursuant to 49 USC § 40102(a)(15)(C) (the “Citizenship Limitation”), Article X of the Company’s Amended and Restated Certificate of Incorporation, dated as of November 15, 2023 (the “Certificate of Incorporation”), and the Investor Rights Agreement;
•Each of Pandora Select Partners, L.P., Whitebox Multi-Strategy Partners, L.P. and Whitebox Relative Value Partners, L.P. (collectively, the “Whitebox Non-U.S. Entities”) may not vote more than 0.043%, 0.595% and 0.362% (collectively, the “Whitebox Non-U.S. Voting Percentage”), respectively, of the Company’s issued and outstanding shares of Common Stock as a result of the Citizenship Limitation and pursuant to Article X of the Certificate of Incorporation and the Investor Rights Agreement;
•by agreement with Delta, any shares of Common Stock in excess of 29.9% held by Delta will be neutral shares with respect to voting rights and voted in proportion to all other votes cast (“for,” “against” or “abstain”) other than by Delta.
The additional shares owned by CK Wheels in excess of 24.9%, less the Whitebox Non-U.S. Voting Percentage (if any), and the additional shares owned by the Whitebox Non-U.S. Entities in excess of the Whitebox Non-U.S. Voting Percentage, in each case will not be counted as issued and outstanding for purposes of counting votes and will not count for purposes of determining whether a quorum is present at any meeting of the Company’s stockholders.
Information About the Company
Wheels Up’s corporate headquarters is located at 2135 American Way, Chamblee, Georgia 30341. Our telephone number is (212) 257-5252 and our internet address is www.wheelsup.com. The information on, or that can be accessed through, such website is not deemed incorporated in, and does not form a part of, this Annual Report. The website address is included as an inactive textual reference only.
Available Information
We make available free of charge on our website at www.wheelsup.com/investors, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after these reports are filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Company’s filings with the SEC are available to the public on the SEC’s website at www.sec.gov. The information on, or that can be accessed through, such websites is not deemed incorporated in, and does not form a part of, this Annual Report. These website addresses are included as inactive textual references only.

ITEM 1A. RISK FACTORS
Risks Relating to Our Business and Industry
We may not be able to successfully implement our growth strategies or realize the expected benefits of our member program changes and operational efficiency and cost reduction initiatives.
Our growth strategies include, among other things, expanding our membership and charter offerings to meet the varying needs of private flyers and enhance our value proposition to a broader addressable market, expanding our operations in domestic and international markets, and gaining market share within the existing markets in which we compete by evolving our service offerings and attaining operational excellence. The timely achievement of our planned strategic business initiatives and financial goals is dependent on, among other things, our ability to continue executing on the foregoing actions and realize cost savings, refine our service offerings, leverage our first-of-its-kind partnership with Delta, progress our fleet modernization strategy and optimize our asset base, achieve operational excellence and develop our technology and infrastructure to support our operations. Our efforts to implement our growth and strategic business initiatives while elevating the experiences of our members and customers are also subject to various risks outside of our control, which may adversely impact our business, results of operations and financial condition. We may not be successful in implementing these initiatives or may fail to realize the expected benefits on the timelines that we anticipate, which may adversely impact our business, prospects, results of operations and financial condition. In addition, any assumptions underlying estimates of growth, expected cost savings, revenues, or operational or profitability goals may turn out to be inaccurate and the timing of such results may not be predicable with certainty.
We have a history of net losses and have not consistently generated positive cash flow from operations.
We have a history of net losses and have not consistently generated positive cash flow from operations, including during years ended December 31, 2024, 2023 and 2022. Given the significant operating and capital expenditures associated with our strategic business initiatives and financial goals, we anticipate continued variability in our net losses during the period of transition. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability, which may require, among other things, broadening and stabilizing our sources of revenue, improving our margins, strategically controlling expenses and timely addressing changes in market dynamics. Accomplishing these objectives may require actions to optimize our asset base, make significant capital expenditures, including with respect to our fleet modernization strategy, enter into new markets, exit existing lines of business or implement additional changes to our member programs or charter offerings. There can be no assurance that we will be able to achieve these objectives, that the timing of any achievement will align with our predictions or that there will not be variability in our financial results during periods of transition. If we cannot achieve and sustain profitability or raise additional capital, our business could be materially and adversely affected, as we may not have sufficient liquidity or be able to meet our contractual obligations, including those arising under operating leases, debt obligations and obligations to customers to provide future services for which we have already received deferred revenue.
We may be unable to execute our fleet modernization strategy on the timeline that we currently anticipate or may fail to realize the expected benefits from such strategy, which may adversely impact our business, prospects, operations, results of operations and financial condition.
In October 2024, we announced our current fleet modernization strategy, which we expect will result in the transition from the operation of four current private jet models - Cessna Citation CJ3, X, and Excel/XLS and Hawker 400XP aircraft - to two different private jet models - Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft - while we continue to operate our Beechcraft King Air 350i turboprop aircraft. We expect that our fleet modernization strategy, or future iterations of such strategy, will take a period of years to complete due to the scale of the expected changes. To execute this strategy, we will need to, among other things, strategically acquire aircraft, whether by purchasing aircraft, entering into aircraft leases with third parties or acquiring the businesses of other private aviation operators, sell current owned aircraft and return current leased aircraft, hire new or re-train certain pilots, operations and maintenance personnel to support our new fleets and further tailor our Wheels Up Membership and Wheels Up Charter offerings to fully integrate the new aircraft types.

This strategy is expected to be capital intensive and will require significant internal and external resources to achieve. During the period of transition, we may experience variability in, or adverse impacts to, our business and operating results, financial performance, asset base and liquidity, due to, among other things, changes in the market for purchases and sales of aircraft, increased costs associated with such strategy, the incurrence of additional indebtedness to finance the acquisition of assets or businesses, difficulty in hiring new or re-training pilots, operations and maintenance personnel to adequately support our aircraft fleets and our ability to timely scale and grow our service offerings alongside changes in our aircraft fleet. In addition, we may be unable to execute our current fleet modernization plan on the timeline that we currently anticipate, or at all, or may fail to realize the expected benefits from such strategy, which may adversely impact our business, prospects, results of operations and financial condition, or frustrate our ability to achieve our financial goals.
We periodically evaluate strategic transactions involving our business, including acquisitions, divestitures, joint ventures, mergers and similar transactions, which involve risk and may adversely affect our ability to execute our strategic business initiatives or achieve our financial goals.
We frequently consider opportunities to acquire or merge with other entities, or acquire assets, products or technologies that may enhance our service offerings or operations, expand the breadth of our markets or customer base, advance our strategic business initiatives, help us achieve our financial goals or otherwise improve the long-term performance or value of the Company. We also evaluate divestitures, joint ventures and other strategic transactions in furtherance of these goals. Any such transaction could be material to our business, results of operations and financial condition, involve substantial execution risk and result in the payment or receipt of different types of consideration, such as cash, the issuance of additional dilutive equity securities or the assumption or issuance of indebtedness. If we elect to pursue any strategic transaction, our ability to successfully implement and realize benefits from such transaction would depend on a variety of factors, including the requirement to obtain third-party consents from our lenders, regulators or other constituencies, or the imposition of additional restrictive agreements or covenants that limit our operating flexibility or the ability to enter into future strategic transactions. As a result of the risks inherent in such transactions, we cannot guarantee that any future transaction will be completed or integrated successfully, or that it will ultimately result in the realization of our anticipated benefits. Such transactions, including the timing thereof, may also have a material adverse impact on our business, prospects, results of operations and financial condition.
Certain of the Company’s stockholders, including Delta, CK Wheels and CIH, collectively own a substantial majority of the outstanding shares of our Common Stock, have consent or approval rights as lenders under our Term Loan and Revolving Credit Facility, and have the contractual right to designate a total of nine of the twelve directors on our Board of Directors as of the date of this Annual Report. As a result, such stockholders may exhibit significant influence over the Company, including with respect to commercial and strategic transactions involving such stockholders and other strategic business initiatives. Such transactions may be in the form of commercial partnerships, joint ventures, the issuance of additional dilutive equity interests, the implementation of leasing structures or sale-leaseback arrangements, commercial understandings and licensing arrangements, or transactions that result in the Company’s capital stock no longer being publicly traded. The announcement or consummation of any such strategic transaction may materially adversely impact our business, prospects, results of operations and financial condition, or may result in significant volatility in the market for, and trading price of, our Common Stock or the Warrants (as defined herein). See also “— Certain stockholders, which are also lenders to the Company, have significant influence over the Company.”
We are exposed to the risk of a decrease in demand for private aviation services.
Demand for private aviation services has fluctuated significantly in recent years due in part to the COVID-19 pandemic, geopolitical events and trends in the behavior of private flyers. We face significant competition from participants in both the private aviation and commercial air travel industries. We have also made changes to our member programs that aim to leverage our density and scale in certain geographic regions and utilize dynamically priced charter services for flights outside of those regions. If demand for private aviation services or success in selling efforts were to decrease in the markets in which we compete, this could result in, among other things, slower new member growth in our core geographic regions, a decline in membership renewals, lower demand for charter flight services, a reduction in aggregate flight utilization and spend, and/or additional changes to our member programs and charter offerings, all of which could have a material adverse effect on our business, results of operations and financial condition.
Furthermore, we have historically relied on Prepaid Blocks as a source of capital to fund our ongoing operations and as an indicator of potential future flight demand. Changes in demand for our offerings and services by our members and customers, or a significant shift in the mix between use of our member programs and charter solutions, could result in a significant decrease in, or a change in the rate at which our members utilize, their Prepaid Blocks, which may significantly impact our working capital and make future demand forecasting more difficult. Such changes could adversely impact our cash flows from operations, unexpectedly accelerate our liquidity needs and require us to seek alternate sources of capital, including from equity or debt financings or asset sales, which may not be available on acceptable terms or at all.
In addition, our customers may consider private air travel to be a luxury item, especially when compared to other modes of transportation, such as commercial air travel. Any general downturn in economic, business and financial conditions that has an adverse effect on our members’ or customers’ spending habits could decrease their demand for travel and, to the extent they travel, increase their use of other travel means considered to be more economical than our offerings and services. In cases where sufficient hours of private flight are needed, many of the companies and individuals to whom we provide services have the financial ability to seek alternative private aviation services should they elect to do so, which may reduce demand for our offerings and services.
The private aviation industry is highly competitive.
Many of the markets in which we operate are highly competitive as a result of the expansion of private aircraft operators, private aircraft ownership and alternatives such as luxury commercial airline service. There are many private aviation industry participants in our primary geographic markets; however, the industry is largely fragmented. There is also significant variability in private aviation business models, which means we compete with large global and smaller local and regional private aviation operators. Factors that affect competition in the private aviation industry include price, reliability, safety, the regulatory environment, professional reputation, aircraft and pilot availability, equipment and quality, consistency and ease of service, willingness and ability to serve specific airports or regions and investment requirements. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base, or that any market share gains we experience will be long lived. The materialization of any of these risks or variability in competition in the private aviation industry could adversely affect our business, prospects, results of operations and financial condition.
Our business is primarily focused on certain targeted geographic regions, which makes us vulnerable to risks associated with having geographically concentrated operations.
Our member base is concentrated in North America, including the northeast, southeast, southwestern and western regions of the U.S. Our charter customer base is more geographically diverse, but with higher levels of density in larger metropolitan areas in the U.S., U.K. and Europe. As a result, our business, results of operations and financial condition are susceptible to regional economic downturns and other regional factors, including regulations and budget constraints, relations among different territories and severe weather conditions, catastrophic events or other disruptions. Likewise, our international operations and customers may be adversely affected by events outside of our control that impact their respective locales. As we seek to expand in our existing markets, opportunities for growth within these regions will become more limited and the geographic concentration of our business may increase.
Delta may have the right to terminate its commercial agreements with us.
Our first-of-its-kind partnership with Delta is governed by the long-term CCA and other agreements contemplated thereby, the primary goals of which are to enhance our offerings and services, provide our members and customers with unique Delta benefits and the ability to access private aviation services and premium commercial travel across our respective platforms, join in certain marketing, communications and sales efforts, and expand other initiatives related to the facilitation of their respective businesses. We believe that our partnership with Delta is an important aspect of the value proposition for current and prospective members and customers. If we are not able to perform under our commercial agreements with Delta, Delta will have the right to terminate the CCA and the other commercial agreements under certain circumstances, which would have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, any amendment or modification of the CCA or additional commercial agreements with Delta would require the consent of certain stockholders under the Investor Rights Agreement, and there can be no assurance that we would be able to obtain such consents. Any inability to timely enter into agreements with Delta on terms favorable to the Company could adversely affect our business, prospects, results of operations and financial condition.
The loss of key personnel upon whom we depend on to operate our business, the inability to attract additional qualified personnel and increased labor costs could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We compete against commercial and private aviation operators, including the major airlines, for pilots, mechanics and other skilled labor, and some of the airlines or private aviation operators may offer wage and benefit packages which exceed ours. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
The supply of pilots to the airline and private aviation industries is limited. Our pilots are subject to stringent pilot qualification and crew member flight training standards, which, among other things, require minimum flight time for pilots, mandate strict rules to minimize pilot fatigue and require periodic recertification. The existence of such requirements effectively limits the supply of qualified pilot candidates and increases pilot salaries and related labor costs. We will also need to hire or re-train pilots rated in the aircraft types that we are transitioning to as part of our fleet modernization strategy, which could increase our short-term and ongoing pilot training and labor costs or result in fluctuations in the number of pilots available to fly during periods of high demand. A shortage of pilots would require us to further increase our labor costs or slow our growth plans, which would result in an increase in our operating expenses, adverse impacts to our margins and an inability to achieve our financial goals. Such requirements also impact pilot scheduling, work hours and the number of pilots required to be employed for our operations. In recent years, we have experienced significant volatility in pilot hiring and attrition, due in part to more pilots reaching retirement age and industry-related factors outside of our control. To achieve our financial and operating goals on the expected timelines, it is important that we balance the number of pilots we employ with the number of aircraft in our fleet and demand, as well as accurately forecast pilot attrition and hiring needs. If our forecasts are inaccurate and we do not effectively balance the number of pilots we employ with demand, or the supply of pilots becomes constricted, our operations and financial results could be materially and adversely affected.
In addition, our results of operations and financial condition may be adversely impacted if we are unable to train or re-train pilots in a timely manner. Due to an industry-wide shortage of qualified pilots, pilot training timelines have fluctuated in recent years based on limited availability of flight simulators, instructors and related training equipment. Although we have taken measures to secure pilot training resources and flight simulator availability, the training of our pilots may not be accomplished in a cost-efficient manner or in a manner timely enough to support our operational needs.
Due to the flexibility on the types of aircraft used to fulfill our flights and the breadth of our unscheduled flight activity, we may not have access to a qualified pilot at the departure location. Our pilots rely on commercial airlines and other modes of transportation to reach departure locations. Any disruption to commercial airline activity or the availability of other modes of transportation may cause us to delay or cancel a flight, or experience higher costs than expected, and could adversely affect our reputation, business, results of operation and financial condition. See “―Aviation businesses are often affected by factors beyond their control including: air traffic and ground congestion at airports; airport capacity restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations and financial condition.”

We may be subject to unionization, work stoppages, slowdowns or increased labor costs and the unionization of our pilots, maintenance workers and inflight crewmembers could result in increased labor costs.
Our business is labor intensive and while our employees, particularly our pilots, maintenance and operations personnel, are not currently represented by labor unions, we may, in the future, experience union organizing activities of our pilots, maintenance or operations personnel, or other crewmembers. In such cases, we would likely be required to negotiate in good faith with the group’s certified representative concerning a collective bargaining agreement, which may result in significant disruptions and adverse public attention. Such union organization activities could lead to work slowdowns or stoppages, which would be disruptive to our operations and could harm our business. In addition, union activity could result in demands that may increase our operating expenses and adversely affect our business, results of operations, financial condition and competitive position.
We may never realize the full value of our tangible and intangible assets, including goodwill or our long-lived assets, which has caused us to, and may cause us in the future to, record impairments that may materially adversely affect our results of operations and financial condition.
In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets, including goodwill, for impairment on an annual basis, or more frequently where there is an indication of impairment. We are also required to test certain of our other assets for impairment where there is any indication that an asset may be impaired, such as our market capitalization being less than the book value of our equity. In recent years, we have realized non-cash, pre-tax impairment charges related to goodwill, including during each of the three months ended September 30, 2022, December 31, 2022, June 30, 2023, and September 30, 2023, for our WUP Legacy reporting unit (excluding Air Partner), as a result of, among other things, changes in our business plan and forecasts and fluctuations in the trading price per share of our Common Stock. In addition, in the first quarter of 2025, the Company expects to record a non-cash, pre-tax impairment charge related to a right of use asset associated with vacated corporate office space.
Quantitative impairment assessments are sensitive to key assumptions, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our assessments are not realized, or such assumptions change due to a change in business or market conditions impacting our forecasts, rises in interest rates that impact our estimate of weighted average cost of capital, or if the trading price of our Common Stock declines significantly from historical levels, it is possible that an additional impairment charge for tangible or intangible assets, including goodwill, may need to be recorded in the future, including as a result of the effects of factors outside our control on our business and operations. In addition, we may incur impairment charges related to certain assets as part of our strategic business initiatives, including cost control measures, or as a result of future acquisition or disposition activity.
The value of our aircraft could also be impacted in future periods by changes in supply and demand for these aircraft, including as a result of the grounding of aircraft, which could adversely impact our business, prospects, results of operations and financial condition, and cause adverse impacts to us under the agreements governing our indebtedness obligations. See also “―The residual value of our owned aircraft may be less than estimated in our depreciation policies.”
An impairment loss related to our tangible or intangible assets, including goodwill, could have a material adverse effect on our results of operations and financial condition. In addition, an impairment loss that is based on, among others, changes in business or market conditions impacting our forecasts, the weighted average cost of capital or the market price of our Common Stock, may adversely impact the perception of the Company held by stockholders, investors, members and customers, which in turn may adversely impact our business, prospects, results of operations, financial condition and the volatility and trading prices for our Common Stock. See Note 2, Summary of Significant Accounting Policies, Note 6, Goodwill and Intangible Assets, and Note 20, Subsequent Events in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report for additional information about impairment and non-cash, pre-tax impairment charges realized during the years ended December 31, 2023 and 2022 or that are expected to be recorded in the first quarter of 2025.

The residual value of our owned aircraft may be less than estimated in our depreciation policies.
As of December 31, 2024, we had $348.3 million of property and equipment and related assets, net of accumulated depreciation, of which $297.1 million relates to our owned aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets or our use of such assets and operating cash flow losses associated with the use of the long-lived assets. If the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of such aircraft types or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material adverse impact to our financial results. Similarly, any factor that may cause an impairment on any of the aircraft types we operate may result in lower appraised values for such aircraft, which in turn could cause adverse impacts to us under the agreements governing our indebtedness obligations.
Significant reliance on relatively few original equipment manufacturers of aircraft, engine and parts poses risks to our business and prospects.
A substantial majority of our controlled aircraft fleet were manufactured by Bombardier Inc. (“Bombardier”), Embraer S.A. (“Embraer”) and Textron Inc. (“Textron”), and as part of our fleet modernization strategy, we intend to transition more heavily to Bombardier and Embraer jets while continuing to operate many Textron aircraft. We also rely, or expect to rely, on Honeywell, Pratt & Whitney and Rolls-Royce aircraft engines to power our controlled aircraft. We have negotiated preferred rates with certain OEMs and other third-party service providers for maintenance services, certain component repair services and to purchase and exchange parts. Parts and services from OEMs and other third-party service providers are subject to their product and workmanship warranties. If any of these OEMs or other third-party service providers fail to adequately fulfill their obligations towards us or experience interruptions or disruptions in production or provision of services due to, for example, bankruptcy, natural disasters, labor strikes or disruption of their supply chain, we may experience a significant delay in the delivery of, or fail to receive, previously ordered aircraft, engines and parts, which would adversely affect our revenue and results of operations and could jeopardize our ability to meet the demands of our program participants. Due to the limited number of OEMs and other third-party service providers that are qualified to service our aircraft or that produce parts available, we are also exposed to potential rising costs passed through by such parties. In addition, if we fail to meet our obligations or are otherwise in default under the contractual agreements with OEMs or other third-party service providers, our access to aircraft engines and parts may become limited and we may experience adverse consequences under the agreements governing our indebtedness, each of which could adversely impact our business, results of operations and financial condition. Although we could choose to operate aircraft of other manufacturers or increase our reliance on third-party operators, such a change would involve substantial expense to us and could disrupt our business activities.
If we face problems with any of our third-party service providers, our operations could be adversely affected.
Our reliance upon third parties to provide essential services that enable us to operate may limit our ability to control the efficiency and timeliness of such services, and in turn, experience disruptions or delays in our operations. We have entered into agreements with OEMs and third-party service providers for access to various facilities and the provision of products and services required for our operations, including aircraft maintenance, ground facilities and IT services, and expect to enter into additional similar agreements in the future. Our agreements with such third-party service providers are generally subject to termination after notice or a stated period. If our third-party service providers terminate their contracts with us or do not provide timely or consistently high-quality service, we may not be able to replace them in a cost-efficient manner or in a manner timely enough to support our operational needs, which could have a material adverse effect on our business, results of operations and financial condition. We may also experience increased costs if we determine it is in our best interests to change from maintenance programs facilitated through OEMs to other third-party service providers, or vice versa.

We may incur substantial costs in connection with our leased aircraft, including for return obligations.
We lease a significant number of aircraft and other equipment used in our operations. In addition, we intend to strategically lease Embraer Phenom 300 series and Bombardier 300 series aircraft as part of our fleet modernization strategy. Our aircraft lease agreements generally have multi-year terms, may require us to cover all or a portion of the maintenance costs associated with the aircraft, and may contain provisions that require us to return aircraft airframes and engines to the lessor in a specified condition or pay an amount to the lessor based on the actual return condition of the equipment. These lease return costs are recorded in the period in which they are incurred. We estimate the cost of maintenance lease return obligations and accrue such costs over the remaining lease term when the expense is probable and can be reasonably estimated. Any unexpected increase in lease return costs, whether due to the condition of the aircraft or the availability and cost of any parts or equipment necessary to put the aircraft in the required return condition, may adversely impact our financial position and results of operations. In addition, any other costs or notice requirements associated with the termination or expiration of an aircraft lease may result in significant financial payments or limit our ability to strategically optimize our fleet, which may adversely impact our cost and fleet optimization initiatives.
We are exposed to operational disruptions and costs due to maintenance and repairs to our aircraft.
Our aircraft fleet requires regular maintenance work, which may cause operational disruption. If we are unable to perform timely maintenance and repairs to our aircraft, our aircraft may become unavailable for extended periods or otherwise underutilized, which could have an adverse impact on our business, results of operations and financial condition. On occasion, airframe or engine manufacturers and/or regulatory authorities require mandatory or recommended modifications to be made across a particular fleet, which may mean having to ground a particular type of aircraft for extended periods while maintenance is performed or parts become available to be installed. This may cause operational disruption to, and impose significant costs on, us. Furthermore, we frequently operate in remote locations where delivery of components and parts or transportation of maintenance personnel could take a significant period of time, which could result in delays in our ability to maintain and repair our aircraft. We often rely on commercial airlines to deliver such components and parts or transport maintenance personnel. Any such delays may pose a risk to our business, results of operations and financial condition. Moreover, our maintenance costs could potentially increase as our fleet ages or as we shift the types of aircraft that comprise our fleet as part of our fleet modernization strategy, and we may be unable to manage the composition of our fleet in a manner that reduces costs due to the availability and prices for replacement aircraft and parts.
We perform certain maintenance activities internally and may be unsuccessful in balancing the mix of maintenance activities handled at our MRO facilities and by third parties, which could impact our relationships with key vendors and have an adverse effect on our future business and results of operations.
We operate MRO facilities and strategically shift certain maintenance and repair activities between our MRO facilities and those of third parties. The availability of third-party maintenance and repair services is finite and geographically dispersed throughout North America. Any increase in the amount of maintenance or repair work that we perform at our MRO facilities could adversely affect our relationships with third parties that have historically provided MRO services to us, and from whom we expect to continue to require maintenance and other services that are in high demand. We may be unsuccessful in balancing the mix of maintenance activities handled at our MRO facilities and by third parties, or be unable to expand our MRO activities commensurate with demand as we execute our fleet modernization strategy, which could have an adverse effect on our future business and results of operations. In addition, performing such services in-house internalizes the risks and potential liability for the performance of such services. If maintenance or repair services are not performed properly, this may lead to significant damage to aircraft, injury or loss of life, adverse publicity and legal claims against us, each of which could have an adverse impact on our business, prospects, results of operations and financial condition.
Significant increases in fuel costs could have a material adverse effect on our business, results of operations and financial condition.
Fuel is essential to the operation of our aircraft and to our ability to carry out our transport services. Fuel costs are a key component of our operating expenses. A significant increase in fuel costs may impact flight activity by our members and customers, and otherwise adversely impact our revenue, operating expenses and results of operations, including our margins. Pursuant to our agreements with members, members pay an indexed fuel surcharge that is applied when the cost of Jet A fuel, as published by the Argus U.S. Jet Fuel IndexTM, is more than $2.00 per gallon, which is calculated based on estimated billable flight time. Given our contractual ability to pass on increased fuel costs, in whole or in part, to certain of our customers and mitigate the risk with others, we do not maintain hedging arrangements for the price of fuel. However, increased fuel surcharges may adversely affect our member retention, the demand for flight services, revenue and margins if a prolonged period of high fuel costs occurs. In addition, potential increased environmental regulations that might require alternative fuels (e.g., sustainable aviation fuel or electrical propulsion) could lead to increased costs. To the extent there is a significant increase in fuel costs that affects the costs of our flight operations or the amount our members and charter customers choose to fly with us, it may have a material adverse effect on our business, prospects, results of operations and financial condition.
Aviation businesses are often affected by factors beyond their control including: air traffic and ground congestion at airports; airport capacity restrictions; air traffic control inefficiencies; increased and changing security measures; changing regulatory and governmental requirements; new or changing travel-related taxes; any of which could have a material adverse effect on our business, results of operations and financial condition.
Like other aviation companies, our business is affected by factors beyond our control, including air traffic and ground congestion at airports, airport capacity restrictions, air traffic control inefficiencies and staffing shortages, increased and changing security measures, changing regulatory and governmental requirements, and new or changing travel-related taxes. Factors that cause flight delays frustrate passengers, increase operating costs and decrease revenues, which in turn could adversely affect demand for our offerings and services and our margins. Any general reduction in flight volumes could have a material adverse effect on our business, results of operations and financial condition.
In the U.S., the federal government singularly controls all U.S. airspace, and aviation operators are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The expansion of our business into international markets involves a greater degree of interaction with the regulatory authorities of the foreign countries in which we may operate. The air traffic control system, which in the U.S. is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel and attracting air traffic controllers. U.S. and foreign air-traffic controllers rely on outdated technologies that routinely overwhelm the system and compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. Unexpected technical system outages have occurred in the past and have resulted in the temporary grounding of all domestic commercial air traffic for periods, which adversely impacted airlines and private aviation industry operators during the duration of the outage. There have also been recent instances where understaffing of certain U.S. and foreign air traffic control systems have led to flight delays and cancellations and resulted in significant costs to aviation operators. These instances are capable of repetition and may harm our business and results of operations in the future. In addition, future changes to U.S. or international air traffic control systems or protocols could lead to increased costs, legal issues or operational inefficiencies, in each case which adversely impact our business and results of operations.
Extreme weather, natural disasters and other adverse events could have a material adverse effect on our business, results of operations and financial condition.
Adverse weather conditions and natural disasters, such as pervasive thunderstorms, hurricanes, winter snowstorms, fog, mist, sea-level rise, wildfires or earthquakes, can cause flight cancellations or significant delays and result in significant operational impacts, loss of revenue, decreased demand for our offerings and services, and reputational harm. In addition, certain airports that we frequently utilize and certain of our facilities are in locations susceptible to the impacts of storm-related flooding, sea-level rise and other climate-related events, which could result in increased costs and loss of revenue in those locations. We frequently fly to small or non-primary airports without a commercial airline presence, which may not maintain the level of preparedness to continue operations during such events. In addition, we must plan our operations around larger weather patterns or wildfires that may render vast territories inaccessible for extended periods or at peak demand times. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may adversely affect our flight volumes, and therefore, could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers.

Climate change-related regulatory activity and developments that may require us to reduce our emissions, make capital investments to modernize or alter our aircraft fleet or certain aspects of our operations, purchase carbon offsets or sustainable aviation fuel, or otherwise pay for our emissions may increase our operating costs and divert management’s attention and resources, which may have an adverse effect on our business, prospects, results of operations and financial condition. In addition, we and other operators in the private aviation industry may be required in the future to make climate-related disclosures depending on operating jurisdictions and status as a publicly-traded company, which could negatively impact the perception of the private aviation industry in a manner that impacts demand or prompts additional regulation, and result in reputational harm for operators.
We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to and mitigate such physical effects of climate change on our operations. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.
The operation of aircraft is subject to various risks, and our failure, or the failure of the aviation industry, to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain members and customers.
The operation of aircraft is subject to various risks, including catastrophic disasters, collisions, crashes and mechanical failures, which may result in personal injury, loss of life and/or damage to property and equipment. We, or other participants in the aviation industry, may experience accidents in the future. These risks could endanger the safety of, or the perception of safety by, our members and customers, our personnel, third-parties and result in the loss of aircraft, equipment, cargo and other property, as well as environmental damage. If any of these events were to occur, we could experience asset losses or a decline in the value of our assets, loss of revenue, termination of customer contracts, higher insurance rates, litigation, regulatory investigations and enforcement actions, including potential grounding of our fleet and suspension or revocation of our operating authorities, and damage to our reputation and customer relationships.
To the extent an accident occurs with an aircraft we operate or charter, we could be held liable for resulting damages, which may involve claims from injured passengers, survivors of deceased passengers and property owners. There can be no assurance that the amount of our insurance coverage available in the event of such losses would be adequate to cover such losses, or that we would not be forced to bear substantial losses from such events, regardless of our insurance coverage. Moreover, any aircraft accident or other safety incident, even if fully insured, and whether involving us or other private aircraft operators, could create a public perception that we are less safe or reliable than other private aircraft operators, which could cause our members and customers to lose confidence in us, switch to other private aircraft operators or seek other means of transportation.
We incur considerable and increasing costs to maintain the quality of our safety program, training programs and aircraft fleet. We cannot guarantee that our efforts will provide an adequate level of safety or an acceptable safety record. If we are unable to maintain an acceptable safety record, we may lose existing members and customers or be unable to attract new members and customers, which could have a material adverse effect on our business, prospects, results of operations and financial condition. Failure to comply with regulatory requirements related to the maintenance of our aircraft and associated operations may result in enforcement actions, including revocation or suspension of our operating authorities. The issuance of FAA or manufacturer directives restricting or prohibiting the use of any one or more of the aircraft types we operate could also have a material adverse effect on our business, prospects, results of operations and financial condition.
Certain aircraft models that we operate have experienced accidents while operated by third parties. If other operators experience accidents with aircraft models that we operate, obligating us to take such aircraft out of service until the cause of the accident is determined and rectified, we may lose revenues and customers. It is also possible that the FAA or other regulatory bodies in another country could ground a model of aircraft that we fly and restrict it from flying in their airspace. In addition, safety issues experienced by a particular model of aircraft could negatively affect the public’s view of industry safety, result in customers refusing to use that particular aircraft model or prompt a regulatory body to ground that particular aircraft model. The value of the aircraft model might also be permanently reduced in the secondary market if the model were to be considered less desirable for future service, which may adversely impact our ability to comply with certain covenants under the agreements governing our indebtedness or require us to post additional collateral to comply with such covenants. Such accidents or safety issues related to aircraft models that we operate could have a material adverse effect on our business, results of operations and financial condition.
Terrorist activities, geopolitical hostilities or other security events may adversely impact our business, results of operations and financial condition.
Terrorist activities, geopolitical hostilities or other security events, or the fear or threat of these events, have adversely impacted the aviation business in general and may adversely impact our business, results of operations and financial condition. These events, or the fear or threat of any of these events, could cause flight delays and disruptions or the imposition of certain travel restrictions, discourage members and customers from flying and decrease member and customer purchases. In addition, such events, even if not made directly on or involving air travel, may result in more financial resources and time being devoted to compliance with new regulations or heightened safety and security procedures that do not currently apply, or generally reduce the demand for private aviation services. We cannot provide any assurance that these events will not harm the aviation industry generally or our business, prospects, results of operations and financial condition, in particular.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Maintaining a good reputation globally is critical to our business. Our reputation or brand image could be adversely impacted by, among other things, any failure to maintain high ethical, social and environmental sustainability practices for all of our operations and activities, our impact on the environment, public pressure from investors or policy groups to change our policies, customer perceptions of our advertising campaigns, sponsorship arrangements or marketing programs, customer perceptions of our use of social media, or customer perceptions of statements made by us, our employees and officers, agents or other third-parties. In addition, we operate in a highly visible industry that has significant exposure to social media. Any change in public perception of the private aviation industry due to perceived adverse impacts on the environment and climate change may have an adverse impact on the demand for our offerings and services, and our reputation, which could adversely affect our business, prospects, results of operations and financial condition. Should we not respond in a timely and appropriate manner to address adverse publicity, our brand and reputation may be significantly harmed. Damage to our reputation or brand image or loss of customer confidence in our services could adversely affect our business and financial results, as well as require additional resources to rebuild or repair our reputation.
If our efforts to continue to build our strong brand identity and improve member satisfaction and loyalty are not successful, we may not be able to attract or retain members and customers, and our operating results may be adversely affected.
We must continue to build and maintain strong brand identity for our offerings and services. We believe that strong brand identity will continue to be important in attracting members and customers, as well as building loyalty to Wheels Up. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract members and customers may be adversely affected. From time to time, our members and customers may express dissatisfaction with our offerings and service offerings, in part due to factors that could be outside of our control, such as the timing and availability of aircraft and service interruptions. To the extent dissatisfaction with our offerings and services is widespread or is not adequately addressed, our brand and ability to attract and retain members and customers may be adversely affected. With respect to our expansion into additional markets, if any, we will also need to establish our brand and to the extent we are not successful, our business in new markets would be adversely impacted.
Any failure to offer high-quality customer support may harm our relationships with our members and customers, and could adversely affect our reputation, brand, business, prospects, results of operations and financial condition.
We strive to elevate member and customer satisfaction through the experience provided by our team and representatives. The ease and reliability of our offerings, including our ability to provide high-quality customer support, is important to attract and retain members and customers. Members and customers depend on our teams to resolve any issues relating to their experience. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain skilled employees who can support our members and customers, and facilitate prompt, satisfactory solutions. As we continue to grow our business and strive for operational excellence, we will face challenges related to providing quality support at an increased scale. Any failure to provide effective and prompt customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, prospects, results of operations and financial condition.
If third-party operators that we rely on to provide certain flights to our members and charter customers do not perform adequately or terminate their relationships with us, our costs may increase and our business, prospects, operations, results of operations and financial condition could be adversely affected.
While we operate a significant portion of the flights for our members and customers, we also rely on our ability to source charter services for a portion of member and customer flight demand. The ability to source charter services from reliable third-party operators is also important to supporting guaranteed availability and recovery in the U.S., U.K. and Europe to members who purchase higher levels of Prepaid Blocks. We expect that our charter offerings will continue to be a significant part of our operating model. If any of our third-party operators do not fulfill their contracts and deliver their services on a timely basis, or at all, due to, among other factors, financial difficulty, staffing shortages, security events, damages to assets, natural conditions or disasters or other disruptions to their operations, we may be held responsible by our members and customers and suffer economic losses, as well as reputational harm.
Several of these third-party operators provide significant capacity to us that we may be unable to promptly replace if that operator fails to perform its obligations to us. Due to aircraft supply constraints across the industry, we may be required to pay more for capacity with our third-party operators to service flights. The failure of any third-party operators to perform to our expectations could result in delayed or cancelled flights, or increased costs, refunds or service credits, and harm the applicable portion of our business and customer relationships. Any significant disruption to our operations as a result of problems with any of our third-party aircraft operators could have an adverse effect on our business, prospects, operations, results of operations and financial condition.
We and certain of our competitors have established, or have attempted to establish, cooperative or strategic relationships with third-party aircraft operators. During times of high demand and limited aircraft supply, there is significant competition for the services of third-party aircraft operators. In the past, we have provided minimum flight guarantees, prepayments and deposits to third-party aircraft operators to secure their services. If we are unable to add new or replacement operators over time, or otherwise source the requisite number of aircraft to service our flight demand on terms favorable to us, our business, prospects, results of operations and financial condition could be adversely affected by significant capital or operating expenditures as we seek alternatives. In addition, if a third-party aircraft operator fails to perform or wrongfully terminates its relationship with us under any contractual arrangement, we may take legal action to recover any prepayments or deposits, or the benefit of our bargain under such arrangements, which may not be successful, require significant financial resources and result in losses.
Insurance costs have risen in recent years and our insurance may become too difficult or expensive to obtain. Any inability to maintain sufficient insurance coverage may materially and adversely impact our business, prospects, financial position and results of operations.
Hazards are inherent in the aviation industry and may result in personal injury, loss of life and property damage, potentially exposing us to substantial liability claims arising from the operation of aircraft. We carry insurance for aviation hull, aviation liability, premises, hangarkeepers, product, war risk, general liability, workers compensation, directors and officers liability, certain cyber risks and other insurance customary in the industry in which we operate. The number of incidents producing insurance claims, as well as the number of insured losses within the aviation and aerospace industries, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. To the extent that our existing insurance carriers are unable or unwilling to provide us with sufficient insurance coverage, and if insurance coverage is not available from another source, our insurance costs may increase and may result in our being in breach of regulatory requirements or contractual arrangements requiring that specific insurance be maintained, which may have a material adverse effect on our business, prospects, results of operations and financial condition. There can be no assurance that underwriters of our insurance have established adequate reserves to fund existing and future claims, which may also adversely impact us.
In addition, incidents related to aircraft operation with respect to the portion of our business where we use third-party operators are generally covered by our third-party operators’ insurance. If our third-party aircraft operators’ insurance costs increase, such operators are likely to pass the increased costs to us, which could in turn cause us to increase the prices paid by our customers, adversely affect demand for our offerings and services, and harm our business or prospects.
If we are unable to adequately protect our intellectual property interests or are found to be infringing on intellectual property interests of others, we may incur significant expense and our business may be adversely affected.
Our intellectual property includes our trademarks, domain names, websites, mobile and web applications, software (including our proprietary algorithms and data analytics engines), copyrights, trade secrets and inventions (whether or not patentable). We believe that our intellectual property plays an important role in protecting our brand and the competitiveness of our business. If we do not adequately protect our intellectual property, our brand and reputation may be adversely affected and our ability to compete effectively may be impaired. Our efforts to protect our intellectual property through a combination of trademark, copyright, and trade secret laws, contracts and policies may not be sufficient or effective. Further, we may be unable to prevent competitors from acquiring trademarks or domain names that are similar to or diminish the value of our intellectual property.
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
We may acquire or introduce new technology into our operations, which may increase our exposure to patent and other intellectual property claims. Any intellectual property claims asserted against us, whether or not having any merit, could be time-consuming and expensive to settle or litigate. If we are unsuccessful in defending such a claim, we may be required to pay substantial damages or could be subject to an injunction or agree to a settlement that may prevent us from using our intellectual property or making our offerings available to customers. In addition, if an intellectual property claim requires us to seek a license to continue our operations, we may be unable to procure a license on terms we deem attractive, or at all, and we may be required to develop non-infringing technological alternatives, which could require significant time and expense. Any of these events could adversely affect our business, results of operations and financial condition.
Risks Relating to Technology, Cybersecurity and Data Privacy
A delay or failure to identify and devise, invest in and implement certain important technology, business and other initiatives could have a material adverse impact on our business, results of operations and financial condition.
In order to operate our business, achieve our goals and remain competitive, we continuously seek to identify and devise, invest in, implement and pursue technology, business and other important initiatives, such as those relating to aircraft fleet structuring, UP FMS, the Wheels Up mobile app, business processes, information technology and other initiatives seeking to ensure high quality service experience. Our business and the aircraft we operate are characterized by changing technology, introductions and enhancements of models of aircraft and services and shifting customer demands, including due to changes in technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and customer preferences, including flight bookings through the Wheels Up mobile app. In addition, the introduction of new technologies or services that compete with our offerings and services could result in our revenues decreasing over time. If we are unable to upgrade our operations or aircraft fleet with the latest technological advances in a timely manner, or at all, our business, results of operations and financial condition could be materially and adversely impacted.
A failure in our technology or breaches of the security of our information technology infrastructure may harm our reputation and adversely affect our business and financial condition.
The performance and reliability of the technology that we and our third-party operators use is critical to our ability to compete effectively. A significant internal technological error or failure or large-scale external interruption in the technological infrastructures on which we and our third-party operators depend, such as power, telecommunications or the Internet, may disrupt our internal network. Any substantial, sustained or repeated failure of the technology that we or our third-party operators use could impact our ability to conduct our business, lower the utilization of our aircraft and result in increased costs. Our technological systems and related data, as well as the systems and data used or managed by third parties on which we rely, may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, system hacks and other security issues.
In addition, as a part of our ordinary business operations, we process personal data, including sensitive personal data of our members, customers and employees. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks, including from ransomware or malware attacks, through vulnerabilities in licensed software or hardware or the use of third-party networks that we do not control or have the ability to monitor, or as a result of other attacks or misappropriation. In addition, a significant portion of our workforce works remotely from time-to-time and/or travels frequently, which enhances the risk that third party actors may improperly access our data, information or systems. Methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and may be difficult to anticipate or to detect for extended periods of time. We may not be able to prevent future data security breaches or unauthorized uses of data. Any breach or circumvention of our systems or the systems of third parties on which we rely may lead to disruptions in our business operations, unauthorized access to or the loss of our ability to access competitively sensitive, confidential or other critical data or systems, a loss of members and customers, regulatory inquiries, disputes and litigation, and material damages, including reputational damage and fines. Additionally, we rely on third parties to help us to implement and manage our cybersecurity risks. Any measures that we take and such third parties take to avoid, detect, mitigate or recover from material cybersecurity threats or incidents can be expensive and may be insufficient or ineffective depending on the circumstances.
Due to the nature of our operations, we rely on substantial safety and security procedures designed to ensure the safe operation of our aircraft and safety of our members and customers. A compromise of the technology systems we use resulting in the loss, disclosure, misappropriation of, misuse, or access to, members’, customers’, employees’, third-party operators’ or other business partners’ information, or any inability to operate our information systems, could result in legal claims or proceedings, liability or regulatory penalties under FAA regulations and laws protecting the privacy of personally identifiable information, disruption to our operations, heightened safety concerns given the nature of our flight operations and damage to our reputation, any, or all of which could adversely affect our, results of operations and financial condition. In addition, as an SEC registrant, we are required to publicly report certain material cybersecurity incidents without unreasonable delay after discovery. Any material cybersecurity incident for which public disclosure is required may result in actual or reputational damages to the Company or result in a loss in confidence in the Company by our current and prospective members and customers, each of which could adversely impact our business, prospects, results of operations and financial condition.
We rely on third-party Internet, mobile and other offerings and services to deliver our mobile and web applications and facilitate our flight management systems, and any disruption of, or interference with, our use of those services could adversely affect our customers, business, results of operations and financial condition.
The continuing and uninterrupted performance of our mobile and web-based applications, UP FMS and cloud infrastructure services provided by a third party is critical to our success. While we have engaged reputable vendors to provide certain of these products or services, we do not have control over the operations of the facilities or systems used by our third-party providers. These facilities and systems may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, human error, terrorist attacks, power outages, pandemics and similar events or acts of misconduct. In addition, any changes in one of our third-party service provider’s service levels may adversely affect our ability to meet the requirements of our customers or needs of our employees. We have experienced, and expect that in the future we will continue to experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints or external factors beyond our control. Sustained or repeated system failures would reduce the attractiveness of our offerings and could disrupt our customers’, suppliers’, third-party vendors’ and aircraft providers’ businesses. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand our service offerings.
We rely on third parties maintaining open marketplaces to distribute our mobile and web applications and to provide the software we use in certain of our offerings and services, including the provision of the flight management system we utilize. If such third parties interfere with the distribution of our service offerings, with our use of such software, or with the interoperability of our platform with such software, our business would be adversely affected.
We rely on third parties maintaining open marketplaces for downloads of our mobile application. There can be no assurance that the marketplaces through which we distribute our applications will maintain their current structures or that such marketplaces will not charge us fees to list our applications for download.
We rely upon certain third-party software and integrations with certain third-party applications to provide our mobile and web-based applications and our service offerings. As our offerings expand and evolve, we may use additional third-party software or have an increasing number of integrations with other third-party applications, software, products and services. Third-party applications, software, products and services are constantly evolving, and we may not be able to maintain or modify our platform, including our mobile and web-based applications and UP FMS, to ensure its compatibility with third-party offerings following development changes. Moreover, some of our competitors or technology partners may take actions which disrupt the interoperability of our offerings with their own products or services, or exert strong business influence on our ability to, and the terms on which we, operate our platform and provide our service offerings to members and customers.
In addition, if any of our third-party providers cease to provide access to the third-party software we use, do not provide access to such software on terms that we believe to be attractive or reasonable, do not provide us with the most current version of such software, modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive products or services, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all. In addition, faulty updates provided by certain third-party software providers may interrupt other software applications or lead to system outages, which could result in significant operational delays or stoppages, or require significant expenditures and time to remediate. Any of these events, and downstream harm or damage to our operations, could adversely affect our business, results of operations and financial condition.
Because we use software to process personal information, privacy concerns in the territories in which we operate could result in additional costs and liabilities to us.
The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the processing and protection of personal information and breach notification procedures. We are also required to comply with laws, rules and regulations relating to data security. Interpretation of these laws, rules and regulations and their application to our software, offerings and services in applicable jurisdictions is ongoing and cannot be fully determined at this time.
The following restrictions and future laws and regulations could increase our exposure to regulatory enforcement action, increase our compliance costs and adversely affect our business:

•In the U.S., these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act and other state and federal laws relating to privacy and data security. Certain of the laws require disclosures about the use of personal data, require users to be able to opt out of information sharing, create causes of actions for data breaches and/or include significant enforcement and penalty regimes. There is some uncertainty as to how emerging federal and state privacy laws could impact our business as it depends on how such laws will be interpreted.
•Outside the U.S., an increasing number of laws, regulations and industry standards apply to data privacy and security. For example, the GDPR, took effect in the European Union (“EU”) in 2018. Following the withdrawal of the U.K. from the EU, the U.K. continues to generally apply GDPR in a substantially equivalent form. The GDPR increased covered businesses’ data privacy and security obligations and imposed stringent data privacy and security requirements, including, for example, detailed notices about how such businesses process personal data, the implementation of security measures, mandatory security breach notification requirements, contractual data protection requirements on data processors and limitations on the retention of records of personal data processing activities.
We expect to continue to devote increasing time and resources to complying with emerging data privacy and information security laws, rules and regulations. Any failure to comply with applicable laws, rules and regulations related to data security to which we are subject or may in the future be subject to could result in, among other things, regulatory proceedings or disputes or litigation against us, losses, damages and fines, or may adversely affect our business, results of operations and financial condition.
Risks Relating to Our Indebtedness and Contractual Obligations
Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition.
We have significant contractual obligations, including operating leases and debt financing obligations. We expect to incur additional obligations as we continue to develop and enhance our business and operations. We lease aircraft under long-term operating leases that include either fixed or variable rate lease payments and certain return and end-of-lease conditions that we are obligated to satisfy upon expiration or termination of an aircraft lease, which may result in substantial payments by the Company for the benefit of the aircraft owner in the event of expiration or termination of a lease. We also have contractual obligations to provide future services for which we have already received deferred revenue from our members and customers, which require that we have sufficient levels of working capital and liquidity on-hand in the future to perform such services.
Our ability to timely pay our contractual obligations as they come due, including under our operating leases, the Revolving Equipment Notes, the Term Loan and the Revolving Credit Facility (as each term is defined in Note 8, Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report), or to perform our obligation to provide future services for which we have already received deferred revenue from our members and customers, will depend on, among other things, our run-rate results of operations, cash flow, liquidity and ability to obtain additional financing in the future. We can provide no assurance that our operations will generate sufficient cash flow to make any required cash payments as they come due, including payments under any existing or future debt obligations or to fund our working capital needs, or that we will be able to obtain additional financing in the future to fund our operations and pursuit of our strategic business initiatives. Any inability to satisfy our contractual obligations as they come due, including any refinancing of our debt obligations on terms we deem attractive, or at all, and maintain sufficient levels of working capital could have a material adverse effect on our business, prospects, results of operations and financial condition, or require the Company to seek strategic alternatives that may not be favorable to stockholders, including under bankruptcy or insolvency laws.

Our ability to obtain additional financing or refinance our existing debt obligations in the future on terms we deem attractive or access the capital markets may be limited.
Our operations are capital intensive, and we require sufficient liquidity levels for our operations and strategic growth plans, including our fleet modernization strategy. We have significant debt obligations and may seek to incur additional indebtedness in the future to fund working capital requirements, debt service obligations, acquisitions of assets or businesses, capital expenditures and other strategic initiatives. Numerous factors may affect our ability to obtain additional financing, refinance existing debt obligations or access the capital markets in the future on terms attractive to us, including our financial performance, operating cash flows, asset base, liquidity, the timing of capital requirements or strategic initiatives, limited public float and market for our equity securities, credit status and any credit ratings then assigned to us, market conditions in the private aviation industry, general economic conditions and conditions in the capital markets generally, and the availability of our assets as collateral for future financings. Our ability to incur additional indebtedness and issue any equity or equity-linked securities without obtaining the consent of third parties is limited under the documents governing the Revolving Equipment Notes, Credit Agreement and Investor Rights Agreement. We can provide no assurance that external financing will be available to us in the future on terms that we deem attractive, or at all, to fund the capital needs of our business. If we are unable to source additional financing on terms we deem attractive, or at all, our business, results of operations and financial condition could be materially adversely affected, and we may be unable to execute our strategic goals.
Agreements governing our debt obligations include financial and other covenants that provide limitations on our business and operations under certain circumstances. Any failure to comply with any of the covenants in such agreements could adversely impact us.
Our financing agreements, including those in connection with the Revolving Equipment Notes, the Term Loan and Revolving Credit Facility, and related guarantees, and other financing agreements that we may enter into from time to time, contain certain affirmative, negative and financial covenants, and other customary events of default. For example, the governing documents for the Revolving Equipment Notes contain certain covenants and events of default, such as a covenant that limits the maximum loan to value ratio of all aircraft financed under the Revolving Equipment Notes Facility, a covenant that limits the maximum concentration of the outstanding aggregate principal amount for Revolving Equipment Notes for specified models of aircraft relative to the outstanding aggregate principal amount of all aircraft financed under the Revolving Equipment Notes Facility, and a requirement to maintain a liquidity reserve in the form of a cash amount or a letter of credit equal to six months of interest charges based on the aggregate principal amount of Revolving Equipment Notes outstanding on any regularly scheduled principal and interest payment date, in each case subject to certain cure rights of the Company. Each of these covenants may require us to make cash prepayments on the Revolving Equipment Notes or deposit additional sums for the benefit of the Revolving Equipment Note lenders in the event of non-compliance. In addition, the Credit Agreement contains separate events of default and covenants, such as limitations on: prepaying, redeeming, repurchasing, or issuing and selling new equity interests of the Company and its subsidiaries; paying dividends and making certain distributions; making certain investments and consummating certain acquisitions, mergers or disposals of assets; and replacing existing indebtedness and incurring new indebtedness and encumbrances. In addition, under the Investor Rights Agreement, we must obtain the approval of certain Lenders to, among other things, incur capital expenditures, consummate certain acquisitions of equity interests or assets in excess of certain amounts, issue equity interests, make material changes to the scope of our business, or enter into certain commercial arrangements with a Lender.
Certain of the covenants in our financing agreements are subject to important exceptions, qualifications and cure rights, including, under limited circumstances, the requirement to provide additional collateral or prepay or redeem certain obligations and the ability to delay payments of interest and principal for limited periods of time. In addition, certain of our debt obligations are cross-collateralized, such that an event of default or acceleration of indebtedness under one agreement could result in an event of default under other financing agreements. If we fail to comply with such covenants, if any other events of default occur for which no amendment, consent or waiver is timely obtained, or if we are unable to timely refinance the debt obligations subject to such covenants or take other mitigating actions, the holders of our indebtedness could, among other things, declare all outstanding amounts and any premiums or penalties immediately due and payable and, subject to the terms of relevant financing agreements, repossess or foreclose on collateral, including our aircraft and other assets that are pledged as collateral under the

Revolving Equipment Notes Facility and Credit Agreement, as applicable, the equity interests of the Company’s subsidiaries or other assets used in our business. The acceleration of significant indebtedness or actions to repossess or foreclose on collateral may cause us to renegotiate, repay or refinance the affected obligations, and there is no assurance that such efforts would be on terms we deem attractive, available in amounts sufficient to satisfy such affected obligations, or at all, or that certain holders of our indebtedness may withhold their consent to such refinancing. We may also experience a downgrade in any credit ratings then assigned to us in such circumstances. Any default, event of default, acceleration of significant indebtedness, actions to repossess or foreclose on collateral, credit downgrade or failure to obtain additional financing on terms we deem attractive, or at all, could have a material adverse effect on our business, results of operations and financial condition. See also Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report for information about interest rate risk associated with our Revolving Equipment Notes, which accrue interest at a variable rate.
Legal and Regulatory Risks Relating to Our Business
We are subject to significant governmental regulation and changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
All interstate air carriers, including us, are subject to regulation by the DOT, the FAA and other governmental agencies, including Department of Homeland Security, Transportation Safety Administration, U.S Customs and Border Protection and others. The laws enforced by these and other agencies impose substantial costs on us, may reduce air travel demand, and may also restrict the manner in which we conduct our business now or in the future, resulting in a material adverse effect on our operations. We also incur substantial costs in maintaining our current certifications and otherwise complying with the laws to which we are subject. An adverse decision by a federal agency may have a material adverse effect on our operations, such as an FAA decision to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft. In addition, any adverse decision that results in the temporary suspension or revocation of our FAA operating certificates or an inability to obtain other licenses, clearances or bonds from governmental agencies would have a material adverse effect on our business, results of operations and financial condition. Our business may also be affected if government agencies shut down for any reason or if there is significant automation or another operational disruption, such as those attributed to air traffic control or weather conditions.
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
In recent years, governments, investors, members, customers, suppliers, employees and other of our stakeholders have increasingly focused on climate change, carbon emissions, waste generation and energy use and the public disclosure of such items. Laws and regulations that curb the use of conventional energy or require the use of renewable fuels or renewable sources of energy, such as sustainable aviation fuel or wind or solar power, could result in a decrease in the availability of hydrocarbon-based fuels for our aircraft or result in higher costs for such fuels. In addition, governments could pass laws, regulations or taxes that increase the cost of such fuels, thereby decreasing demand for our services and also increasing the costs of our operations and the operations of third-party aircraft operators. Other laws or pressure from our stakeholders may adversely affect our business and financial results by requiring, or otherwise causing, us to reduce our emissions, make capital investments to modernize certain aspects of our operations, purchase carbon offsets or otherwise pay for our emissions, purchase quantities of sustainable aviation fuels that are costly or not readily available, or make disclosures about our energy usage or emissions. Such activity may also impact us indirectly by increasing our operating costs. More stringent environmental laws, regulations or enforcement policies, as well as motivation to adopt environmental initiatives to maintain our reputation with our key stakeholders, could have a material adverse effect on our business, prospects, results of operations and financial condition.
Risks Relating to Ownership of Our Securities and Being a Public Company
Certain stockholders, which are also lenders to the Company, have significant influence over the Company.
Certain of the Company’s stockholders, including Delta, CK Wheels and CIH, collectively own a substantial majority of the outstanding shares of our Common Stock as of the date of this Annual Report. As a result of their beneficial ownership of our Common Stock, they have sufficient voting power to significantly influence all matters requiring stockholder approval, including the election of directors, approval of strategic corporate transactions, such as changes in control, or changes in our Board or management. Under our Certificate of Incorporation, our stockholders may act by written consent without a meeting or soliciting the vote of stockholders if such consent is received by the holders of outstanding shares of the relevant class or series having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting of the stockholders. In addition, such stockholders have the contractual right to designate a total of nine of the twelve directors on our Board as of the date of this Annual Report.
Additionally, such stockholders are also lenders under our Term Loan and Revolving Credit Facility. In their capacity as lenders, such stockholders must consent to certain transactions and have the ability to waive defaults or direct the agent under the Credit Agreement to exercise remedies in the event of a default. As a result, such stockholders in their capacity as beneficial owners and lenders, may exhibit significant influence over the Company, and the interests or objectives of these stockholders may differ from the interests or objectives of other stockholders.
Finally, if these stockholders were to sell a substantial number of shares of our Common Stock in the public market, the market price of our Common Stock could be adversely impacted and volatility could increase. The perception or expectation among the public regarding any such sales or the ability of such stockholders to maintain certain rights tied to the level of ownership of Common Stock could also contribute to a decline in the market price of our Common Stock. Similarly, if these stockholders were to assign or transfer their rights and obligations under the Term Loan or Revolving Credit Facility to third parties, the third parties could exercise, among other things, certain consent and voting rights pursuant to the terms of the Credit Agreement, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
We identified a material weakness in internal control over financial reporting and determined that it resulted in our internal control over financial reporting and disclosure controls and procedures not being effective, as of December 31, 2024. If we are not able to remediate any material weakness, or we identify additional deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
SEC rules define a material weakness as a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented or detected on a timely basis. Wheels Up is required to annually provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We are also required to disclose significant changes made to our internal controls procedures on a quarterly basis and any material weaknesses identified by our management in our internal controls over financial reporting during related assessments. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting under Sarbanes-Oxley.
In connection with the audit of Wheels Up’s consolidated financial statements for the year ended December 31, 2024, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. We identified a material weakness in our internal controls over financial reporting with respect to certain deficiencies in controls over information technology (“IT”) for IT systems and applications that are relevant to the preparation of the consolidated financial statements, including (i) access management controls to ensure appropriate segregation of duties and restrict user access to financial applications, programs and data affecting underlying accounting records, and (ii) program change management controls affecting IT applications, key information and underlying accounting records, that ensure IT program and data changes are identified, tested, authorized and implemented properly. These deficiencies impact the effectiveness of application controls and manual IT-dependent controls, as well as the effectiveness of our controls around the periodic closing and preparation processes for our financial statements, which could result in future misstatement(s) of one or more account balances or disclosures, which in turn could result in a material misstatement to our annual or interim consolidated financial statements that could not be prevented or detected. As a result of the material weakness identified during the year ended December 31, 2024, our management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2024. See Part II, Item 9A “Controls and Procedures” in this Annual Report for more information about management’s assessment of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2024.
Effective internal controls are necessary for us to provide reliable financial statements and prevent or detect fraud. The material weaknesses in internal control over financial reporting described above, any new deficiencies identified in our internal control over financial reporting or any deficiencies in our disclosure controls and procedures, if not timely remediated, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements, or the failure to timely file required reports under the Exchange Act. We are in the process of implementing certain measures as part of a remediation plan to address the deficiencies underlying the material weakness identified during the year ended December 31, 2024. We can provide no assurance that the measures we have taken to-date and any actions that we may take in the future will be sufficient to remediate these control deficiencies, or that such remediation measures will be effective at preventing or avoiding any potential future significant deficiency or material weakness in our internal controls. If we identify any new deficiencies in the future or are not able to successfully remediate any material weaknesses, including any deficiencies in our disclosure controls and procedures, the accuracy and timing of our financial reporting may be adversely affected, stockholders, investors, members and customers may lose confidence in the accuracy and completeness of our financial reports, the trading prices for our Common Stock and the Warrants could decline, we could be subject to sanctions or investigations by the SEC, NYSE or other regulatory authorities, and we may not be able to source external financing for our capital needs on acceptable terms or at all. Each of the foregoing items could adversely affect our business, prospects, results of operations, financial condition and the market price and volatility of our Common Stock. In addition, we have expended, and expect to continue to expend, significant resources, including accounting-related costs and significant management oversight, in order to assess, implement, maintain, remediate and improve the effectiveness of our internal controls over financial reporting and our general control environment.
In addition, as a result of reported material weaknesses in internal control over financial reporting described above, a past restatement of our financial statements and other matters raised or that may in the future be raised by the SEC, we are currently subject to, and face the potential for additional, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the deficiencies in our internal control over financial reporting described above, the preparation of our financial statements and the restatement described above. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, prospects, results of operations and financial condition.

We have consummated dilutive issuances of Common Stock in the past and we may undertake additional dilutive issuances of equity securities in the future.
We have consummated dilutive issuances of Common Stock in the past and may undertake additional dilutive issuances of equity securities or securities convertible into or exchangeable or exercisable for equity securities in the future. The number of outstanding shares of Common Stock reported in our periodic reports generally exclude the possible future issuance of any Common Stock pursuant to the following, which were not included in the computation of diluted shares outstanding as of December 31, 2024 or 2023, because the effect would be anti-dilutive or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied as of such dates: outstanding equity awards under our equity incentive plans; upon any cash exercise of WUP and Wheels Up stock options; upon any exchange of WUP profits interests; due to the vesting and issuance of Earnout Shares; and in connection with the exercise of Warrants. Any of the foregoing that increase the number of outstanding shares of Common Stock will result in a change in the percentage ownership held by existing stockholders in Wheels Up, which may cause relative voting power related to such shares of Common Stock to decrease.
In addition, our past dilutive issuances, including the Common Stock issuances to the Lenders during the year ended December 31, 2023, which were entered into and consummated without the approval of the Company’s stockholders based on the Financial Distress Exception provided for in the Shareholder Approval Policy of the NYSE, and any future dilutive issuances, could be the subject of stockholder litigation or disputes, which could adversely impact our business, results of operations and financial condition. In addition, our employees, certain directors and consultants hold, and are expected to be granted, equity awards under current and future equity incentive plans. Certain of these equity incentive plans may be approved by the Lenders due to their ability to collectively cast votes for at least a majority of the outstanding shares of Common Stock at a meeting or act by written consent. Existing stockholders will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable, for shares of our Common Stock or other voting securities.
The issuance of additional Common Stock or securities convertible into or exchangeable or exercisable for Common Stock, whether pursuant to public offerings, at-the-market equity distribution programs or private placements of equity securities, equity incentive plans, existing instruments or otherwise, may result in additional dilution to existing holders of Common Stock and adversely affect volatility in and prevailing market prices for our shares of Common Stock and Warrants.
The price of our Common Stock and Warrants may be volatile.
The price per share of our Common Stock, as well as for the Warrants, may fluctuate due to a variety of factors within and outside of our control, including: (i) changes in the private aviation industry and general demand for travel services; (ii) changes in general market conditions and macro-economic conditions, including the price of aircraft fuel; (iii) developments involving our competitors, such as material announcements or new offerings and services; (iv) changes in applicable laws and regulations affecting our business and operations; (v) variations in our operating performance and the performance of our competitors in general; (vi) changes in our level of indebtedness, other contractual obligations or credit ratings and the terms or covenants associated with our indebtedness or contractual obligations; (vii) actual or anticipated fluctuations in our quarterly or annual operating results and the public’s reaction to our press releases, our other public announcements and our filings with the SEC; (viii) publication of research reports by securities analysts about us or our competitors or our industry or the cessation of such coverage; (ix) actions by stockholders, including sales by stockholders of any of their shares of our Common Stock; (x) increases or decreases in reported holdings by insiders or significant stockholders, including shares of Common Stock held by our Lenders; (xi) fluctuations in trading volume and the volume of shares of our Common Stock available for public sale, including upon expiration of lock-ups or other restrictions on trading shares of Common Stock applicable to certain stockholders; (xii) additions and departures of key personnel; (xiii) commencement of, or involvement in, litigation involving us; (xiv) changes in our capital structure, such as future issuances of equity securities or the incurrence of debt and grants of equity awards under our equity incentive plans; and (xv) general economic and political conditions, such as the effects of recessions, changes in inflation and interest rates, the results of local and national elections, fluctuations in fuel prices and international currency rates, and the impact of corruption, political instability and acts of war or terrorism.
We do not currently pay cash dividends and may not pay cash dividends for the foreseeable future.
We historically have not, and as of the date of this Annual Report do not anticipate in the foreseeable future to, pay cash dividends. In addition, the Credit Agreement limits our ability to pay dividends to holders of our Common Stock, except under certain circumstances, and the Investor Rights Agreement requires the written consent of certain parties thereto for any change in our dividend policy. Any future determination to pay dividends will be at the discretion of our Board, subject to the aforementioned limitations, and will depend on our results of operations and financial condition, capital requirements, contractual limitations, including in our financing instruments, business prospects and such other factors as our Board then deems relevant.
We are subject to securities litigation and may in the future be subject to additional actions, which could cause us to incur substantial costs and divert management’s attention and resources.
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
In addition, we may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business. We dispute the claims that have been asserted against us and intend to vigorously defend against them. Litigation, however, is inherently uncertain, and we are unable to predict the outcome or to estimate the range of loss, if any, that could result from an unfavorable outcome. Any adverse judgment against the Company, the Board or management, whether or not covered by applicable insurance policies may have a material adverse effect on our liquidity and financial condition, or could harm our reputation in a manner that adversely impacts our business and results of operations for an indefinite period.
Future resales of our Common Stock may cause the market price of our securities to drop significantly.
Sales of a substantial number of shares of our Common Stock in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, including with respect to our largest stockholders, could reduce the market price of our Common Stock notwithstanding our financial and operating performance. Our Lenders and certain of our former directors, officers and employees own a substantial number of shares of Common Stock relative to recent historical daily trading volumes. The sale or possibility of sale of these shares could have the effect of increasing the volatility in our Common Stock price or could cause the market price of our Common Stock to increase or decrease rapidly if the holders of such shares sell them or are perceived by the market as intending to sell them.
The NYSE may delist our Common Stock from trading on its exchange, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.
The NYSE has established certain standards for the continued listing of a security on the NYSE. There can be no assurance that we will meet these standards in the future to maintain the listing of our Common Stock on the NYSE, which could be impacted by, among others, the trading price of our Common Stock, our reported results of operations in future periods and general economic, market and industry conditions. We may take action to avoid such delisting, which may not be successful and could have a material adverse effect on our business, prospects, results of operations and financial condition. If our Common Stock is delisted from the NYSE, we may seek to list on another stock exchange or quotation service, which may result in, among other things, an increase in the volatility of, and a limited ability to transact in, our Common Stock, as well as an overall decrease in the trading prices of our Common Stock. If we are not able to obtain a substitute listing for our Common Stock, stockholders may encounter difficulty or be unable to sell their Common Stock. A delisting of our Common Stock from the NYSE could also adversely affect our ability to obtain new or replacement financing and/or result in a loss of confidence by our members, customers, business partners, stockholders, the holders of Warrants (as defined below) or employees.
Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.
As of December 31, 2024, there were 7,991,544 public warrants (“Public Warrants”) and 4,529,950 private warrants (“Private Warrants” and, together with the Public Warrants, the “Warrants”) outstanding, which are classified as derivative liabilities measured at fair value on our balance sheet, with changes in fair value each period reported in earnings. Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on certain factors, some which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such gains or losses could be material. The Public Warrants ceased to be publicly traded on the NYSE on July 17, 2023.
Risks Relating to Our Organizational Documents
Delaware law and our Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Organizational Documents and the General Corporation Law of the State of Delaware (the “DGCL”) contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay for shares of our Common Stock, and therefore reduce the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, our Organizational Documents include provisions:
•providing for a classified board of directors with staggered, three-year terms;
•regarding the ability of our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•regarding the ability of stockholders to act by written consent without a meeting of our stockholders if consent is received by the holders of outstanding shares of the relevant class or series having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting;
•prohibiting cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•regarding the limitation of the liability of, and the indemnification of, our directors and officers;
•regarding the ability of our Board to amend our Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our Bylaws to facilitate an unsolicited takeover attempt; and
•that set forth advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management. In addition, the terms of the Investor Rights Agreement may have the effect of delaying or preventing hostile takeovers and changes in control or changes in our Board or management to the extent that the stockholders party thereto still own a significant amount of Common Stock and do not participate or consent to the applicable transaction.
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
To comply with restrictions imposed by federal law on foreign ownership of U.S. air carriers, our Organizational Documents restrict voting of shares of our capital stock by non-U.S. Citizens. The restrictions imposed by federal law currently require that no more than 25% of our stock be voted, directly or indirectly, by persons who are not U.S. Citizens, and that our president/chief executive officer, at least two-thirds of our officers and at least two-thirds of the members of our Board be U.S. Citizens. Our By-Laws provide that if the number of shares of our capital stock owned or controlled by non-U.S. Citizens exceed 25% of the voting power of our capital stock, the voting rights of the capital stock owned or controlled by non-U.S. Citizens and not registered on a separate stock record (the “Foreign Stock Record”) at the time of any vote or action will be suspended. The suspension of voting power will be terminated upon the earlier of (i) the transfer of the shares to a U.S. Citizen and (ii) the registration of the shares on the Foreign Stock Record. The Investor Rights Agreement also limits the number of shares of Common Stock held by certain Lenders that may be voted at a meeting of the Company’s stockholders or in connection with any consent solicitation in a manner intended to comply with the foregoing requirements. This limitation is also referred to herein as the “Citizenship Limitation.”
The Foreign Stock Record is maintained by our transfer agent. It is the duty of each stockholder that is not a U.S. Citizen to register their shares of capital stock as a non-U.S. Citizen. We and our transfer agent will not permit the number of shares entered on the Foreign Stock Exchange to exceed the Citizenship Limitation. If the number of shares on the Foreign Stock Record exceeds the Citizenship Limitation, each stockholder with capital stock registered on the Foreign Stock Record will have their voting rights suspended on a pro rata basis such that the voting rights afforded to the stock registered on the Foreign Stock Record is equal to the Citizenship Limitation. The voting rights will be reinstated once the voting rights of the capital stock registered on the Foreign Stock Record does not exceed the Citizenship Limitation, not taking into consideration the pro rata reduction.

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
•Cybersecurity incident management and response: We have a cybersecurity incident response plan and specified teams to respond to cybersecurity incidents. If a cybersecurity incident occurs or we identify a vulnerability, our cross-functional teams lead the initial assessment of priority and severity, and external experts may also be engaged as appropriate. Our cybersecurity teams assist in responding to incidents depending on severity levels and seek to improve our cybersecurity incident management plan through periodic simulations of common incidents. Further, we work closely with our external managed security services experts to provide ongoing monitoring and to augment our internal cybersecurity team with incident management and response specialists.
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
We believe our cybersecurity risk management practices are an important part of our enterprise risk management processes, which must be continuously updated and improved. As of the date of this Annual Report, we have not identified risks from cybersecurity threats, including as a result of any past cybersecurity incidents, since the beginning of the last full fiscal year that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. See the caption titled “Risks Relating to Technology, Cybersecurity and Data Privacy” in Part I, Item 1A “Risk Factors” in this Annual Report for more information about cybersecurity and data privacy risks.
Governance
The Board, the Audit Committee and management each actively assess the Company’s cybersecurity and data privacy risk management practices with the goal of being proactive rather than reactive. The Board and the Audit Committee regularly review the Company’s cybersecurity and data privacy risks, including our policies, controls and procedures for identifying, managing and mitigating such risks. The Audit Committee receives periodic reports from our Chief Information Security Officer (“CISO”) and other members of management, to the extent their relevant areas are impacted, regarding cybersecurity and data privacy measures and procedures, the identification of security gaps and compliance with applicable cybersecurity and data privacy regulations. The Audit Committee then briefs the Board at scheduled meetings about cybersecurity and data privacy developments.
Management is responsible for day-to-day monitoring of the prevention, detection, mitigation and remediation of cybersecurity incidents. Our CISO, who reports to our Chief Digital Officer, has primary oversight of material risks from cybersecurity threats. Our CISO has more than 25 years of experience across various information technology, information security and management roles, including leading the development and implementation of cybersecurity and data privacy strategies for the member and customer-facing aspects of our business. In addition, our CISO holds degrees in Engineering Technology and Information Systems and Technology, and industry certifications awarded by the International Information System Security Certification Consortium (ISC2); Certified Information Systems Security Professional (CISSP), and Information Systems Security Engineering Professional (ISSEP). We also have a U.S. Data Privacy Officer, who reports to our Chief Legal Officer, and a European Data Privacy Officer, who reports to our CISO, each of whom have primary oversight of material risks related to data privacy in their respective territories. Our U.S. Data Privacy Officer, who is a licensed attorney, holds industry certifications awarded by the International Association of Privacy Professionals (IAPP). Our European Data Privacy Officer has a master’s degree in public international law and over 10 years of experience working in cybersecurity, data protection and governance.
Our CISO supervises a team of cyber risk architects, engineers and managers who actively work to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means. Our cyber risk team collaborates with internal stakeholders to identify and analyze cybersecurity risks to the Company, implement appropriate controls and enable leaders to make risk-based business decisions that implicate cybersecurity considerations. Our CISO also reports on our cybersecurity and data privacy processes, procedures and risks to our executive management team when changes or risks are expected to impact other portions of the business, including with respect to the Wheels Up mobile app, website and proprietary pricing algorithms.

ITEM 2. PROPERTIES
Aircraft Assets
As of December 31, 2024, we owned and leased certain aircraft utilized in our fleet. We use a “floating fleet” model, which means that our aircraft are geographically dispersed and do not return to a home base. We believe this model allows us to most efficiently address the flight needs of our members and customers, limit costly repositioning flights and provide a meaningful cost advantage on one-way and multi-city itineraries. Our aircraft are subject to regular maintenance, inspection, certification and safety check schedules that may result in aircraft being located at one of our controlled or third-party maintenance facilities from time-to-time.
Fleet Modernization Strategy
In October 2024, we announced our current fleet modernization strategy, which we expect will result in the transition from the operation of four current private jet models — Cessna Citation CJ3, X, and Excel/XLS and Hawker 400XP aircraft — to two different private jet models — Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft, while continuing to operate our King Air 350i turboprop aircraft. We intend to achieve this fleet transition through a mix of opportunistic aircraft acquisitions and strategic leasing activity. In November 2024, we introduced our Embraer Phenom 300 series fleet into our programmatic membership offerings and made it available to our charter customers. Subsequent to the year ended December 31, 2024, we purchased one and began leasing two Bombardier Challenger 300 aircraft, which we expect to introduce into our operations starting in April 2025. We anticipate that the Revolving Equipment Notes Facility (as defined in Note 8, Long-Term Debt in the Notes to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report) will provide us with the flexibility to opportunistically add additional Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft to our fleet over the next three years.
Our current fleet modernization strategy is the result of our continuous review of our aircraft fleet in relation to our anticipated future needs, taking into account the age and composition of our fleet, maintenance costs and availability, anticipated aircraft utilization and the efficiency of and demand for new aircraft types. To achieve our fleet transition, we expect to engage in strategic acquisitions and dispositions of aircraft, as well as enter into leasing arrangements in order to replenish our fleet while maintaining high levels of member and customer service. We believe that our current fleet modernization strategy, latest member program changes and the growth of our charter offerings position us well to strategically utilize our controlled aircraft fleet alongside an “asset-light” charter model to deliver a greater range of global travel alternatives.
Wheels Up Controlled Aircraft
As of December 31, 2024, our owned and leased aircraft fleet was as follows:

Category	Owned	Leased	Total
Premium Jets(1)	17	1	18
Large Jets(2)	—	2	2
Super-Midsize Jets(3)	13	19	32
Midsize Jets(4)	12	5	17
Light Jets(5)	26	15	41
Total Jets	68	42	110
Turboprops(6)	44	—	44
Total Aircraft	112	42	154
__________________
(1)Consists of Embraer Phenom 300 series premium midsize jet aircraft.
(2)Consists of Gulfstream G-IVSP aircraft.
(3)Primarily consists of Cessna Citation X aircraft.
(4)Primarily consists of Cessna Citation Excel/XLS aircraft.
(5)Primarily consists of Cessna CJ3 and Hawker 400XP aircraft.
(6)Primarily consists of Textron and Beechcraft King Air 350i turboprop aircraft.

As part of our fleet modernization strategy, we are introducing a new standardized brand livery and interior design across new aircraft types entering the Wheels Up fleet, including Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft. The updated exterior livery reflects a modern and sophisticated aesthetic, with the iconic UP logo prominently displayed on the tail, winglets and belly. Inside, redesigned cabin interiors will feature premium materials and finishes intended to enhance comfort and style and provide a refined in-flight experience. Additionally, we anticipate that both aircraft types will be equipped with Gogo Business Aviation Galileo HDX satellite-based Wi-Fi, providing high-speed connectivity for an improved passenger experience. We believe that these enhancements align with our commitment to delivering a best-in-class private aviation experience, strengthening brand recognition and enhancing member and customer satisfaction.
Third-Party Network Aircraft
We utilize our global network of third-party operators to fulfill flight demand for both Wheels Up Membership and Wheels Up Charter to provide an enhanced customer experience at an attractive price point. We have access to thousands of aircraft in all private aircraft cabin classes through our global network of third-party operators, which allows us to source a range of aircraft and provide our members and customers with the right aircraft for their specific mission. We believe that our ability to source third-party aircraft globally will continue to be an important part of our business strategy and allow us to fulfill the various needs of our members and customers with a seamless global solution.
At Wheels Up, safety is our first priority. Our third-party aircraft operators must satisfy our rigorous and stringent safety standards for aircraft, crew and operations. To become approved for use, the operator must complete an assessment process to verify compliance with our standards. Additionally, we verify compliance with our crew and aircraft standards using a safety database system for every flight. Under the terms of our agreements with approved third-party operators, they provide service to members and non-member flyers subject to continued compliance with our flight standards. Approved operators are subject to recurring assessments. We contract with operators to participate in our network for periods ranging from a single flight up to three years with compensation to the operator based on the cabin class or other unique characteristics of the aircraft.
Ground Facilities
Wheels Up does not currently own any real property. We lease the land and buildings that we occupy, which primarily consist of FBOs, storage hangars, maintenance facilities and office space. We undertook a review of our leased property portfolio in 2024, and have taken actions to strategically consolidate our operations to improve our efficiency and eliminate spending on leased properties that we do not believe are necessary for our operations.
FBOs and Storage Hangars
We lease aircraft storage hangars utilized in our operations at airports across the U.S. Certain hangar leases are accompanied by ramp or ground leases. These leases are generally shorter in duration and permit access from both the air and land sides. In addition, we lease and operate an FBO at Cincinnati/Northern Kentucky International Airport.
Maintenance Facilities
We lease four primary maintenance facilities utilized in our operations across the U.S. Our maintenance facilities primarily consist of specialized hangars with equipment and tools necessary to maintain and repair our aircraft. These leases are generally longer in duration and contain a mix of hangars and accompanying office space. Our maintenance facilities also house certain mobile maintenance equipment that we use when responding to maintenance requests on aircraft located away from such facilities.

Offices
During the first quarter of 2024, we relocated our corporate headquarters to the Atlanta Member Operations Center in Chamblee, Georgia, which is situated nearby DeKalb-Peachtree Airport. We have long-term leases for our corporate headquarters at the Atlanta Member Operations Center and our New York, New York corporate offices. We use these facilities for executive management, finance and accounting, legal, human resource management, operations, technology, marketing, sales and other administrative functions. We also have various leases for sales offices or operational functions, primarily located within the U.S., which generally have shorter lease durations. Air Partner also leases certain office space outside of the U.S., including adjacent to London Gatwick Airport in the U.K. We believe that our existing facilities are in good condition and suitable for the conduct of our business; however, we continue to rationalize our real estate portfolio as part of our strategic cost reduction initiatives.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty. See Note 14, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report for a discussion of loss contingencies, if any. Below is a discussion of our significant pending legal proceedings:
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York, which was re-filed against FE in the Supreme Court of the State of New York in New York County on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of the material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on our consolidated balance sheets as of December 31, 2024 and 2023, as well as attorneys’ fees and costs. On October 31, 2024, FE filed its defenses to the Company’s claims and simultaneously presented certain counterclaims for unpaid amounts it claims it is owed under the GRP Agreement. We filed our answer and defenses to such counterclaims on November 20, 2024.
We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE and defend against any counterclaims, but there can be no assurance as to the outcome of the dispute with FE. Our success in recovering the amounts from FE will depend upon several factors including the ability of FE to satisfy recoverable amounts using available liquidity or other assets. In its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on May 1, 2024, FE disclosed that upon termination of the GRP Agreement, it applied a portion of the GRP Deposit against certain receivable balances that FE claims it was owed under the GRP Agreement and eliminated the GRP Deposit liability in its financial statements. In its Quarterly Report on Form 10-Q for the three months ended September 30, 2024 filed with the SEC on November 14, 2024, FE disclosed that: (i) it “expects to incur operating losses in the near term as [FE] advances its fleet modernization and associated cost savings initiatives”; (ii) as of September 30, 2024, FE had cash and cash equivalents of approximately $18.7 million and available borrowing capacity of approximately $9.4 million under existing lines of credit, against a working capital deficit of approximately $132.8 million; (iii) FE’s net cash flows used by operating activities was approximately $54.4 million during the nine months ended September 30, 2024; and (iv) FE claims that its cash and cash equivalents on hand, operating cash flows, and proceeds from its fractional program will be sufficient to fund its operations, including capital expenditure requirements, for at least 12 months after November 14, 2024, but it might need additional capital to fund growth plans or as circumstances change, which it claims it could obtain through equity issuances, refinancing existing debt or new borrowings, and if it is not able to refinance existing indebtedness, FE’s liquidity and business would be negatively impacted. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time. See the caption titled “If third-party operators that we rely on to provide certain flights to our members and charter customers do not perform adequately or terminate their relationships with us, our costs may increase and our business, prospects, operations, results of operations and financial condition could be adversely affected” in Part I, Item 1A “Risk Factors” in this Annual Report for further information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is listed on the NYSE under the symbol “UP”.
Holders
As of March 7, 2025, there were approximately 109 holders of record of our Common Stock, which does not include beneficial owners holding our securities through nominee names.
Dividends
We have not paid any cash dividends on our Common Stock and do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”). This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See our Cautionary Note Regarding Forward-Looking Statements, Part I, Item 1A “Risk Factors” and the risks described elsewhere in this Annual Report for more information. Unless the context otherwise requires, references in this MD&A section to “Wheels Up,” “we,” “us,”

“our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries for all periods discussed.
This section generally discusses the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2024.
Overview of Our Business
Wheels Up is a leading provider of on-demand private aviation in the U.S. and one of the largest companies in the industry. Wheels Up offers a complete global private aviation solution with a large and diverse aircraft fleet, backed by an uncompromising commitment to safety and service. Our offering is delivered through a mix of programmatic and charter options that strategically utilize our controlled aircraft fleet and an “asset-light” charter model to deliver a greater range of global travel alternatives. In addition, our first-of-its-kind partnership with Delta Air Lines, Inc. (“Delta”) provides our members and customers with a seamless offering across both private and premium commercial travel.
We offer numerous services to our members, customers and industry partners, and generate the majority of our revenue from flights through our member programs and charter solutions. Flight revenue includes revenue earned from member and customer flights, whether as part of Wheels Up Membership or Wheels Up Charter, and from the use of pre-purchased dollar-denominated credits that can be applied to future costs, including flight services, annual membership fees and other incidental costs such as catering and ground transportation (“Prepaid Blocks”). Membership revenue includes fees paid for Wheels Up’s annual membership, which provides members with access to one of the world’s largest combined fleets of owned, leased and third-party aircraft. Due to the nature of the services that we provide, we have determined that we operate as one reportable segment, which is private aviation services.
Wheels Up has one of the largest and most diverse mixes of available aircraft in the industry. As of December 31, 2024, we had 154 aircraft in our owned and leased fleet that includes Light, Midsize, Super-Midsize, Large and Premium jets and Turboprops. We utilize our controlled aircraft fleet to support both Wheels Up Membership and Wheels Up Charter flights depending on the member’s or customer’s specific mission. We also have access to a large and diverse fleet and a global network of safety-vetted charter operators, which must continually satisfy our safety standards for aircraft, crew and operations. Together, our controlled aircraft fleet and global network of third-party charter operators position us to provide our members and customers with the right aircraft for the right mission, and create the opportunity for our members and customers to select a mode of travel that works for their specific needs. Our flight operations are typically favorably affected by increased utilization of our aircraft and generally higher levels of charter activity in the summer months and close in time to major U.S. holidays.
Our Offerings and Services
Over time, our member programs and global charter offerings have evolved to meet the varying needs of private fliers across the markets we serve. In June 2024, we announced our newly aligned offerings – Wheels Up Membership and Wheels Up Charter – which we believe simplify the private aviation experience for our members and customers, provide attractive benefits for the full spectrum of private fliers, and grant private fliers the freedom to tailor each trip to their specific needs. We expect our service offerings will continue to evolve as we implement our fleet modernization strategy and fully integrate new aircraft types into our operations.
Join Up: Wheels Up Membership
Private fliers with predictable annual spend can utilize Wheels Up Membership, where a small annual fee and purchase of Prepaid Blocks unlock increased flexibility and expanded global access and for certain fliers, guaranteed availability and recovery within the continental U.S., U.K. and Europe, subject to certain terms and conditions. Wheels Up Membership also provides access to an enhanced lifestyle program of events, experiences and member benefits. Our first-of-its-kind partnership with Delta allows Wheels Up members the opportunity to earn Delta Diamond Medallion® status based on their qualifying Wheels Up spend and use Prepaid Blocks to purchase discounted Delta flights and receive other benefits with Delta, in each case subject to certain terms and conditions. All membership options provide access through the Wheels Up mobile app and website to charter flights and dynamic pricing.
Wheels Up Membership provides varying benefits and services that we believe suit a range of existing and potential individual and business private fliers. We believe Wheels Up Membership offers a simplified on-ramp to private flying with less complexity and lower up-front cost compared to traditional competitive private aviation programs. Wheels Up Membership is comprised of two primary membership categories — Individual and UP for Business:
•Our Individual membership, when paired with the purchase of a Prepaid Block, affords members with preferential benefits, such as capped hourly rate pricing in high density travel regions in the U.S. along the east coast, west coast and travel in between (our “Primary Service Area”), greater aircraft availability, including during peak demand days, access across cabin classes and, depending on the size of the Prepaid Block, guaranteed availability and recovery within the continental U.S., U.K. and Europe, subject to certain terms and conditions. The flexibility of our Individual membership is designed for individual fliers, as well as business fliers that opt to purchase Prepaid Blocks at more modest levels.
•Our UP for Business membership consists of small and medium enterprise, and custom enterprise solutions for business fliers that tend to spend at higher levels than individual members. Whether Wheels Up is the primary provider of the member’s private flights or a supplementary solution to the member’s own aircraft operations, our UP for Business membership provides business fliers with tailored options to fit their needs. The flexibility of our offering also provides our UP for Business members with the ability to book, purchase and manage their private travel needs and book commercial travel through Delta, all from a single source. UP for Business members that purchase Prepaid Blocks receive enhanced benefits, including, among others, guaranteed aircraft availability and capped or fixed hourly rate pricing, subject to certain terms and conditions.
Our member programs are designed to enhance travel benefits for our members in our Primary Service Area and utilize our charter solutions to service demand in all regions in North America and globally. The breadth of our complementary charter solutions enables us to offer flexible global solutions to our members. In June 2024, we enhanced our Wheels Up Membership offering by providing expanded global aircraft access and guaranteed availability and recovery outside of our Primary Service Area in the continental U.S., U.K. and Europe, subject to certain terms and conditions, for members that purchase higher levels of Prepaid Blocks. While capped hourly rate pricing continues to apply only in our Primary Service Area, we believe that the expansion of guaranteed availability and recovery, as well as generally shorter aircraft call out times, position us well to deliver enhanced value, flexibility and accessibility to members with an array of flight missions. We anticipate that these additional member benefits will be an important driver of future revenue growth.
Fly Up: Wheels Up Charter
For travelers who are looking to pay as they go, Wheels Up Charter allows members and non-member customers to book charter trips with no upfront costs for everything from a family vacation to a multi-stop, international business itinerary. Wheels Up Charter is a global solution that leverages the capabilities of our domestic charter teams and the global capabilities of Air Partner Limited, our subsidiary (“Air Partner”), which allows us to offer options to suit virtually every charter need through our international network of trusted partners. Our charter offerings customize the member and customer experience for short- or long-haul flights with bespoke private jet arrangements or group charters, including for commercial-size charters with large passenger groups of 15 or more, sports teams, global corporate events and tour operations. Wheels Up Charter complements Wheels Up Membership and provides a leading solution for members and non-member customers wishing to fly globally through attractive market-based pricing and personalized alternatives.

In June 2024, we announced enhancements to Wheels Up Charter intended to incentivize and reward frequent charter bookings. Wheels Up Charter customers earn rewards for each flight equal to a 2% flight credit for every $50,000 spent on charter flights, and Delta Diamond Medallion® status after achieving qualifying flight spend, subject to certain terms and conditions. In addition, we have transitioned our Connect and Core “pay-as-you-fly” memberships to our charter business. We expect that this transition will result in cost savings to these customers that did not previously enjoy the capped or fixed hourly rate pricing. We believe that Wheels Up Charter provides users of our platforms with a greater range of flight alternatives, and is an important part of our value proposition and position in the private aviation industry.
Other Activities & Services
In addition to our Wheels Up Membership and Wheels Up Charter offerings, we provide wholesale charter services to customers such as charter flight brokers and third-party operators. Our wholesale customers typically pay us an agreed fixed rate for a flight that we operate on their behalf, which varies based on factors such as the aircraft type and date of the flight, and in turn sell the flight to their own retail customers. Revenue from wholesale flights is categorized as Flight revenue.
We also generate Other revenue from group charter flights, cargo flights, maintenance, repair and operations (“MRO”) services, fixed-base operator (“FBO”) services, safety and security services, and special missions, including government, defense, emergency and medical transport.
We believe that these primarily non-member facing activities and services complement our core private aviation business and provide additional sources of revenue. Revenue from the foregoing activities and services is generally categorized as Other revenue.
Review of 2024 Achievements
As described under the captions below, we made significant progress during the year ended December 31, 2024 to evolve our commercial strategy and enhance our partnership with Delta, launch our latest fleet modernization strategy, implement cost reduction and operational efficiency initiatives, and progress toward our previously announced profitability goals.
Evolving Our Commercial Strategy
Streamlining Our Product Portfolio
In June 2024, we announced our newly aligned offerings – Wheels Up Membership and Wheels Up Charter – which we believe simplify the private aviation experience for our members and customers. We anticipate that the streamlining of Wheels Up Membership and Wheels Up Charter will be beneficial to members and customers, and will allow the Company to benefit from its scale and operational network worldwide. We also introduced booking experience upgrades for our website and mobile app, which make it easier for private fliers to explore our dynamic rates across dates, departure and arrival destinations.
Enhanced Delta Benefits
In June 2024, we expanded our first-of-its-kind partnership with Delta when Wheels Up Partners Holdings LLC (“WUP”) and Wheels Up Partners LLC (“WUP LLC”), each a subsidiary of Wheels Up, entered into the Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024 (the “Amended CCA”), with Delta, which replaced the original January 2020 agreement entered into at the time Wheels Up acquired Wheels Up Private Jets LLC (“WUPJ”) from Delta. The Amended CCA marks a continued commitment by Wheels Up and Delta to further their long-term commercial endeavors and provides for, among other things, the terms on which certain of Wheels Up’s members can continue to purchase discounted premium commercial air travel with Delta, including by the use of eligible Prepaid Blocks, an amendment to a related agreement that governs the terms on which certain of Wheels Up’s members and customers may receive enhanced benefits under the Delta SkyMiles® and Delta Medallion® programs, certain other in-kind benefits among the parties in furtherance of their joint sales efforts and related to the facilitation of their respective businesses. The Delta-related benefits for Wheels Up Membership and Wheels Up Charter described above are pursuant to the Amended CCA and related agreements.
Our Fleet Modernization Strategy
In October 2024, we announced our current fleet modernization strategy, which we expect will result in the transition from the operation of four current private jet models — Cessna Citation CJ3, X, and Excel/XLS and Hawker 400XP aircraft — to two different private jet models — Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft, while continuing to operate our King Air 350i aircraft. We immediately introduced the Embraer Phenom 300 series fleet that we acquired in the Phenom Asset Acquisition (as defined below) into our operations upon closing. Subsequent to the year ended December 31, 2024, we purchased one and began leasing two Bombardier Challenger 300 aircraft, which we expect to introduce into our operations starting in April 2025.
We believe that our recently announced fleet modernization strategy will enhance the experience that we deliver to our members and customers, alongside an expected decrease in the average age of our controlled aircraft fleet, increase in maintenance availability and reliability, and improvements in fuel efficiency. We also expect to utilize a portion of our existing pilot base and seamlessly adapt our maintenance processes to operate the additional Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft that we expect to acquire by re-training certain of our pilots in the applicable fleet types and scaling our maintenance operations throughout the fleet transition.
To achieve our fleet transition, we expect to engage in strategic acquisitions and dispositions of aircraft, as well as enter into leasing arrangements in order to replenish our fleet while maintaining high levels of member and customer service. For example, in the first quarter of 2025, we sold our fleet of owned Cessna Citation X aircraft to an unrelated third-party buyer, entered into leases for a portion of the sold aircraft and amended existing Cessna Citation X leases with the same buyer. This transaction and similar transactions that we may undertake in the future, as well as expected available borrowings under the Revolving Equipment Notes Facility (as defined below), are expected to provide us with the flexibility to opportunistically transform our controlled aircraft fleet. We believe that our current fleet modernization strategy, latest member program changes and the growth of our charter offerings position us well to strategically utilize our controlled aircraft fleet alongside an “asset-light” charter model to deliver a greater range of global travel alternatives.
Acquisition of 17 Embraer Phenom 300 Series Aircraft and Related Assets
In November 2024, WUP LLC completed the acquisition of 17 Embraer Phenom 300 and Phenom 300E aircraft, certain related maintenance assets to support the fleet, and an existing customer program (collectively, the “Acquired Phenom Assets”) from Grandview Aviation LLC (“GVA” and such acquisition, the “Phenom Asset Acquisition”). The closing date cash purchase price for the Acquired Phenom Assets was approximately $95.0 million, reflective of the $105.0 million base purchase price less certain closing date adjustments, which was subject to a customary post-closing true-up related to estimated assumed liabilities at closing. Subsequent to the year ended December 31, 2024, we received an insignificant amount from GVA upon finalization of the post-closing true-up adjustment under the APA. Concurrently with the closing of the Phenom Asset Acquisition, WUP LLC and GVA entered into several operations-focused agreements to facilitate on-demand flight operations using the Acquired Phenom Assets while such aircraft are transitioned from a U.S. Federal Aviation Administration (“FAA”) operating certificate held by GVA to the FAA operating certificate held by WUPJ, which will terminate upon conclusion of the transition. See Note 5, Acquisitions and Divestitures in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report for more information about the Phenom Asset Acquisition.
2024 Revolving Equipment Notes Facility
Concurrently with the closing of the Phenom Asset Acquisition in November 2024, WUP LLC closed a financing transaction that provides for the issuance from time to time by WUP LLC of Series A-1 equipment notes (the “Revolving Equipment Notes”) in the aggregate principal amount up to $332.0 million (the “Revolving Equipment Notes Facility”), of which approximately $331.3 million aggregate principal amount was initially funded by Bank of America, N.A. and issued on November 13, 2024. WUP LLC used a portion of the net proceeds from the initial closing of the Revolving Equipment Notes Facility to fund the purchase price for the Phenom Asset

Acquisition and to redeem in-full all amounts due and owing under the Company’s former 12% fixed rate equipment notes originally issued on October 14, 2022 (collectively, the “2022 Term Equipment Notes”). The remaining cash net proceeds, before certain transaction-related expenses, were funded to the Company’s balance sheet and are expected to be used for general corporate purposes, including the execution of the Company’s fleet modernization strategy.
Delta provided credit support for the Revolving Equipment Notes Facility, which effectively guarantees WUP LLC’s payment obligations thereunder upon the occurrence and continuation of specified events of default, in exchange for an annual fee as a percentage of the aggregate principal amounts drawn under the Revolving Equipment Notes Facility that is payable-in-kind by the Company as if it was an amount borrowed under the Revolving Credit Facility (as defined below). The Revolving Equipment Notes Facility utilizes an enhanced equipment trust certificate (“EETC”) loan structure that allows WUP LLC to reborrow any amounts of principal repaid under the facility on and after November 13, 2024 and prior to November 13, 2027 (the “Availability Period”) for the purchase of additional aircraft to be secured by such facility during the Availability Period, subject to certain conditions. As of December 31, 2024, the Revolving Equipment Notes were secured by first-priority liens on 96 of the Company’s owned aircraft and in the future will be secured by first-priority liens on any additional aircraft for which a Revolving Equipment Note is issued from time to time (collectively, the “Revolving Equipment Notes Collateral”). The maturity date for the five-year Revolving Equipment Notes Facility is November 13, 2029 (the “Revolving Equipment Notes Maturity Date”). See Note 8, Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report for more information about the Revolving Equipment Notes Facility and related credit support arrangement, redemption in-full of the 2022 Term Equipment Notes and the Second Credit Agreement Amendment (as defined in Note 8) entered into in connection therewith.
Network Optimization and Cost Reduction Initiatives
Capitalizing on Our Primary Service Area
We continue to take steps to consolidate our operations more fully within our Primary Service Area, which is a crucial step in our efforts to transition our business to areas where we expect to generate sustainable profits. By concentrating our controlled aircraft fleet in our Primary Service Area, where our members enjoy fixed or capped rate pricing, we expect to benefit from improved network density with significant cost and operating advantages for us, as well as attractive pricing and leading service levels for our members and customers. We also expect that our streamlined Wheels Up Membership and Wheels Up Charter offerings will drive additional sales and flight activity for our controlled aircraft fleet in our Primary Service Area, while demonstrating the prevalence of our global charter solutions.
Driving Efficiencies in Our Maintenance Activities
We continue to implement changes to our aircraft fleet management and maintenance operations that are intended to improve the efficiency of our operations and the availability of our aircraft, as well as reduce our operating costs. In 2024, we reallocated certain maintenance resources from underutilized facilities, which included, among other actions, closing our maintenance operations in Broomfield, Colorado, Cincinnati, Ohio and Westchester County, New York, and relocating our mobile service units in Sacramento, California, Las Vegas, Nevada, and Salt Lake City, Utah, and certain service units in Burbank, California, to the Eastern U.S. We also announced the possible consolidation of certain maintenance resources at Fort Lauderdale-Hollywood International Airport and Palm Beach International Airport (“PBI”) into a new facility at PBI. However, as part of a strategic review in connection with our fleet modernization strategy first announced in October 2024, we subsequently determined to consolidate our Florida maintenance operations at our existing facility at PBI in the first quarter of 2025. We believe these actions to shift maintenance resources to our other geographically diverse facilities will better align with our operational footprint.
Progressing Certificate Consolidation

In 2024, we made substantial progress to consolidate our FAA operating certificates, which is intended to simplify our flight operations by harmonizing our procedures across the entire company. Steps we took in 2024 to execute our FAA operating certificate consolidation plan included:
•In March 2024, we completed the fleet transition of our Cessna Citation Excel/XLS fleet to WUPJ following approval of the transition by the FAA in November 2023;
•In March 2024, the FAA issued operational authority that allowed us to begin transitioning our Beechcraft King Air 350i, Cessna Citation CJ3 and Cessna Citation X aircraft fleets to a single FAA operating certificate held by WUPJ;
•In June 2024, we completed the transition of our Beechcraft King Air 350i fleet to WUPJ;
•In July 2024, we satisfied FAA gatekeeping milestones allowing for the transition of our owned and leased Cessna Citation X fleet to WUPJ and transitioned all of our Cessna Citation X aircraft to WUPJ;
•In October 2024, the FAA approved our revised certificate consolidation plans addressing the streamlined addition of the Embraer Phenom 300 and Phenom 300E, and Bombardier Challenger 300 and Challenger 350 aircraft types to the WUPJ FAA operating certificate;
•In December 2024, we consolidated the FAA operating certificate held by our former subsidiary, Mountain Aviation, LLC (“Mountain Aviation”), with that of WUP LLC through the merger of Mountain Aviation and WUP LLC; and
•In January 2025, the FAA approved the addition of the Embraer Phenom 300 and Phenom 300E aircraft types to the WUPJ FAA operating certificate, and we immediately began transferring our controlled aircraft to WUPJ.
We expect our FAA operating certificate consolidation and related operational efficiency efforts, including the anticipated addition of the Bombardier Challenger 300 and Challenger 350 aircraft types to the WUPJ FAA operating certificate in March 2025, will continue to contribute meaningfully to our service delivery, fleet modernization plan and financial results in future periods.
Additional Operational Efficiency Initiatives
We have taken numerous discrete actions intended to improve our operating efficiency and reduce our fixed costs, including the opening of our Member Operations Center located in the Atlanta, Georgia area (the “Atlanta Member Operations Center”) in May 2023 and strategically reducing the number of controlled aircraft in our fleet. We expect to continue to take actions to simplify our business, drive our asset utilization and focus on our core private aviation services. We also expect to strategically adjust our controlled aircraft fleet to match demand as we focus on improved asset utilization and implement discrete cost reduction initiatives that do not adversely impact the customer experience or our service offerings. We believe these actions are important to achieving operational excellence and supporting future profitable flying.
Key Factors Affecting Financial Condition and Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Market Competition
The private aviation industry is highly competitive and fragmented, with operators providing an array of service options primarily in the forms of whole aircraft ownership, fractional aircraft ownership, aircraft management, lease-based models, jet cards, membership programs, charter solutions and wholesale operations. Many private jet operators only provide one service option; however, larger operators are increasingly adding service options to serve the diverse needs of their customers and better utilize their aircraft assets. These different service models result in drastically different business and operating models, as well as significantly different levels of up-front and ongoing financial commitment required by the customer. We compete with providers across all of the incumbent categories and experience similar cycles in the industry as our competitors, which are generally marked by periods of rapid expansion that result in short-term supply constraints, followed by periods of more moderate growth that provide opportunities for consolidation. We expect that competition in the private aviation industry will remain strong and that increased consolidation over the past several years as participants aim to leverage the scale of their operations will continue. Our ability to retain members and customers is a key factor in our ability to generate revenue. While we believe that our latest member programs and charter offerings appeal to a broad base of private aviation users, we must continue to adapt our service offerings and customer outreach efforts to meet the needs of a variety of private flyers. We believe that our diversified offering of both membership-based programs and complementary global charter solutions produce significant advantages over our competitors and can be scaled to meet the varying needs of a wider array of private fliers across our global platform.
Transition and Restructuring Initiatives
In recent years, we have rapidly advanced our member programs and charter offerings, implemented discrete and structural cost reduction and operational efficiency initiatives, and experienced changes in our aircraft fleet, including as a result of the fleet modernization strategy first announced in October 2024. As we strive to achieve our financial goals, we expect to take additional actions to improve our service offerings, control costs, optimize our service delivery and transform our asset base to support long-term growth. While we are actively working on these initiatives and expect to continue to further refine our practices in the future, the timing of these actions and their resulting impacts cannot be predicted with certainty. We have experienced, and expect to continue to experience in the near-to-medium term, additional variability in our business, results of operations and financial condition during the period of transition. As a result, our sequential and year-over-year financial and operating results may not be immediately reflective of the benefits we expect to realize from such ongoing actions, if at all. During the period of continued transition, we may experience volatility and adverse or unintended impacts on our business, prospects, results of operations and financial condition that may not be reflective of future results or trends.
Costs and Expense Management
Our operating results are impacted by our ability to manage costs and expenses, as well as realize cost savings from improving our operations, leverage our scale and optimize previously acquired assets and businesses. Our success depends, in part, on achieving a balance between revenue growth initiatives and investments, and maintaining cost discipline through our cost reduction measures in order to decrease losses and drive eventual profitability. As described above, during 2024 we made improvements to our cost structure by implementing discrete cost reduction initiatives, changes to our workforce and other operational efficiency measures. We are working to find additional opportunities to enhance margins and operate more efficiently, while elevating the member experience and delivering operational excellence. In addition, we are investing significant time and resources into advancing our sophisticated pricing and scheduling algorithms and data optimization engines to help optimize the utility and efficiency of our operations.
Economic Conditions & Inflation
The private aviation industry is volatile and affected by economic cycles and trends. On-demand flying is typically discretionary for members and customers, and may be affected by negative trends in the economy. Consumer confidence, changes in fuel prices, inflation, interest rates, geopolitical instability, governmental regulations or actions, taxes, tariffs and trade policies, safety concerns and other factors all could negatively impact our business, prospects, results of operations and financial condition. In addition, our members and customers may resort to other options for travel more or less frequently depending on the economic cycle. While we believe our current member programs and charter offerings, as well as our aircraft fleet, are well positioned to best serve our total addressable market, the foregoing factors, many of which are outside of our control, may adversely impact our ability to retain members and customers, grow or sustain previous levels of flight activity, efficiently utilize our assets, manage our costs and expenses, or provide service offerings on terms attractive to our members and customers.
In addition, we are directly and indirectly impacted by inflation. Since 2020, the U.S. has experienced inflation rates that are higher than historical average. Although inflation rates continued to normalize to historical trends throughout 2024, we have experienced price relocation for certain products and services we used in our operations, as well as wages for qualified personnel, that may be prolonged or permanent. It is also difficult to predict future levels of inflation or the impacts of taxes, tariffs and trade policies in the broader economy and in the aviation industry. We have taken action to more effectively manage the direct impacts of inflation on our business by being more deliberate about our procurement practices, entering into agreements with third party service providers to reduce the variability of our expenses and attempting to capitalize on current asset values as we optimize our aircraft fleet. We have also taken action to more effectively manage the indirect impacts of inflation through adjustments to our member programs, the implementation of enhanced dynamic pricing models for certain service offerings, and increasing the resources devoted to delivering charter solutions, which generally utilize dynamic market rates. We expect to continue to review and adjust our practices as necessary to manage adverse impacts from inflation and other economic conditions.
Changes in Our Workforce
In recent years, we have experienced increased competition for qualified personnel, including pilots, maintenance and operations personnel, that are eligible for hire due to our stringent qualification and training standards. In the past we have sought to attract and retain qualified, experienced and skilled personnel through various compensation initiatives, including equity compensation awards to pilots that were the first of their kind in the private aviation industry. To achieve our financial goals, it is important that we tailor our hiring practices and accurately forecast attrition to balance the number of qualified personnel that we need with the size of aircraft fleet and market demand for our services. If our forecasts are inaccurate, we do not effectively balance the number of personnel we employ with the size of our aircraft fleet and market demand, or the supply of qualified, experienced and skilled personnel, including pilots, becomes constricted, our results of operations and financial condition could be adversely affected.
Non-GAAP Financial Measures
In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). These non-GAAP financial measures are an addition, and not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any performance measures derived in accordance with GAAP. We believe that these non-GAAP financial measures of financial results provide useful supplemental information to investors about Wheels Up. However, there are certain limitations related to the use of these non-GAAP financial measures and their nearest GAAP equivalents, including that they exclude significant expenses that are required to be recorded in Wheels Up’s financial measures under GAAP. Other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures may not be directly comparable to similarly titled measures of other companies.
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
The following table reconciles Adjusted EBITDA to Net loss, which is the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(339,635)	$(487,387)
Add back (deduct):
Interest expense	65,352	41,255
Interest income	(2,170)	(6,121)
Income tax expense	1,226	1,383
Other expense, net	717	660
Depreciation and amortization	56,546	58,533
Change in fair value of warrant liability	8	(739)
(Gain) loss on divestiture	(2,003)	2,991
Loss on disposal of assets, net	3,295	—
Equity-based compensation expense	45,977	25,633
Impairment of goodwill	—	126,200
Acquisition and integration expense(1)	—	2,108
Restructuring charges(2)	7,850	43,655
Fleet modernization expense(3)	28,135	—
Atlanta Member Operations Center set-up expense(4)	3,481	30,568
Certificate consolidation expense(5)	6,749	11,375
Other(6)	6,599	4,018
Adjusted EBITDA	$(117,873)	$(145,868)
__________________
(1)Consists of expenses incurred associated with acquisitions, as well as integration-related charges incurred within one year of the applicable acquisition date, which are primarily related to system conversions, re-branding costs and fees paid to external advisors.
(2)For the year ended December 31, 2024, primarily consists of charges for contract termination fees and employee separation programs as part of our ongoing cost reduction and strategic business initiatives. For the year ended December 31, 2023, primarily consists of restructuring charges related to the restructuring plan that we announced on March 1, 2023 (the “Restructuring Plan”) and related strategic business expenses incurred to support significant changes to our member programs and certain aspects of our operations, which primarily include consultancy fees associated with designing and implementing changes to our member programs and obtaining financing, and severance and recruiting expenses associated with executive transitions and other employee separation programs as part of our cost reduction initiatives.
(3)Consists of expenses incurred in connection with the execution of our fleet modernization strategy first announced in October 2024, which primarily includes expenses associated with transitioning Embraer Phenom 300 series aircraft to our operations, pilot training programs aligned to our fleet modernization strategy, amounts reserved during the fourth quarter of 2024 related to existing Parts and supplies inventory deemed in excess of future business needs after considering our fleet modernization strategy and loss on debt extinguishment of $14.4 million associated with the redemption in-full of the 2022 Term Equipment Notes on November 13, 2024.
(4)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations, which primarily includes redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023, and related expenses concluded during the second quarter of 2024, approximately one year after operations began.
(5)Consists of expenses incurred to execute consolidation of our FAA operating certificates, which primarily includes pilot training and retention programs and consultancy fees associated with planning and implementing the consolidation process.
(6)Includes: (i) for both periods presented above, (a) collections of certain aged receivables which were added back to Net loss in the reconciliation presented for the year ended December 31, 2022, which for the periods presented above increase the Adjusted EBITDA loss, and (b) amounts reserved related to existing Parts and supplies inventory deemed in excess of future business needs after considering certain strategic business initiatives; (ii) for the year ended December 31, 2024, (a) reserves and/or write-offs of certain aged receivables associated with our former aircraft management business divested on September 30, 2023, and (b) expenses incurred in connection with ongoing litigation matters; and (iii) for the year ended December 31, 2023, charges related to an individually immaterial litigation settlement during the third quarter of 2023.

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
The following table reconciles Adjusted Contribution to Gross profit (loss), which is the most directly comparable GAAP measure (in thousands, except percentages):

	Year Ended December 31,
	2024	2023
Revenue	$792,104	$1,253,317
Less: Cost of revenue	733,075	1,232,506
Less: Depreciation and amortization	56,546	58,533
Gross profit (loss)	$2,483	$(37,722)
Gross margin	0.3%	(3.0) %
Add back:
Depreciation and amortization	$56,546	$58,533
Equity-based compensation expense in cost of revenue	2,228	3,927
Restructuring expense in cost of revenue(1)	3,984	1,075
Fleet modernization expense in cost of revenue(2)	10,033	—
Atlanta Member Operations Center set-up expense in cost of revenue(3)	1,860	24,704
Certificate consolidation expense in cost of revenue(4)	5,297	8,044
Other(5)	3,256	3,975
Adjusted Contribution	$85,687	$62,536
Adjusted Contribution Margin	10.8%	5.0%
___________________
(1)For the year ended December 31, 2024, primarily consists of charges for employee separation programs as part of our ongoing cost reduction and strategic business initiatives. For the year ended December 31, 2023, primarily consists of restructuring charges related to the Restructuring Plan and other employee separation programs as part of our cost reduction initiatives.
(2)Consists of expenses incurred in connection with the execution of our fleet modernization strategy first announced in October 2024, which primarily includes expenses associated with transitioning Embraer Phenom 300 series aircraft to our operations, pilot training programs aligned to our fleet modernization strategy and amounts reserved during the fourth quarter of 2024 related to existing Parts and supplies inventory deemed in excess of future business needs after considering our fleet modernization strategy.
(3)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations, which primarily includes redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023, and related expenses concluded during the second quarter of 2024, approximately one year after operations began.
(4)Consists of expenses incurred to execute consolidation of our FAA operating certificates, which primarily includes pilot training and retention programs and consultancy fees associated with planning and implementing the consolidation process.
(5)Includes amounts reserved related to existing Parts and supplies inventory deemed in excess of future business needs after considering certain strategic business initiatives.

Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	As of December 31,
	2024	2023	% Change
Active Members	5,369	9,947	(46)%

	Three Months Ended December 31,
	2024	2023	% Change
Active Users	7,286	10,744	(32)%

On-Time Performance (D-60)	80%	87%	n/m

Completion Rate	98%	98%	n/m

Utility	41.1	31.0	33%

Live Flight Legs	12,731	14,374	(11)%

Private Jet Gross Bookings(1)	$212,395	$243,278	(13)%

Total Gross Bookings(1)	$313,861	$286,646	9%

Private Jet Gross Bookings per Live Flight Leg	$16,683	$16,925	(1)%

	Year Ended December 31,
	2024	2023	% Change
Live Flight Legs	50,116	64,481	(22)%

Private Jet Gross Bookings(1)	$810,133	$1,023,516	(21)%

Total Gross Bookings(1)	$1,043,826	$1,201,163	(13)%

Private Jet Gross Bookings per Live Flight Leg	$16,165	$15,873	2%
________________
(1)    Amount shown in thousands.

Active Members
We define Active Members as the number of membership accounts that generated membership revenue in the applicable period and are active as of the end of the reporting period. We use Active Members to assess the adoption of our premium offerings which is a key factor in our penetration of the market in which we operate and a key driver of Membership revenue and Flight revenue.
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
Utility
We define Utility for the applicable period as the total revenue generating flight hours flown on our controlled fleet, excluding empty repositioning legs, divided by the monthly average number of available aircraft in our controlled fleet. Utility is expressed as a monthly average. We measure the revenue generating flight hours for a given flight on our controlled aircraft as the actual flight time from takeoff to landing. We determine the number of aircraft in our controlled fleet available for revenue generating flights at the end of the applicable month and exclude aircraft then classified as held for sale. We believe Utility is a useful metric to measure the efficiency of our operations, our ability to generate a return on our assets and the impact of our fleet modernization strategy.
Live Flight Legs
We define Live Flight Legs as the number of completed one-way revenue generating private jet flight legs in the applicable period, excluding empty repositioning legs and owner legs related to aircraft under management. We believe Live Flight Legs is a useful metric to measure the scale and usage of our platform and our ability to generate Flight revenue.
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

For each of Private Jet Gross Bookings and Total Gross Bookings, the total gross spend by our members and customers is the amount invoiced to the member or customer and includes the cost of the flight and related services, such as catering, ground transportation, certain taxes, fees and surcharges. We use Private Jet Gross Bookings and Total Gross Bookings to provide useful information for historical period-to-period comparisons of our business and to identify trends, including relative to our competitors. Our calculation of Private Jet Gross Bookings and Total Gross Bookings may not be comparable to similarly titled measures reported by other companies.
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Quarterly Reports on Form 10-Q for each of the three months ended March 31, 2024 and June 30, 2024, as well as certain other earnings materials furnished in connection therewith, “Total Private Jet Flight Transaction Value” and “Total Flight Transaction Value” were presented as non-GAAP financial measures, and “Total Private Jet Flight Transaction Value per Live Flight Leg” was presented as a key operating metric. To improve the clarity of our reports filed with the SEC and to use comparable terminology to other registrants, beginning with our Quarterly Report on Form 10-Q for the three months ended September 30, 2024, we relabeled “Total Private Jet Flight Transaction Value,” “Total Flight Transaction Value” and “Total Private Jet Flight Transaction Value per Live Flight Leg” as Private Jet Gross Bookings, Total Gross Bookings and Private Jet Gross Bookings per Live Flight Leg, respectively. In addition, we began presenting Private Jet Gross Bookings and Total Gross Bookings as key operating metrics given their usage. We will no longer present Private Jet Charter FTV or Other Charter FTV, which were included in such past filings.
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
Membership revenue is comprised of a one-time initiation fee paid at the commencement of a membership and recurring annual fees. Historically, a portion of the initiation fee was applied to annual dues; however, we discontinued initiation fees starting in July 2024. The remainder of the initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the member relationship period, which is estimated to be three years. Members are charged recurring annual fees to maintain their membership. Revenue related to the annual fees is deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles® program as part of their membership, then a portion of the membership fee is allocated at contract inception.
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
Sales and Marketing
Sales and marketing expense primarily consists of compensation expenses in support of sales and marketing such as commissions, salaries, equity-based compensation and related benefits. Sales and marketing expense also includes expenses associated with advertising, promotions of our services, member experience, account management and marketing.
General and Administrative
General and administrative expense primarily consists of compensation expenses, including allocable portions of equity-based compensation and related benefits, for our executive, finance, human resources and legal teams and other personnel performing administrative functions. General and administrative expense also includes any other cost or expense incurred not deemed to be related to Cost of revenue, Sales and marketing expense or Technology and development expense.
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

Gain (loss) on divestiture
Gain (loss) on divestiture primarily consists of the net working capital adjustment received in the first quarter of 2024 associated with the divestiture of our aircraft management business on September 30, 2023.
Gain (loss) on disposal of assets, net
Gain (loss) on disposal of assets, net, consists of any gains or losses on disposal of other assets during the period.
Loss on extinguishment of debt
Loss on extinguishment of debt consists of fees incurred during the period to extinguish debt instruments in advance of the maturity date.
Change in Fair Value of Warrant Liability
Change in fair value of Warrant liability consists of unrealized gain (loss) on the Warrants (as defined below) assumed as part of the business combination consummated on July 13, 2021 between WUP and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination”), including 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”), in each case exercisable for 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock.
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

Results of Our Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
The following table sets forth our results of operations for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended December 31,		Change in
	2024	2023	$	%
Revenue	$792,104	$1,253,317	$(461,213)	(36.8)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	733,075	1,232,506	(499,431)	(40.5)%
Technology and development	40,690	61,873	(21,183)	(34.2)%
Sales and marketing	84,317	88,828	(4,511)	(5.1)%
General and administrative	137,594	145,873	(8,279)	(5.7)%
Depreciation and amortization	56,546	58,533	(1,987)	(3.4)%
(Gain) loss on sale of aircraft held for sale	(4,622)	(16,939)	12,317	72.7%
Loss on disposal of assets, net	3,295	—	3,295	n/m
Impairment of goodwill	—	126,200	(126,200)	(100.0)%
Total costs and expenses	1,050,895	1,696,874	(645,979)	(38.1)%

Loss from operations	(258,791)	(443,557)	184,766	41.7%

Other income (expense):
Change in fair value of warrant liability	(8)	739	(747)	(101.1)%
Gain (loss) on divestiture	2,003	(2,991)	4,994	n/m
Loss on extinguishment of debt	(17,714)	(4,401)	(13,313)	n/m
Interest income	2,170	6,121	(3,951)	(64.5)%
Interest expense	(65,352)	(41,255)	(24,097)	(58.4)%
Other expense, net	(717)	(660)	(57)	(8.6)%
Total other income (expense)	(79,618)	(42,447)	(37,171)	(87.6)%

Loss before income taxes	(338,409)	(486,004)	147,595	(30.4)%

Income tax expense	(1,226)	(1,383)	157	11.4%

Net loss	(339,635)	(487,387)	147,752	30.3%
Less: net income (loss) attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(339,635)	$(487,387)	$147,752	30.3%
n/m - not meaningful

Revenue
Revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023, was as follows (in thousands):

	Year Ended December 31,		Change in
	2024	2023	$	%
Membership	$57,614	$82,857	$(25,243)	(30.5)%
Flight	633,865	884,065	(250,200)	(28.3)%
Aircraft management	9,707	175,829	(166,122)	(94.5)%
Other	90,918	110,566	(19,648)	(17.8)%
Total	$792,104	$1,253,317	$(461,213)	(36.8)%
The decrease in Membership revenue was driven by a 46% decrease in Active Members year-over-year. The decrease in Active Members was primarily as a result of the regionalization of our member programs and focus on profitable flying, as well as streamlining our membership offering.
The decrease in Flight revenue was primarily driven by a 22% decrease in Live Flight Legs year-over-year, which resulted in a $197.0 million reduction to Flight revenue, and an 8% decrease in Flight Revenue per Live Flight Leg, which resulted in a $53.2 million reduction to Flight revenue primarily as a result of our focus on more profitable flying.
The decrease in Aircraft management revenue is attributable to the divestiture of our aircraft management business on September 30, 2023. We do not expect to realize any significant revenue associated with aircraft management activities in future periods.
The decrease in Other revenue was primarily attributable to a $17.0 million decrease in sales of aircraft inventory, as the Company has reduced its focus on whole aircraft sales, and the absence of $7.0 million of software licensing revenue recognized during fiscal year 2023. The decrease was partially offset by a $4.7 million increase in group charter revenue.
Costs and Expenses
Cost of Revenue
Cost of revenue decreased $499.4 million, or 41%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in Cost of revenue was primarily driven by the decreases in revenue noted above, a $22.8 million decrease in expenses associated with setting up our Atlanta Member Operations Center and a $2.7 million decrease in expenses associated with our FAA certificate consolidation. The decreases were partially offset by $12.4 million of one-time charges associated with increasing our reserve for excess and obsolete inventory for certain parts inventory deemed in excess of forecasted demand for aircraft maintenance as a result of our fleet modernization strategy, as well as a $2.0 million associated with certain employee restructuring actions implemented in the second quarter of 2024 as we exited underutilized maintenance facilities during the year.
Adjusted Contribution Margin increased 580 basis points for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily attributable to the operational efficiency initiatives discussed above. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of Gross margin to Adjusted Contribution Margin.
Technology and Development
Technology and development expenses decreased $21.2 million, or 34%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by an $11.8 million reduction in employee compensation, bonus and allocable costs due to headcount reduction actions taken in fiscal year 2023, including the absence of a $2.3 million one-time charge associated with the Restructuring Plan recognized during the first quarter of 2023. The decrease was also attributable to a $4.0 million reduction in enterprise software costs, including the absence of a $2.7 million charge in the third quarter of fiscal year 2023 associated with a software implementation project that was abandoned during the period, a $2.5 million reduction in development and hosting costs, and a $1.6 million reduction in spend for IT equipment and telecommunication services.
Sales and Marketing
Sales and marketing expenses decreased $4.5 million, or 5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by a $4.2 million reduction in employee compensation, bonus and allocable costs driven by headcount reduction actions taken in fiscal year 2023, including the absence of a $2.1 million one-time charge associated with the Restructuring Plan recognized during the first quarter of 2023. The decrease was also attributable to a $2.0 million decrease in sales commissions, primarily driven by the decrease in year-over-year Membership revenue and revenues from whole aircraft sales, and a $1.1 million decrease in equity-based compensation expense associated with historical awards which vested prior to or within the current period. The decreases were partially offset by a $1.9 million increase in advertising spend and a $0.7 million increase in sales consulting spend.
General and Administrative
General and administrative expenses decreased $8.3 million, or 6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by a $21.7 million reduction in consulting and legal expenses associated with strategic planning and integration activities, a $17.5 million reduction in employee compensation, bonus and allocable costs due to headcount reduction actions taken in fiscal year 2023, including the absence of a $5.4 million one-time charge associated with the Restructuring Plan recognized during the first quarter of 2023. The decreases were partially offset by a $24.4 million increase in equity-based compensation expense primarily attributable to the Executive Performance Awards (as defined in Note 11) and $3.7 million in charges associated with implementing our fleet modernization strategy.
Depreciation and Amortization
Depreciation and amortization expenses decreased $2.0 million, or 3%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily as a result of the reduction in aircraft in our controlled fleet as we execute our fleet modernization strategy.
Interest Income
Interest income decreased $4.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was attributable to holding lower levels of cash equivalents in money market funds during the period.
Interest Expense
Interest expense increased $24.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily attributable to paid-in-kind interest expense associated with the Term Loan (as defined below) entered into during the second half of 2023.
Income Tax Expense
Income tax expense decreased $0.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Net Loss
As a result of the factors described above, Net loss improved by $147.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from debt financing transactions, and operating activities, primarily from deferred revenue associated with the sale of Prepaid Blocks. As of December 31, 2024, we had $216.4 million of Cash and cash equivalents and $30.0 million of Restricted cash, and our long-term debt obligations consisted primarily of approximately $317.5 million aggregate principal amount outstanding of Revolving Equipment Notes, the Term Loan (as defined below) in the aggregate principal amount of approximately $443.9 million (including capitalized paid-in-kind interest) and the Credit Support Premium (as defined below) portion of the Revolving Credit Facility (as defined below) in the aggregate principal amount of $1.1 million. In addition, we had a working capital deficit of $583.7 million as of December 31, 2024 and Net cash used in operating activities was $77.9 million for the year ended December 31, 2024. See the caption titled “Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in this Annual Report for more information about our contractual obligations.
Pursuant to the Credit Agreement (as defined below), Delta has provided a commitment for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances and is subject to liquidity-driven repayment conditions. As of each of December 31, 2024 and the date of this Annual Report, no amounts were outstanding under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment, which remains available to be drawn until September 20, 2025. See “Sources and Uses of Liquidity—Long-Term Debt—Term Loan and Revolving Credit Facility” below for more information about the Revolving Credit Facility.
We expect to meet our liquidity needs for the next 12 months with a combination of cash and cash equivalents, cash flows from operations, strategic dispositions of non-core or underutilized assets, proceeds from borrowings under the Revolving Equipment Notes and, if needed, borrowings under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment. Our ability to satisfy our long-term liquidity needs will depend on, among others, our ability to generate cash flows from operations and enter into additional or alternate financing arrangements.
Sources and Uses of Liquidity
Long-Term Debt
2024 Revolving Equipment Notes
In November 2024, WUP LLC entered into a Note Purchase Agreement, dated as of November 13, 2024 (the “Initial Revolving Equipment Notes Closing Date” and such agreement, the “2024 Note Purchase Agreement”), with Wilmington Trust, National Association (“Wilmington Trust”), as subordination agent and trustee, and Wheels Up Class A-1 Loan Trust 2024-1, a Delaware statutory trust (the “2024-1 Trust”), which provides for a Revolving Equipment Notes Facility in an aggregate principal amount up to $332.0 million, of which approximately $331.3 million aggregate principal amount was funded and issued on the Initial Revolving Equipment Notes Closing Date. Pursuant to the 2024 Note Purchase Agreement, any amounts of principal repaid by WUP LLC during the Availability Period, either through regular principal amortization payments or from the early redemption of principal amounts related to any aircraft secured by the Revolving Equipment Notes Facility, will become available to be reborrowed by WUP LLC for the purchase of additional aircraft to be secured by such facility during the Availability Period, subject to certain conditions. WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions.
The Revolving Equipment Notes mature on November 13, 2029. The Revolving Equipment Notes bear interest at the variable rate of the then applicable three-month secured overnight funds rate (“SOFR”) plus 1.75% per annum from the Initial Revolving Equipment Notes Closing Date to the end of the Availability Period, SOFR plus 2.25%

immediately after the end of the Availability Period to November 13, 2028, and SOFR plus 2.75% from November 13, 2028 to the Revolving Equipment Notes Maturity Date, with annual amortization of principal amount equal to 10% per annum from the Initial Revolving Equipment Notes Closing Date through the end of the Availability Period and 12% per annum thereafter. Interest on the Equipment Notes is payable quarterly on each February 15, May 15, August 15 and November 15 of each year, beginning on February 15, 2025, and on the Revolving Equipment Notes Maturity Date. Principal payments on the Revolving Equipment Notes are scheduled for payment on the same dates as interest payments. WUP LLC must also pay a customary commitment fee on unused amounts available to be borrowed under the Revolving Equipment Note Facility.
The Revolving Equipment Notes are secured by the Revolving Equipment Notes Collateral. WUP LLC’s obligations under the Revolving Equipment Notes are guaranteed by the Company, WUP and WUPJ, which has a FAA Part 135 operating certificate. In the future, WUP LLC must cause certain additional subsidiaries and affiliates of WUP LLC that hold a FAA Part 135 operating certificate to become a guarantor under the Revolving Equipment Note Facility under certain circumstances. The 2024 Note Purchase Agreement, Trust Indenture and Mortgage entered into by WUP LLC and Wilmington Trust, as the mortgagee thereunder, on the Initial Revolving Equipment Notes Closing Date, pursuant to which the Revolving Equipment Notes were issued, and related guarantees contain certain covenants and events of default that are customary for transactions of this type. The maturity of the Revolving Equipment Notes may be accelerated upon the occurrence of certain events of default, including the failure by WUP LLC (in some cases after notice or the expiration of a grace period, or both) to make payments thereunder when due, a failure to comply with certain covenants and certain bankruptcy events involving the Company, its guarantors or Delta. See Note 8, Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report for more information about the Revolving Equipment Notes.
During the year ended December 31, 2024, the Company redeemed in-full the Revolving Equipment Notes for five aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes by $13.9 million. As of December 31, 2024, approximately $317.5 million aggregate principal amount of Revolving Equipment Notes were outstanding, approximately $14.5 million was available to be borrowed under the Revolving Equipment Notes Facility to fund future aircraft acquisitions and the carrying value of the 96 aircraft that were subject to first-priority liens under the Revolving Equipment Notes was $297.2 million.
Credit Support
Delta agreed to provide credit support for the Revolving Equipment Notes Facility, which effectively guarantees WUP LLC’s payment obligations thereunder upon the occurrence and continuation of specified events of default, in exchange for an annual fee as a percentage of the aggregate principal amounts drawn under the Revolving Equipment Notes Facility that is payable-in-kind by the Company and accrues interest over the life of the Revolving Equipment Notes Facility (the “Credit Support Premium”). The Credit Support Premium constitutes a revolving loan payable to Delta under the Revolving Credit Facility. Amounts in respect of the Credit Support Premium accrue while the Revolving Equipment Notes are outstanding and include interest that is compounded and capitalized on the last day of each calendar quarter; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment that is available to be borrowed by the Company from time to time under the Revolving Credit Facility. The Credit Support Premium will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. See Note 8, Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report for more information about the Credit Support Premium.
Term Loan & Revolving Credit Facility
On September 20, 2023 (the “Credit Agreement Closing Date”), the Company entered into a Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”), and Cox Investment Holdings LLC (“CIH” and, collectively with Delta and CK Wheels, the “Initial Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), pursuant to which (i) the Initial Lenders provided a term loan facility (the “Initial Term Loan”) in the aggregate original principal amount of $350.0 million and (ii) Delta provided a commitment for a revolving loan facility (the “Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million.
On November 15, 2023 (the “Final Credit Agreement Closing Date”), the Company entered into Amendment No. 1 to Credit Agreement (the “First Credit Agreement Amendment” and, collectively with the Original Credit Agreement and Amendment No. 2 to Credit Agreement, dated November 13, 2024, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, and certain other lenders named therein (collectively, the “Incremental Term Lenders” and, collectively with the Initial Lenders, the “Lenders”), and the Agent, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided an additional term loan facility (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”) in the aggregate original principal amount of $40.0 million. Upon the closing of the Incremental Term Loan, the Credit Facility consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility in the aggregate original principal amount of $100.0 million.
The scheduled maturity date for the Term Loan is September 20, 2028, and for the Revolving Credit Facility, is the earlier of September 20, 2028 and the first date after September 20, 2025 on which all borrowings under the Revolving Credit Facility have been repaid, subject in each case to earlier termination upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility (each, a “Loan” and, collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each loan is payable-in-kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December and the applicable maturity date.
The Credit Agreement also contains certain covenants and events of default, in each case customary for transactions of this type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding any segregated account exclusively holding customer deposits and certain other assets, in each case as specified in the Credit Agreement) and a junior lien on the Revolving Equipment Note Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company and the equity interests of such subsidiaries have been pledged as collateral. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors.
As part of the Credit Facility, Delta has provided a commitment for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million under the Credit Agreement. The $100.0 million commitment from Delta is separate and apart from the portion with respect to the Credit Support Premium. The Company may request to make borrowings under the Revolving Credit Facility at any time until September 20, 2025 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the Revolving Credit Facility prior to maturity as follows: (i) at any time prior to September 20, 2025, to the extent the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $100.0 million and (ii) on or after September 20, 2025 but prior to maturity, to the extent that the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $125.0 million and if Consolidated Cash Flow (as defined in the Credit Agreement) has been positive for any fiscal quarter since September 20, 2023. As of each of December 31, 2024 and the date of this Annual Report, no amounts were outstanding under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment.

Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(77,888)	$(665,285)
Net cash (used in) provided by investing activities	$(46,681)	$40,870
Net cash provided by financing activities	$78,662	$300,954
Net decrease in cash, cash equivalents and restricted cash	$(46,357)	$(327,328)
Cash Flow from Operating Activities
The cash outflow from operating activities during the year ended December 31, 2024 primarily consisted of our Net loss, net of non-cash charges, of $161.9 million, and the balance was primarily attributable to a decrease in net operating assets and liabilities. During the year ended December 31, 2024, we sold $595.4 million of Prepaid Blocks compared to $482.1 million for the year ended December 31, 2023. The 23% year-over-year increase in Prepaid Block sales was attributable to a higher volume of purchases in the first three quarters of 2024 as compared to the prior year. We have historically experienced greater purchases of Prepaid Blocks from our members during the third and fourth quarters of the calendar year.
Cash Flow from Investing Activities
The cash outflow from investing activities during the year ended December 31, 2024 was primarily attributable to $137.8 million of capital expenditures, including $15.0 million of capitalized software development costs. The outflow was partially offset by $85.6 million in proceeds from sale of aircraft held for sale, net of selling costs and $7.9 million of post-closing cash proceeds associated with divestiture of the non-core aircraft management business.
Cash Flow from Financing Activities
The cash inflow from financing activities was primarily attributable to the net proceeds from the initial issuance of the 2024 Revolving Equipment Notes of $327.2 million, partially offset by the repayments of long-term debt of $246.5 million, which included redemptions of 2022 Term Equipment Notes due to aircraft sales, the redemption in-full of the 2022 Term Equipment Notes in November 2024 and subsequent redemptions of Revolving Equipment Notes due to aircraft sales. We also incurred debt issuance costs of $1.6 million associated with the initial issuance of the Revolving Equipment Notes in November 2024.
Future Obligations and Commitments
As of December 31, 2024, our principal ongoing commitments consisted of contractual cash obligations to pay principal and interest payments under the Revolving Equipment Notes, principal and accrued interest under the Credit Agreement when due at maturity, operating leases for certain controlled aircraft, leased facilities, including our corporate headquarters at the Atlanta Member Operations Center, our corporate office in New York, New York, and other operational facilities, such as hangars and maintenance facilities, trade payables and ordinary course arrangements involving our obligation to provide services for which we have already received deferred revenue. For further information about the foregoing obligations and commitments, see the following disclosures in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report: Note 3, Revenue; Note 8, Long-Term Debt; and Note 10, Leases.
In October 2024, we announced our current fleet modernization strategy, as described above. To execute this strategy, we will need to, among other things, strategically acquire aircraft, whether by purchasing aircraft, entering into aircraft leases with third parties or acquiring the businesses of other private aviation operators, sell current owned aircraft and return certain current leased aircraft. This strategy is expected to be capital intensive and will require significant internal and external resources to achieve. As of the date of this Annual Report, we expect that we will fund any obligations or commitments in connection with our fleet modernization strategy using cash and cash equivalents on hand, including cash received in connection with any sales of our owned aircraft, operating cash flows and amounts available to be borrowed under the Revolving Equipment Notes Facility. In the future, we may also seek to fund our fleet modernization strategy with proceeds from additional financing or refinancing transactions, such as new debt or equity financings, asset sales or other strategic transactions. See “Review of 2024 Achievements—Our Fleet Modernization Strategy” above and the caption titled “We may be unable to execute our fleet modernization strategy on the timeline that we currently anticipate or may fail to realize the expected benefits from such strategy, which may adversely impact our business, prospects, operations, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in this Annual Report for more information about our fleet modernization strategy.
Off-Balance Sheet Arrangements
As of December 31, 2024, we were not a party to any off-balance sheet arrangements (as defined in Regulation S-K) that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or cash flows.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with GAAP. Certain amounts included in or affecting the consolidated financial statements presented in this Annual Report and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for Wheels Up. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves management’s judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.
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

Revenue is recognized when control of the promised service is transferred to our member or the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our revenue is reported net of discounts and incentives. We generally do not issue refunds for flights unless there is a failure to meet our service obligations. Refunded amounts for annual membership and initiation fees are granted to some customers that no longer wish to remain members following their first flight. We generally do not have contracts that include variable terms.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. The carrying value of goodwill is tested for impairment on an annual basis or on an interim basis if events or changes in circumstances indicate that an impairment loss may have occurred (i.e., a triggering event). Our annual goodwill impairment testing date is September 1st. The test for impairment is performed at the reporting unit level. On April 1, 2022, we acquired Air Partner and determined that Air Partner represents a new reporting unit for the purposes of assessing potential impairment of goodwill, and therefore the private aviation services operating segment was divided into two reporting units - Air Partner and the legacy Wheels Up reporting unit (“WUP Legacy”).
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
When a quantitative impairment assessment is performed, we primarily determine the fair value of our reporting units using a discounted cash flow model, or income approach, and supplement this with observable valuation multiples for comparable companies, as appropriate. The completion of the discounted cash flow model requires that we make a number of significant estimates and assumptions, which include projections of future revenue, costs and expenses, capital expenditures and working capital changes, as well as assumptions about the estimated weighted average cost of capital and other relevant variables. We base our estimates and assumptions on our recent performance, our expectations of future performance, economic or market conditions and other assumptions we believe to be reasonable. Actual future results may differ from those estimates.
Intangible assets, other than goodwill, acquired in a business combination are recognized at their fair value as of the date of acquisition. We periodically reassess the useful lives of our definite-lived intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate.
See Note 6, Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report for additional information about impairment testing for goodwill and intangible assets, including the goodwill impairment charges that we recognized during the fiscal years ended December 31, 2022, and 2023.
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
Restricted stock units (“RSUs”) granted under the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated effective April 1, 2023 (as amended by the LTIP Amendment (as defined in Note 11), the “Amended and Restated 2021 LTIP”), typically vest upon a service-based requirement, and we recognize compensation expense on a straight-line basis over the requisite service period. Certain of our RSUs granted under the Amended and Restated 2021 LTIP vest upon achievement of pre-determined performance objectives (“PSUs”). The vesting of RSUs and PSUs are generally subject to a participant’s continued service to the Company through the vesting date. Compensation expense associated with PSUs is recognized based on the quantity of awards we have determined are probable of vesting and is recognized over the longer of the estimated performance goal attainment period or time vesting period. The grant date fair value of RSUs with market-based vesting conditions is recognized over the derived service period for the award unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement.

The Executive Performance Awards (as defined in Note 11) are subject to the satisfaction of the applicable performance- and service-based vesting conditions under such award, if at all. Compensation expense associated with the Executive Performance Awards is recognized over the derived service period. For the CCO Performance Award, which as of the date of this Annual Report has not been approved by the Company’s stockholders, the amortized expense, or carrying value, is classified as mezzanine equity in the consolidated balance sheets.
Recent Accounting Pronouncements
For further information on recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report.

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
Interest Rates
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. We are subject to market risk associated with changes in interest rates, which could lead to significant fluctuations in the required cash payments of interest or related accruals with respect to variable-rate debt, and the fair value of our indebtedness, including the Revolving Equipment Notes and Credit Facility, or our cash equivalents, which are primarily in the form of money market funds or U.S. treasury bills. Changes in interest rates may also impact payments under any additional variable-rate debt arrangements or leases that we may enter into from time to time, as well as our ability to refinance the Revolving Equipment Notes or Credit Facility or to obtain additional financing on attractive terms or at all.
As of December 31, 2024, approximately $443.9 million of the Company’s long-term debt was at fixed interest rates, including, among others, the Term Loan, and none of the Company’s variable lease obligations utilized market interest rates as the basis for determining payments. In addition, any future borrowings under the Revolving Credit Facility accrue interest at a fixed interest rate. The remaining $317.5 million of the Company’s long-term debt was at variable interest rates based on SOFR that are adjusted at scheduled principal and interest payment dates, subject to a floor. An increase of 1% in average annual interest rates would have decreased the estimated fair value of our fixed rate debt by approximately $10.0 million as of December 31, 2024 and would have increased the interest expense on our variable rate debt by approximately $0.5 million. Conversely, a decrease of 1% in average annual interest rates would have increased the estimated fair value of our fixed rate debt by approximately $10.4 million as of December 31, 2024 and would have decreased the interest expense on our variable rate debt by approximately $0.5 million.
From time to time, we may enter into interest rate swaps or other derivative instruments that are not for speculative purposes in order to manage our exposure to changes in interest rates, subject to certain limitations under our debt agreements. As of December 31, 2024, there were no such contracts outstanding.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2024 represented 15% of our total cost of revenue. Based on our 2024 fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $11.2 million for the year ended December 31, 2024. We do not purchase or hold any derivative instruments to protect against the effects of changes in fuel. Under our agreements with our members, we bill members a fuel price surcharge based on the cost of Jet A fuel for flights under our member programs, which limits our direct exposure to volatility in Jet A fuel prices to the extent the fuel surcharge applies. See the caption

“Fuel” set forth in Part I, Item 1 “Business” in this Annual Report for more information regarding the details of the fuel surcharge. Fuel costs for charter flights on third-party operated aircraft are generally paid by the charter customer as part of the total cost of the flight. Our direct exposure to fluctuations in aircraft fuel prices for such arrangements is limited.
Foreign Currency Exchange
We are subject to foreign currency exchange risk primarily through our international operations, which involve revenue and expenses denominated in foreign currencies. To manage foreign currency exchange risk, we execute international revenue and expense transactions in the same foreign currency to the extent practicable. From time to time, we may also enter into option or forward contracts to hedge foreign currency exchange risk that are not for speculative purposes. As of December 31, 2024, we did not hold any such option or forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wheels Up Experience Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Wheels Up Experience Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company identified certain deficiencies in information technology (“IT”) general controls for IT systems and applications that are relevant to the preparation of the consolidated financial statements, including appropriate segregation of duties, appropriate restriction of user access, and program change management controls. These IT deficiencies also resulted in related manual IT-dependent and automated application controls being ineffective. These deficiencies, in the aggregate, constitute a material weakness.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 11, 2025 which expressed an unqualified opinion on those financial statements.
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
March 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wheels Up Experience Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Wheels Up Experience Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2025 expressed an adverse opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.
New York, New York
March 11, 2025

WHEELS UP EXPERIENCE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$216,426	$263,909
Accounts receivable, net	32,316	38,237
Other receivables	1,182	11,528
Parts and supplies inventories, net	12,177	20,400
Aircraft inventory	—	1,862
Aircraft held for sale	35,663	30,496
Prepaid expenses	23,546	55,715
Other current assets	10,759	11,887
Total current assets	332,069	434,034
Property and equipment, net	348,339	337,714
Operating lease right-of-use assets	56,911	68,910
Goodwill	217,045	218,208
Intangible assets, net	96,904	117,766
Restricted cash	30,042	28,916
Other non-current assets	76,701	110,512
Total assets	$1,158,011	$1,316,060
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$31,748	$23,998
Accounts payable	29,977	32,973
Accrued expenses	89,484	102,475
Deferred revenue, current	749,432	723,246
Operating lease liabilities, current	13,953	22,869
Intangible liabilities, current	1,525	1,525
Other current liabilities	1,165	416
Total current liabilities	917,284	907,502
Long-term debt, net	376,308	235,074
Deferred revenue, non-current	180	983
Operating lease liabilities, non-current	50,810	54,956
Warrant liability	20	12
Intangible liabilities, non-current	9,152	10,677
Other non-current liabilities	485	6,983
Total liabilities	1,354,239	1,216,187
Commitments and contingencies (Note 14)
Mezzanine equity:
Executive performance award	5,881	2,476
Total mezzanine equity	5,881	2,476
Stockholders’ equity:

Common stock, $0.0001 par value; 1,500,000,000 authorized; 698,342,097 and 697,131,838 shares issued and 697,902,646 and 696,856,131 common shares outstanding as of as of December 31, 2024 and December 31, 2023, respectively	70	70
Additional paid-in capital	1,921,581	1,879,009
Accumulated deficit	(2,102,895)	(1,763,260)
Accumulated other comprehensive loss	(12,662)	(10,704)
Treasury stock, at cost, 439,451 and 275,707 shares, respectively	(8,203)	(7,718)
Total Wheels Up Experience Inc. stockholders’ equity	(202,109)	97,397
Non-controlling interests	—	—
Total stockholders’ equity	(202,109)	97,397
Total liabilities and equity	$1,158,011	$1,316,060
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$792,104	$1,253,317	$1,579,760

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	733,075	1,232,506	1,540,325
Technology and development	40,690	61,873	57,240
Sales and marketing	84,317	88,828	117,110
General and administrative	137,594	145,873	183,531
Depreciation and amortization	56,546	58,533	65,936
Gain on sale of aircraft held for sale	(4,622)	(16,939)	(4,375)
Loss on disposal of assets, net	3,295	—	—
Impairment of goodwill	—	126,200	180,000
Total costs and expenses	1,050,895	1,696,874	2,139,767

Loss from operations	(258,791)	(443,557)	(560,007)

Other income (expense):
Change in fair value of warrant liability	(8)	739	9,516
Gain (loss) on divestiture	2,003	(2,991)	—
Loss on extinguishment of debt	(17,714)	(4,401)	—
Interest income	2,170	6,121	3,670
Interest expense	(65,352)	(41,255)	(7,515)
Other expense, net	(717)	(660)	(1,041)
Total other income (expense)	(79,618)	(42,447)	4,630

Loss before income taxes	(338,409)	(486,004)	(555,377)

Income tax expense	(1,226)	(1,383)	(170)

Net loss	(339,635)	(487,387)	(555,547)
Less: Net loss attributable to non-controlling interests	—	—	(387)
Net loss attributable to Wheels Up Experience Inc.	$(339,635)	$(487,387)	$(555,160)

Net loss per share of Common Stock:
Basic and Diluted	$(0.49)	$(3.69)	$(22.60)

Weighted-average shares of Common Stock outstanding:
Basic and Diluted	697,713,626	132,194,747	24,567,164
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(339,635)	$(487,387)	$(555,547)
Other comprehensive loss:
Foreign currency translation adjustments	(1,958)	(651)	(10,053)
Comprehensive loss	(341,593)	(488,038)	(565,600)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(387)
Comprehensive loss attributable to Wheels Up Experience Inc.	$(341,593)	$(488,038)	$(565,213)
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock					Treasury Stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2021	24,583,457	$2	$1,450,861	$(720,713)	$—	—	$—	$6,077	$736,227
Equity-based compensation	—	—	54,549	—	—	—	—	34,430	88,979
Change in non-controlling interests allocation	—	—	40,120	—	—	—	—	(40,120)	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	264,441	(7,687)	—	(7,687)
Issuance of Common Stock upon settlement of restricted stock units	614,841	1	—	—	—	—	—	—	1
Net loss	—	—	—	(555,160)	—	—	—	(387)	(555,547)
Other comprehensive loss	—	—	—	—	(10,053)	—	—	—	(10,053)
Balance at December 31, 2022	25,198,298	$3	$1,545,530	$(1,275,873)	$(10,053)	264.441	$(7,687)	$—	$251,920
Equity-based compensation	—	—	21,881	—	—	—	—	1,276	23,157
Change in non-controlling interests allocation	—	—	1,276	—	—	—	—	(1,276)	—
Issuance of Common Stock in connection with debt issuance	671,239,941	67	310,322	—	—	—	—	—	310,389
Reverse stock split fractional shares	—	—	—	—	—	859	(3)	—	(3)
Shares withheld for employee taxes on vested awards	—	—	—	—	—	10,407	(28)	—	(28)
Issuance of Common Stock upon settlement of restricted stock units	693,599	—	—	—	—	—	—	—	—
Net loss	—	—	—	(487,387)	—	—	—	—	(487,387)
Other comprehensive loss	—	—	—	—	(651)	—	—	—	(651)
Balance at December 31, 2023	697,131,838	$70	$1,879,009	$(1,763,260)	$(10,704)	275,707	$(7,718)	$—	$97,397
Equity-based compensation	—	—	23,854	—	—	—	—	—	23,854
Reclassification of equity awards	—	—	18,718	—	—	—	—	—	18,718
Shares withheld for employee taxes on vested awards	—	—	—	—	—	163,744	(485)	—	(485)
Issuance of Common Stock upon settlement of restricted stock units	1,210,259	—	—	—	—	—	—	—	—
Net loss	—	—	—	(339,635)	—	—	—	—	(339,635)
Other comprehensive loss	—	—	—	—	(1,958)	—	—	—	(1,958)
Balance at December 31, 2024	698,342,097	$70	$1,921,581	$(2,102,895)	$(12,662)	439,451	$(8,203)	$—	$(202,109)
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(339,635)	$(487,387)	$(555,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,546	58,533	65,936
Amortization of deferred financing costs and debt discount	8,711	329	766
Payment in kind interest	43,412	10,453	—
Equity-based compensation	45,977	25,633	88,979
Change in fair value of warrant liability	8	(739)	(9,516)
Provision for expected credit losses	2,728	1,705	8,129
Reserve for excess and obsolete inventory	12,063	3,923	—
Loss on extinguishment of debt	17,714	4,401	—
Gain on sale of aircraft held for sale	(4,622)	(16,939)	(4,375)
Impairment of goodwill	—	126,200	180,000
Other	(4,796)	4,893	1,575
Changes in assets and liabilities:
Accounts receivable	2,794	30,062	(23,946)
Other receivables	4,349	(3,164)	2,537
Parts and supplies inventories	2,861	4,686	(21,693)
Aircraft inventory	1,673	11,010	(29,470)
Prepaid expenses	30,117	(17,315)	(3,058)
Other non-current assets	33,803	(32,289)	(41,555)
Operating lease liabilities, net	(1,322)	(552)	(490)
Accounts payable	(2,882)	(8,089)	(9,702)
Accrued expenses	(11,233)	(35,110)	19,143
Deferred revenue	25,383	(348,419)	103,313
Other assets and liabilities	(1,537)	2,890	(1,715)
Net cash used in operating activities	(77,888)	(665,285)	(230,689)

Cash flows from investing activities:
Purchases of property and equipment	(122,811)	(20,168)	(83,559)
Acquisition of businesses, net of cash acquired	—	—	(75,093)
Proceeds from sale of divested business	7,894	13,200	—
Purchases of aircraft held for sale	(2,408)	(4,240)	(40,105)
Proceeds from sale of aircraft held for sale, net	85,560	68,308	51,208
Other	105	267	—
Capitalized software development costs	(15,021)	(16,497)	(27,693)
Net cash (used in) provided by investing activities	(46,681)	40,870	(175,242)

Cash flows from financing activities:
Purchase of shares for treasury	(485)	(28)	(7,687)
Purchase of fractional shares	—	(3)	—
Proceeds from notes payable	—	70,000	—
Repayment of notes payable	—	(70,000)	—
Proceeds from long-term debt	327,201	382,200	259,200
Payment of debt issuance costs	(1,594)	(21,692)	(6,727)
Repayments of long-term debt	(246,460)	(59,523)	—
Net cash provided by financing activities	78,662	300,954	244,786

Effect of exchange rate changes on cash	(450)	(3,867)	(5,424)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(46,357)	(327,328)	(166,569)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	292,825	620,153	786,722
CASH, CASH EQUIVALENTS AND RESTRICTED CASH END OF PERIOD	$246,468	$292,825	$620,153

CASH PAID DURING THE PERIOD FOR:
Interest	$23,562	$31,397	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of Common Stock in connection with debt issuance	$—	$310,322	$—
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND OPERATIONS
Wheels Up Experience Inc. (together with its consolidated subsidiaries, “Wheels Up”, the “Company”, “our”, “we”, and “us”) is a leading provider of on-demand private aviation in the U.S. and one of the largest companies in the industry.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Wheels Up Experience Inc. and its subsidiaries, after elimination of intercompany transactions and accounts. We consolidate Wheels Up MIP LLC (“MIP LLC”) and record the profits interests held in MIP LLC that Wheels Up does not own as non-controlling interests (see Note 13).
Use of Estimates
Preparing the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates due to risks and uncertainties. The most significant estimates include, but are not limited to, the useful lives and residual values of purchased aircraft, the fair value of financial assets and liabilities, acquired intangible assets, goodwill, contingent consideration and other assets and liabilities, sales and use tax, the estimated life of member relationships, the determination of the allowance for credit losses, reserve for excess and obsolete inventory, impairment assessments, the determination of the valuation allowance for deferred tax assets and the incremental borrowing rate for leases.
Cash Equivalents
Cash equivalents consist of highly liquid investments that are readily convertible into cash. We consider securities with initial maturities of three months or less, when purchased, to be cash equivalents (see Note 7).
Restricted Cash
Restricted cash is pledged as security for letters of credit and also includes cash and cash equivalents that are unavailable for immediate use due to contractual restrictions. We classify Restricted cash as current or non-current based on the remaining term of the restriction (see Note 7).
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net, primarily consists of contractual amounts we expect to collect from customers related to flight-related charges, including amounts currently due from credit card companies. We record Accounts receivable at the original invoiced amount.
We monitor exposure for losses and maintain an allowance for credit losses for any receivables that may be uncollectible. We estimate uncollectible receivables based on the receivable’s age, customer credit-worthiness, past transaction history with the customer, changes in payment terms and the condition of the general economy and the industry as a whole. When it is determined that the amounts are not recoverable, the receivable is written off against the allowance. Changes in allowance for credit losses from December 31, 2022 to December 31, 2024 were as follows (in thousands):

Amount
Balance as of December 31, 2022	$9,982
Current period provision	1,705
Write-offs, net and other	(3,823)
Balance as of December 31, 2023	7,864
Current period provision	2,728
Write-offs, net and other	(2,931)
Balance as of December 31, 2024	$7,661
Concentration of Credit Risk
Financial instruments that may potentially expose us to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash and receivables. We place ash and cash equivalents with financial institutions that we believe have high credit quality. To the extent that our international cash holdings increase or decrease in the future, our exposure to fluctuations in foreign currency exchange rates may correspondingly increase or decrease and could have a material adverse effect on our business, financial condition or results of operations. Certain of the Company’s U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. Although our cash deposits are held with multiple financial institutions, such deposits at times may exceed the federally insured limits. We have not experienced any losses in such accounts.
Revenue and Accounts receivable are spread over many members and customers. There were no customers that accounted for 10% or more of revenue for the years ended December 31, 2024, 2023 and 2022. We monitor credit quality on an ongoing basis and maintain reserves for estimated credit losses. There were no customers that accounted for 10% or more of accounts receivable as of December 31, 2024 and 2023.
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
We determine, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence or other causes, as well as our projected usage of inventory on-hand as of each balance sheet date. As of December 31, 2024 and 2023, the reserve for excess and obsolete inventory was $16.4 million and $4.4 million, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include contractual prepayments to third-parties for future services, security deposits, the current portion of capitalized costs related to sales commissions and referral fees and insurance claims receivable.
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
Software Development Costs
We incur costs related to developing the Wheels Up website, mobile application and other internal use software. The amounts capitalized include employees’ payroll and payroll-related costs, directly associated with the development activities, as well as external direct costs of services used in developing the software. We amortize capitalized costs using the straight-line method over the estimated useful life, which is currently three years, beginning when the software is ready for its intended use. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred (see Note 4).
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
We have elected the practical expedient not to recognize leases with an initial term of 12 months or less on our consolidated balance sheets and associated lease expense is recognized on a straight-line basis over the term of the lease. For real estate leases, we have elected the practical expedient to account for both the lease and non-lease components as a single lease component and not allocate the consideration in the contract. Certain real estate leases contain fixed lease payments that include real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and are included in the operating lease right-of-use assets and operating lease liabilities. For non-real estate leases, including aircraft, we have separated the lease and non-lease components. The non-lease components of aircraft leases are typically for maintenance services and insurance that are expensed as incurred (see Note 10).
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
For acquisitions meeting the definition of an asset acquisition, the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values. No goodwill is recognized in an asset acquisition (see Note 5).
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. The carrying value of goodwill is tested for impairment on an annual basis or on an interim basis if events or changes in circumstances indicate that an impairment loss may have occurred (i.e., a triggering event).
During the third quarter of 2024, the Company elected to voluntarily change the timing of its annual goodwill impairment test from October 1st to September 1st. The selection of September 1st as the annual testing date for the impairment of goodwill is intended to move the testing to a period outside of the Company’s interim financial reporting process to allow sufficient time to complete the analysis prior to releasing its third quarter financial results. The Company believes this change is preferable under the circumstances and does not accelerate, delay or avoid an impairment charge. The change did not result in more than 12 months between annual testing dates. The Company will apply this change prospectively as management determined that retrospective application would be impracticable, and the change does not have an impact on the financial statements as the Company currently evaluates for triggering events in interim periods.
The test for goodwill is performed at the reporting unit level. Subsequent to acquisition, we determined that Air Partner Limited (“Air Partner”) represents a new reporting unit for the purposes of assessing potential impairment of goodwill, and therefore the private aviation services operating segment, our only reportable segment, was divided into two reporting units, the Air Partner reporting unit and the legacy Wheels Up reporting unit (“WUP Legacy”).
Goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We use both qualitative and quantitative approaches when testing goodwill for impairment. Our qualitative approach evaluates various events including, but not limited to, macroeconomic conditions, changes in the business environment in which we operate and other specific facts and circumstances. If, after assessing qualitative factors, we determine that it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying value, then performing a quantitative impairment assessment is unnecessary and the reporting unit is not considered to be impaired. However, if based on the qualitative assessment we cannot conclude that it is more-likely-than-not that the fair value of the reporting unit exceeds its carrying value, or if we elect to bypass the optional qualitative assessment approach, we proceed with performing the quantitative impairment assessment using a discounted cash flow model, or income approach, and relevant data from guideline public companies, or market approach, to quantify the amount of impairment, if any (see Note 6).
Intangible Assets
Intangible assets other than goodwill primarily consist of acquired finite-lived trade names, customer relationships and developed technology. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset, which was determined based on management’s estimate of the period over which the asset will contribute to our future cash flows (see Note 6).
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
We recorded the Private Warrants and Public Warrants (as each term is defined below) assumed in connection with the closing of the business combination consummated on July 13, 2021 (the “Business Combination Closing Date”) between Wheels Up Partners Holdings LLC (“WUP”) and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination’) (see Note 9 and Note 12) as liabilities .
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
For the periods presented in the consolidated statements of operations contained herein, Revenue is derived from a variety of sources, including (i) memberships, (ii) flights, (iii) aircraft management and (iv) other.
Revenue is recorded net of discounts on standard pricing and incentive offerings, including special pricing agreements and certain promotions.
Deferred revenue is an obligation to transfer services to a customer for which we have already received consideration. Upon receipt of a prepayment from a customer for all or a portion of the transaction price, we initially recognize a contract liability. The contract liability is settled, and revenue is recognized, when we satisfy our performance obligation to the customer at a future date.
(i) Memberships
Wheels Up membership agreements are signed by each member and, together with the terms and conditions in the flight services agreement, govern the use of the Wheels Up membership. We account for a contract when both parties have approved and are committed to perform their obligations, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We charge members annual fees to maintain their memberships, which are generally non-refundable under the terms of our membership agreements. Revenue related to annual membership fees is deferred and recognized on a straight-line basis over the related contractual period, which is generally but not always 12 months. If a customer qualifies to earn SkyMiles (as defined below) as part of their membership, then a portion of the transaction price is allocated to this performance obligation at contract inception. The amount allocated to each performance obligation is based on standalone selling price. If at any time the membership is terminated, any previously unrecognized amounts are recognized in the period of termination.
Until July 2024, we charged members a one-time initiation fee at the commencement of their membership, which was generally nonrefundable under the terms of our prior membership agreements. Any initiation fee, less any flight credits awarded, was deferred and recognized on a straight-line basis over the estimated duration of the customer relationship period, which was estimated to be approximately three years.
(ii) Flights
Flights and flight-related services, along with the related costs of the flights, are earned and recognized as revenue at the point in time in which the service is provided.. For round trip flights, revenue is recognized upon arrival at the destination for each flight segment. In addition to retail flights, we also have flight service agreements to sell wholesale flights to customers that are non-members and do not pay annual membership or initiation fees.
Members pay a fixed quoted amount for flights. The amount per flight leg can be based on a contractual capped or fixed rate or dynamically priced based on market demand at time of booking. Wholesale customers primarily pay a fixed rate for flights. In addition, flight costs can be paid by members through the purchase of dollar-denominated credits that can be applied to future costs incurred by members, including flight services, annual membership fees, and other incidental costs such as catering and ground transportation (“Prepaid Blocks”). Prepaid Blocks are deferred and recognized as revenue when the member completes a flight segment. Prepaid Blocks also can generally be used to purchase commercial flights on Delta. Wheels Up, acting in the capacity of an agent, charges the member a ticketing fee to use their commingled funds on a flight provided by Delta, which is recorded on a net basis at the time of booking.
In addition, Wheels Up provides Medallion® status (“Status”) in Delta’s SkyMiles® Program (“SkyMiles”) for purchases of Prepaid Blocks. A member is granted Status free of charge for use during the term of the contract and may assign the Status to any designated individual. Any members that meet the designated spend thresholds for Prepaid Blocks or the designated dollar-denominated flight spend thresholds during the year receive the same Status. We do not owe Delta any consideration for the grant of each Status provided. Status is not a material right at contract inception and does not give rise to a separate performance obligation. The provided Status is not recognized as revenue, but instead is considered a marketing incentive related to future purchases on Delta.
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
Revenue and the associated costs are recognized on a net basis when acting as an agent to arrange for services to be provided by another party, including acting as an intermediary ticketing agent for travel as part of the Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024 (the “Amended CCA”), by and among WUP, Wheels Up Partners LLC (“WUP LLC”) and Delta, and when managed aircraft owners charter their own aircraft. Members can use Prepaid Blocks (defined below) to purchase commercial flights on Delta. Wheels Up charges the member a ticketing fee to use their funds with Delta, which is recorded on a net basis in Revenue at the time of booking. Wheels Up passes along the fulfillment of the performance obligation to Delta who actually provides the flight to the member. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. Wheels Up records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft.

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
(iv) Other
Ground Services
Fixed-base operator (“FBO”) ground services are provided for aircraft customers that use our facility at Cincinnati/Northern Kentucky International Airport. FBO ground services are comprised of a single performance obligation for aircraft facility services such as fueling, parking, ground power and cleaning. FBO related revenue is recognized at the point in time each service is provided.
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
Flight-Related Services
As part of each flight, there is the option to request flight-related services such as catering or ground transportation for an additional charge. Flight-related services, which are passed through at either cost or a predetermined margin, were $2.3 million, $2.8 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Software Subscription
We discontinued our software subscription services in the third quarter of 2023. Subscription revenue consisted of fees earned, typically monthly, from third-party operators and other businesses in the private aviation industry for web-based access to Avianis, which is a collaborative suite of flight software tools that we offered through our subsidiary, Avianis Systems LLC. Our subscription services provided users software licenses and related support and updates during the term of the arrangement to enable management of flight operations.
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
If we do not intend to use the aircraft to service member or customer flights prior to the sale, we classify the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within Other revenue and Cost of revenue in the consolidated statements of operations. We recorded $1.2 million, $18.2 million and $86.8 million of Other revenue for aircraft sales during the years ended December 31, 2024, 2023 and 2022, respectively.
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
Advertising Costs
We expense the cost of advertising and promoting our services as incurred. Such amounts are included in sales and marketing expense in the consolidated statements of operations and totaled $10.6 million, $8.0 million and $10.5 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
Equity-Based Compensation
Equity-based compensation awards are measured on the date of grant based on the estimated fair value of the respective award and the resulting compensation expense is recognized over the requisite service period of the respective award. We account for forfeitures of awards as they occur. Expense associated with awards granted but not yet approved by the Company’s stockholders is classified as mezzanine equity in the consolidated balance sheet. Upon subsequent approval of awards by the Company’s stockholders, the carrying value of the award is reclassified to permanent equity on the consolidated balance sheet.
RSUs (as defined in Note 11) typically vest upon a service-based requirement, and we recognize compensation expense on a straight-line basis over the requisite service period. Certain of our RSUs granted under the Amended and Restated 2021 LTIP (as defined in Note 11) vest upon achievement of pre-determined performance objectives (“PSUs”), or certain market-based vesting conditions, and may be subject to a participant’s continued service. Compensation expense associated with PSUs is recognized based on the quantity of awards we have determined are probable of vesting and is recognized over the longer of the estimated performance goal attainment period or time vesting period. The grant date fair value of RSUs with market-based vesting conditions is recognized over the derived service period for the award unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement

The Executive Performance Awards (as defined in Note 11) are subject to the satisfaction of the applicable performance- and service-based vesting conditions under such award, if at all. Compensation expense associated with the Executive Performance Awards is recognized over the derived service period. For the CCO Performance Award, which as of the date of this Annual Report has not been approved by the Company’s stockholders, the amortized expense, or carrying value, is classified as mezzanine equity in the consolidated balance sheets.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities reflect the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities as well as operating losses, capital losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to be in effect when these differences are anticipated to reverse. Management makes estimates, assumptions and judgments to determine our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, we establish a valuation allowance.
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
Segment Reporting
We identify operating segments as components of Wheels Up for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and performance assessment.
The Company’s CODM is our Chief Executive Officer, who reviews financial information presented on a consolidated basis. We determined that Wheels Up operates in a single operating and reportable segment, private aviation services, as the CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, for purposes of making operating decisions, allocating resources and assessing performance (see Note 19).
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
Accounting Pronouncements Not Yet Effective
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 aim to improve the decision usefulness of expense information on public business entities’ income statements through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 aim to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024.

3.     REVENUE
Disaggregation of Revenue
The following table disaggregates Revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Year Ended December 31,
	2024	2023	2022
Services transferred at a point in time:
Flights, net of discounts and incentives	$633,865	$884,065	$1,073,094
Aircraft management	9,537	159,150	232,248
Other	89,867	102,352	166,732

Services transferred over time:
Memberships	57,614	82,857	90,132
Aircraft management	170	16,679	9,784
Other	1,051	8,214	7,770
Total	$792,104	$1,253,317	$1,579,760

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
•Memberships — The one-time initiation fee, which was discontinued starting in July 2024, less any flight credits, when signing up (if applicable) and annual membership fees for all years thereafter.
•Aircraft management — The fixed monthly fee to manage the aircraft over the contractual term plus the recovery of owner-incurred expenses and recharge costs that are based on the expenses we incur to operate and maintain the aircraft.
•Other  — Generally based on contractual amounts or time and materials incurred for the work performed or services rendered.
If there is a group of performance obligations bundled in a contract, the transaction price is allocated based upon the relative standalone selling prices of the promised services underlying each performance obligation.
Payment Terms
Under standard payment terms, the member or customer agrees to pay the full stated price in the contract, in advance of the service, and financing of the transaction is not provided. Revenue in the consolidated statements of operations is presented net of discounts and incentives of $10.6 million, $9.6 million and $12.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. We generally do not issue refunds for flights unless there is a failure to meet a service obligation with respect to such flight. Refunded amounts for annual membership and initiation fees are granted to some customers that no longer wish to remain members following their first flight and were $2.1 million, $3.5 million and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Contract Balances
Receivables from members and customer contracts represent amounts owed by a member or customer for services we have performed and are included within accounts receivable, net, on the consolidated balance sheets. Accounts receivable, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Gross receivables from members and customers	$39,187	$43,970
Undeposited funds	790	2,131
Less: Allowance for credit losses	(7,661)	(7,864)
Accounts receivable, net	$32,316	$38,237
The opening balance of Accounts receivable, net as of December 31, 2022 was $112.4 million.
Contract liabilities represent obligations to transfer services to a member or customer for which we have already received consideration. Purchases of flights, Prepaid Blocks, initiation fees, including flight credits, and annual membership fee payments are received up front in advance of performance under the contract and initially deferred as a liability.
The balance classified as Deferred revenue, current includes prepaid flights and flight credits, and annual membership and initiation fees. Prepaid flights and flight credits are redeemable for flights at any time. The balance classified as Deferred revenue, non-current includes amounts to be recognized beyond 12 months following the balance sheet date.

Deferred revenue consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Flights - prepaid	$729,581	$686,413
Memberships - annual dues	17,638	33,890
Memberships - initiation fees	494	2,377
Flights - credits	673	1,366
Other	1,226	183
Deferred revenue - total	$749,612	$724,229
The opening balance for Deferred revenue as of December 31, 2022 was $1.1 billion. Changes in deferred revenue for the year ended December 31, 2024 were as follows (in thousands):

Deferred revenue as of December 31, 2023	$724,229
Amounts deferred during the period	804,749
Revenue recognized from amounts included in the deferred revenue beginning balance	(422,676)
Revenue from current period sales	(356,690)
Deferred revenue as of December 31, 2024	$749,612
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2024 was as follows (in thousands):

2025	$494,552
2026	127,512
2027	127,548
Total	$749,612
Costs to Obtain Contract
Commissions are granted to certain employees and consultants separately for the initial sales of memberships, additional subsequent contract renewals, when members purchase Prepaid Blocks on their accounts or for charter flights. In addition, members are eligible to receive a credit if they refer a new customer who signs up for a membership in the Wheels Up program. Commissions were also granted for the execution of aircraft management agreements, additional subsequent contract renewals and performance over the contractual term. The cost of commissions and referral fees are capitalized as an asset on the consolidated balance sheets as these are incremental amounts directly related to attaining a contract with a member. Capitalized costs related to sales commissions and referral fees were $8.8 million, $8.1 million and $16.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024 and 2023, capitalized sales commissions and referral fees of $4.6 million and $4.8 million, respectively, were included in Other current assets, and $0.3 million and $0.4 million, respectively, were included in Other non-current assets on the consolidated balance sheets.
Amounts capitalized for certain costs incurred to obtain a contract are periodically reviewed for impairment and amortized on a straight-line basis concurrently over the same period of benefit in which the associated contract revenue is recognized. Amortization expense related to capitalized sales commissions and referral fees included in Sales and marketing expense in the consolidated statements of operations was $8.8 million, $9.5 million and $16.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

4.     PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Aircraft	$443,193	$475,058
Software development costs	85,112	81,075
Leasehold improvements	22,882	22,899
Computer equipment	3,042	3,515
Building and improvements	1,424	1,424
Furniture and fixtures	3,322	4,618
Tooling	3,246	3,898
Vehicles	2,166	2,166
Total Property and equipment	564,387	594,653
Less: Accumulated depreciation and amortization	(216,048)	(256,939)
Total Property and equipment, net	$348,339	$337,714
Depreciation and amortization expense, excluding amortization expense related to software development costs, was $18.8 million, $22.0 million and $28.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Amortization expense related to software development costs, included as part of Depreciation and amortization expense of property and equipment, was $18.5 million, $15.1 million and $14.6 million for the years ended December 31, 2024, 2023 and 2022 respectively.

5.    ACQUISITIONS AND DIVESTITURES
Air Partner plc Acquisition
On April 1, 2022, we acquired all of the outstanding equity of Air Partner plc (n/k/a Air Partner Limited) for a total purchase price of $108.2 million in cash. Air Partner is a United Kingdom-based international aviation services group that upon acquisition provided us with operations in 18 locations across four continents. Acquisition-related costs for Air Partner of $2.9 million were included in General and administrative expense in the consolidated statements of operations for the year ended December 31, 2022. The acquisition of Air Partner was determined to be a business combination.
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
The intangible asset fair value measurements are primarily based on significant inputs that are not observable in the market which represent a Level 3 measurement. The valuation method used for the Air Partner intangible assets was the income approach.
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
Unaudited Pro Forma Summary of Operations
The accompanying unaudited pro forma summary represents the consolidated results of operations as if the 2022 acquisitions of Alante Air and Air Partner had been completed as of January 1, 2022. The unaudited pro forma financial results for 2022 reflect the results for the year ended December 31, 2022. The unaudited pro forma financial information includes the accounting effects of the acquisitions, including adjustments to the amortization of intangible assets and professional fees associated with the transactions. The pro forma results were based on estimates and assumptions, which we believe are reasonable but remain subject to adjustment. The unaudited pro forma summary does not necessarily reflect the actual results that would have been achieved had the companies been combined during the periods presented, nor is it necessarily indicative of future consolidated results (in thousands, except per share data).

Year Ended December 31,
2022
Net revenue	$1,617,578
Net loss	$(505,538)
Net loss attributable to Wheels Up Experience Inc.	$(505,151)
Net loss per share	$(20.56)
Divestiture of Aircraft Management Business
On September 30, 2023, (the “Divestiture Closing Date”), WUP, pursuant to an equity purchase agreement (the “Equity Purchase Agreement”) with Executive AirShare LLC, completed the sale of 100% of the issued and outstanding equity interests of Circadian Aviation LLC, our indirect subsidiary (“Circadian”). The Divestiture Closing Date fair value of the aggregate consideration transferred was $19.1 million and the Company recognized a loss on the sale of $3.0 million. The $19.1 million was comprised of $13.2 million of cash received on the Divestiture Closing Date, contingent consideration with a fair value of $4.8 million, an escrow receivable of

$0.6 million and a non-contingent consideration receivable of $0.5 million. The fair value of the contingent consideration was deemed to be the approximate contract value as of the Divestiture Closing Date. During the year ended December 31, 2024, we received $3.4 million upon finalization of the working capital adjustment under the Equity Purchase Agreement, recognized within Gain (loss) on divestiture in the consolidated statement of operations.
Circadian was released from all guarantor obligations with respect to the 2022 Term Equipment Notes and Credit Facility (as each term is defined in Note 8) on the Divestiture Closing Date pursuant to certain debt release letters entered into concurrently with the Equity Purchase Agreement.
Concurrently with entering into the Purchase Agreement: (i) WUP entered into a transition services agreement with Circadian, pursuant to which WUP provided Circadian certain specified services on a temporary basis; (ii) WUP LLC entered into a master operating agreement with Circadian, pursuant to which Circadian, pursuant to which Circadian conducted certain on-demand charter operations for certain of WUP LLC’s owned aircraft after the Divestiture Closing Date while such aircraft were transitioned from the U.S. Federal Aviation Administration (“FAA”) operating certificate held by Circadian to the Company’s subsidiaries, and WUP LLC provided certain maintenance, pilots services, management and other related services for WUP LLC’s owned aircraft during the transition period; and (iii) certain of the Company’s subsidiaries entered into fleet management agreements with Circadian, pursuant to which Circadian provided certain maintenance, pilots services, management and other related services for managed aircraft after the Divestiture Closing Date while they were transitioned from a FAA operating certificate held by the applicable Company subsidiary to Circadian. The parties obligations under the foregoing post-closing services agreements substantially concluded during the year ended December 31, 2024.
Acquisition of 17 Phenom 300 Series Aircraft and Related Assets
On November 14, 2024 (the “Phenom Acquisition Closing Date”), WUP LLC acquired 17 Embraer Phenom 300 and Phenom 300E aircraft, certain related maintenance assets to support the fleet, and the existing customer program (collectively, the “Acquired Phenom Assets”) from Grandview Aviation LLC (“GVA” and such acquisition, the “Phenom Asset Acquisition”), pursuant to an Asset Purchase Agreement, dated October 22, 2024 (the “APA”), among WUP LLC, GVA and Global Medical Response, Inc., the ultimate parent entity of GVA. The closing date cash payment made by WUP LLC in respect of the purchase price for the Acquired Phenom Assets under the APA was approximately $95.0 million, reflective of the $105.0 million base purchase price less certain closing date adjustments, which was subject to a customary post-closing true-up related to estimated assumed liabilities at closing. Subsequent to the year ended December 31, 2024, we received an insignificant amount from GVA upon finalization of the post-closing true-up adjustment under the APA.
Concurrently with the closing under the APA, WUP LLC and GVA entered into: (i) a transition services agreement (the “Phenom TSA”), pursuant to which GVA will provide WUP LLC certain specified services on a temporary basis; and (ii) a master aircraft operating agreement (the “Phenom Operating Agreement” and together with the Phenom TSA, the “Phenom Post-Closing Agreements”), pursuant to which GVA conducted certain on-demand flight operations using the Acquired Phenom Assets while such aircraft were transitioned from the FAA operating certificate held by GVA to the FAA operating certificate held by Wheels Up Private Jets LLC, our indirect subsidiary (“WUPJ” and such transition, the “Phenom Fleet Transition”). The Phenom Post-Closing Agreements will terminate upon completion of the Phenom Fleet Transition and the final payment of any sums owed by WUP LLC thereunder. Also on the Phenom Acquisition Closing Date, the Company and GVA terminated an agreement pursuant to which GVA had provided the Company’s members and customers with certain dedicated Embraer Phenom 300 and Phenom 300E aircraft since November 2021.

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents goodwill carrying value and the movements, by reporting unit, during the years ended December 31, 2024 and 2023 (in thousands):

	WUP Legacy	Air Partner	Total
Balance as of December 31, 2022 (1)	$270,467	$77,651	$348,118
Acquisitions (2)	—	350	350
Impairment of goodwill	(126,200)	—	(126,200)
Divestitures (3)	(8,169)	—	(8,169)
Foreign currency translation adjustment	—	4,109	4,109
Balance as of December 31, 2023 (4)	136,098	82,110	218,208
Foreign currency translation adjustment	—	(1,163)	(1,163)
Balance as of December 31, 2024	$136,098	$80,947	$217,045
(1)    Net of accumulated impairment losses of $180 million, all of which was recognized during the year ended December 31, 2022.
(2)    Reflects the current period impact of measurement period adjustments (see Note 5).
(3)    Reflects the amount of goodwill allocated to the divestiture of the aircraft management business (see Note 5).
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
During the third quarter of 2023, we determined that upon entering into the Credit Agreement (as defined in Note 8) on September 20, 2023 (see Note 8), and due to associated changes to our ownership and governance structure on that same date (see Note 11), there was an indication that the fair value of the WUP Legacy reporting unit was less than its carrying amount. We performed an interim quantitative impairment assessment of goodwill as of September 20, 2023. Using a discounted cash flow approach, we calculated the fair value of WUP Legacy, based on the present value of estimated future cash flows. The significant underlying inputs used to measure the fair value included forecasted revenue growth rates and margins, weighted average cost of capital, normalized working capital level and projected long-term growth rates. As a result of this assessment, we recognized a goodwill impairment charge of $56.2 million relating to the WUP Legacy reporting unit during the three months ended September 30, 2023. The impairment charge represented the amount by which the carrying value of the reporting unit as of the assessment date exceeded the estimated fair value of the reporting unit as of the assessment date. Since the previous analysis on June 1, 2023, the fair value of the reporting unit increased as a result of the run-off of unprofitable periods in our estimated future cash flows; however, the carrying value of the reporting unit increased in a substantially equivalent amount due to the issuance of the Term Loan (see Note 8) and Initial Shares (as defined in Note 11).
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
We completed our annual goodwill impairment tests over our reporting units as of September 1, 2024, and determined that there was no impairment as of that date.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$37,410	$42,590
Customer relationships	89,121	45,700	43,421
Trade name	10,709	5,196	5,513
Developed technology	20,056	14,767	5,289
Leasehold interest – favorable	600	124	476
Foreign currency translation adjustment	(808)	(423)	(385)
Total	$199,678	$102,774	$96,904

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$31,325	$48,675
Customer relationships	89,121	34,920	54,201
Trade name	11,939	5,402	6,537
Developed technology	20,556	12,329	8,227
Leasehold interest – favorable	600	102	498
Foreign currency translation adjustment	(589)	(217)	(372)
Total	$201,627	$83,861	$117,766
Amortization expense of intangible assets was $20.8 million, $23.3 million and $24.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Intangible Liabilities
Associated with our acquisition of Delta Private Jets on January 17, 2020, we recognized intangible liabilities for the fair value of complimentary Connect Memberships provided to existing Delta SkyMiles® 360 customers as of the acquisition date. The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$9,323	$10,677

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$7,798	$12,202
Amortization of intangible liabilities, which reduces amortization expense was $1.5 million, $1.9 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Future amortization expense of intangible assets and intangible liabilities held as of December 31, 2024 are as follows (in thousands):

Year ending December 31,	Intangible Assets	Intangible Liabilities
2025	$20,282	$1,525
2026	19,418	1,525
2027	14,880	1,525
2028	14,232	1,525
2029	13,488	1,525
Thereafter	14,604	3,052
Total	$96,904	$10,677

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
A reconciliation of Cash and cash equivalents and Restricted cash from the consolidated balance sheets to the consolidated statements of cash flows is shown below (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$216,426	$263,909
Restricted cash	30,042	28,916
Total	$246,468	$292,825
Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Cash	$135,614	$263,815
Money market funds	80,812	94
Total	$216,426	$263,909
Interest income from cash equivalents of $2.2 million, $6.1 million and $3.7 million was recorded in Interest income in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.
Restricted Cash
As of December 31, 2024 and December 31, 2023, Restricted cash primarily consisted of $18.8 million and $17.9 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions, and $6.2 million and $6.2 million, respectively, held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates, and $5.0 million and $3.4 million, respectively, held by financial institutions to collateralize against our credit card programs. The standby letters of credit required by lessors expire on December 31, 2033 and June 30, 2034.

8.    LONG-TERM DEBT
The following table presents the components of Long-term debt, net on our consolidated balance sheet at December 31, 2024 (in thousands, except interest rates):

	Maturity Date	Interest Rate per Annum as of December 31, 2024	December 31, 2024	December 31, 2023
2022 Term Equipment Notes	2025 to 2029	12.0%	$—	$214,878
2024 Revolving Equipment Notes	2029	SOFR + 1.75%	317,484	—
Term Loan(1)	2028	10.0%	443,864	400,453
Total debt			761,348	615,331
Less: Total unamortized debt discount and debt issuance costs			353,292	356,259
Less: Current maturities of long-term debt			31,748	23,998
Long-term debt, net			$376,308	$235,074
_________
(1)    As of December 31, 2024, includes $1.1 million outstanding in connection with the Credit Support Premium (as defined below), which will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility (as defined below) and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. The Credit Support Premium is deemed a Revolving Loan (as defined in the Credit Agreement) under the Credit Agreement; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment available to be borrowed by the Company from time to time under the Revolving Credit Facility (as defined below).

Maturities of our debt for the next five years are as follows (in thousands):

Maturities
2025	$31,748
2026	31,748
2027	33,336
2028	480,842
2029	183,674
Total	$761,348
Long-Term Debt Arrangements as of December 31, 2024
2024 Revolving Equipment Notes
On November 13, 2024 (the “Initial Revolving Equipment Notes Closing Date”), WUP LLC entered into a Note Purchase Agreement, dated as of the Initial Revolving Equipment Notes Closing Date (the “2024 Note Purchase Agreement”), with Wilmington Trust, National Association (“Wilmington Trust”), as subordination agent and trustee, and Wheels Up Class A-1 Loan Trust 2024-1, a Delaware statutory trust (the “2024-1 Trust”), which provides for the revolving issuance from time to time by WUP LLC of Series A-1 equipment notes (the “Revolving Equipment Notes”) in an aggregate principal amount up to $332.0 million (the “Revolving Equipment Notes Facility”), of which approximately $331.3 million aggregate principal amount was initially funded by Bank of America, N.A., the sole lead arranger, and issued on the Initial Revolving Equipment Notes Closing Date. The initial Revolving Equipment Notes were issued by WUP LLC, and loans were made to the 2024-1 Trust, for gross proceeds equal to approximately 98.75% of the principal amount of the initial Revolving Equipment Notes. The maturity date for the Revolving Equipment Notes Facility is five years after the Initial Revolving Equipment Notes Closing Date, or November 13, 2029 (the “Revolving Equipment Notes Maturity Date”).
Pursuant to the 2024 Note Purchase Agreement, any amounts of principal repaid by WUP LLC on and after the Initial Revolving Equipment Notes Closing Date and prior to November 13, 2027 (the “Availability Period”), either through regular principal amortization payments or from the early redemption of principal amounts related to any aircraft secured by the Revolving Equipment Notes Facility, will become available to be re-borrowed by WUP LLC for the purchase of additional aircraft to be secured by such facility during the Availability Period, subject to certain conditions. WUP LLC must also pay a customary commitment fee on unused amounts available to be borrowed under the Revolving Equipment Note Facility. As of December 31, 2024, the Revolving Equipment Notes were secured by first-priority liens on 96 of the Company’s owned aircraft and in the future will be secured by first-priority liens on any additional aircraft for which a Revolving Equipment Note is issued from time to time (collectively, the “Revolving Equipment Notes Collateral”).
The Revolving Equipment Notes Facility utilizes an enhanced equipment trust certificate (“EETC”) loan structure. Pursuant to the 2024 Note Purchase Agreement, Revolving Equipment Notes are issued pursuant to a Trust Indenture and Mortgage (together with any supplements thereto, the “2024 Trust Indenture”) entered into by WUP LLC and Wilmington Trust, as the mortgagee thereunder, on the Initial Revolving Equipment Notes Closing Date. The Revolving Equipment Notes bear interest at the variable rate of the then applicable three-month secured overnight funds rate (“SOFR”) plus 1.75% per annum from the Initial Revolving Equipment Notes Closing Date to the end of the Availability Period, SOFR plus 2.25% immediately after the end of the Availability Period to November 13, 2028, and SOFR plus 2.75% from November 13, 2028 to the Revolving Equipment Notes Maturity Date, with annual amortization of principal amount equal to 10% per annum from the Initial Revolving Equipment Notes Closing Date through the end of the Availability Period and 12% per annum thereafter. Interest on the Revolving Equipment Notes is payable quarterly on each February 15, May 15, August 15 and November 15 of each year, beginning on February 15, 2025, and on the Revolving Equipment Notes Maturity Date. Principal payments on the Revolving Equipment Notes are scheduled for payment on the same dates as interest payments.
WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions. The maturity of the Revolving Equipment Notes may be accelerated upon the occurrence of certain events of default, including the failure by WUP LLC (in some cases after notice or the expiration of a grace period, or both) to make payments thereunder when due, a failure to comply with certain covenants and certain bankruptcy events involving the Company, its guarantors or Delta. WUP LLC’s obligations under the Revolving Equipment Notes are guaranteed by the Company, WUP and WUPJ, which has a FAA Part 135 operating certificate. In the future, WUP LLC must cause certain additional subsidiaries and affiliates of WUP LLC that hold a FAA Part 135 operating certificate to become a guarantor under the Revolving Equipment Note Facility under certain circumstances.
The 2024 Note Purchase Agreement, 2024 Trust Indenture and related guarantees contain certain covenants, including a covenant that limits the maximum loan to value ratio of all aircraft financed under the Revolving Equipment Notes Facility, a covenant that limits the maximum concentration of the outstanding aggregate principal amount for Revolving Equipment Notes for specified models of aircraft relative to the outstanding aggregate principal amount of all aircraft financed under the Revolving Equipment Notes Facility, and a requirement to maintain a liquidity reserve in the form of a cash amount or a letter of credit equal to six months of interest charges based on the aggregate principal amount of Revolving Equipment Notes outstanding on any regularly scheduled principal and interest payment date, in each case subject to certain cure rights of the Company. The 2024 Trust Indenture contains customary events of default for transactions of this type, as well as an event of default that is triggered upon the occurrence and continuation of an event of default by Delta under its current revolving credit agreement or any replacements thereof.
Issuance costs of $1.5 million were incurred in connection with the initial issuance of the Revolving Equipment Notes during the three months ended December 31, 2024. The initial carrying value of the Revolving Equipment Notes was $331.8 million, which reflected the $1.5 million of issuance costs and $4.2 million of debt discount recognized. Amortization of debt discounts and deferred issuance costs associated with the Revolving Equipment

Notes of $0.2 million were recognized in Interest expense in the consolidated statement of operations for the year ended December 31, 2024.
Credit Support
In connection with the initial closing of the Revolving Equipment Notes Facility, Delta agreed to provide credit support for the Revolving Equipment Notes Facility, which effectively guarantees WUP LLC’s payment obligations thereunder upon the occurrence and continuation of specified events of default, in exchange for an annual fee as a percentage of the aggregate principal amounts drawn under the Revolving Equipment Notes Facility that is payable-in-kind by the Company and accrues interest over the life of the Revolving Equipment Notes Facility (the “Credit Support Premium”). The Credit Support Premium constitutes a revolving loan payable to Delta under the Revolving Credit Facility. Amounts in respect of the Credit Support Premium accrue while the Revolving Equipment Notes are outstanding and include interest that is compounded and capitalized on the last day of each calendar quarter; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment available to be borrowed by the Company from time to time under the Revolving Credit Facility. The Credit Support Premium will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility.
On the Initial Revolving Equipment Notes Closing Date, the Company entered into Amendment No. 2 to Credit Agreement (the “Second Credit Agreement Amendment”), by and among the Company, as borrower, the other Loan Parties (as defined below) party thereto, as guarantors, Delta and CK Wheels LLC (“CK Wheels”), together constituting the Required Lenders and Lead Lenders (as each term is defined in the Credit Agreement (as defined below)) thereunder, and the Agent (as defined below), to make certain technical amendments to the Credit Agreement to permit the Revolving Equipment Notes Facility and provide for the Credit Support Premium. The Second Credit Agreement Amendment did not materially amend any of the events of default or covenants, collateral provisions, terms related to existing borrowings and repayments, the maturity date or otherwise alter Delta’s existing $100.0 million commitment under the Revolving Credit Facility.
Term Loan and Revolving Credit Facility
On September 20, 2023 (the “Credit Agreement Closing Date”), the Company entered into a Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels, and Cox Investment Holdings LLC (“CIH” and, collectively with Delta and CK Wheels, the “Initial Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), pursuant to which (i) the Initial Lenders provided a term loan facility (the “Initial Term Loan”) in the aggregate original principal amount of $350.0 million and (ii) Delta provided a commitment for a revolving loan facility (the “Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million. On September 20, 2023, the Company issued the Initial Term Loan of $350.0 million to the Initial Lenders for net proceeds before transaction-related expenses of $343.0 million.
On November 15, 2023 (the “Final Credit Agreement Closing Date”), the Company entered into Amendment No. 1 to Credit Agreement (the “First Credit Agreement Amendment” and, collectively with the Original Credit Agreement and Second Credit Agreement Amendment, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, and certain other lenders named therein (collectively, the “Incremental Term Lenders” and, collectively with the Initial Lenders, the “Lenders”), and the Agent, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided an additional term loan facility (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”) in the aggregate original principal amount of $40.0 million. On the Final Credit Agreement Closing Date, the Company issued the Incremental Term Loan of $40.0 million to the Incremental Term Lenders for net proceeds before transaction-related expenses of $39.2 million. Upon the closing of the Incremental Term Loan, the loans under the Credit Facility consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility with a commitment from Delta in the aggregate original principal amount of $100.0 million.

The scheduled maturity date for the Term Loan is September 20, 2028, and the scheduled maturity date for the Revolving Credit Facility is the earlier of September 20, 2028 and the first date after September 20, 2025 on which all amounts owed with respect to borrowings under the Revolving Credit Facility have been repaid, subject in each case to earlier termination upon acceleration or termination of any obligations upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility (each, a “Loan” and collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each Loan is payable-in-kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December, and the applicable maturity date. If in the future the Company or its subsidiaries either redeem in-full the outstanding Revolving Equipment Notes or commence payoff at maturity thereof, the Company may elect to make interest payments or some portion thereof on any Loans then outstanding in cash. Also, upon the occurrence and during the continuation of an event of default under the Credit Agreement, interest will accrue on (i) the unpaid principal balance of the Loans at the rate then applicable to such Loans plus 2% per annum and (ii) all other outstanding liabilities, interest, expenses, fees and other sums under the Credit Agreement, at a rate equal to the Alternate Base Rate (as defined in the Credit Agreement) plus 2% per annum.
The Credit Agreement also contains certain covenants and events of default, in each case customary for transactions of this type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding any segregated account exclusively holding customer deposits and certain other assets, in each case as specified in the Credit Agreement) and a junior lien on the Revolving Equipment Note Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company and the equity interests of such subsidiaries have been pledged as collateral. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of December 31, 2024, we were in compliance with the covenants under the Credit Agreement and related credit documents.
In connection with the funding of the Initial Term Loan, the Company entered into the Investment and Investor Rights Agreement, dated as of the Credit Agreement Closing Date (the “Original Investor Rights Agreement”), by and among the Company and the Initial Lenders, pursuant to which the Company issued to the Initial Lenders 141,313,671 shares of Common Stock in the aggregate (the “Initial Shares”) in a private placement (the “Initial Issuance”) on the Credit Agreement Closing Date. In addition, the Company agreed to issue an additional 529,926,270 shares of Common Stock in the aggregate (the “Deferred Shares” and, together with the Initial Shares, the “Investor Shares”) in a subsequent private placement (the “Deferred Issuance” and, together with the Initial Issuance, the “Investor Issuances”).
On November 9, 2023, the Company’s stockholders approved, at a special meeting of the Company’s stockholders, the Amended and Restated Certificate of Incorporation of Wheels Up, filed with the Secretary of State of the State of Delaware on November 15, 2023 (the “Amended and Restated Certificate of Incorporation”), which, among other things, increased the number of shares of Common Stock available for issuance thereunder. In connection with the transactions contemplated by the First Credit Agreement Amendment, the Company entered into Amendment No. 1 to Investment and Investor Rights Agreement Amendment, dated as of the Final Credit Agreement Closing Date (the “First Investor Rights Agreement Amendment” and, collectively with the Original Investor Rights Agreement, Amendment No. 2 to Investment and Investor Rights Agreement, dated September 22, 2024, and the Investor Rights Agreements Joinders (as defined below), the “Investor Rights Agreement”), with each Initial Lender, which contained, among others, certain revisions to reflect the issuance of the Deferred Shares. Substantially concurrently with entering into the First Investor Rights Agreement Amendment, on the Final Closing Date, the Company and Initial Lenders entered into joinders to the Investor Rights Agreement (collectively, the “investor Rights Agreement Joinders”) with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed the rights and obligations of an Additional Investor (as defined in the Investor Rights Agreement) thereunder, including the right to receive a pro rata portion of the Investor Shares. The Company issued the Deferred Shares to the Lenders on the Final Credit Agreement Closing Date in a private placement. Following the Deferred Issuance, each Lender had been issued a number of shares equal to its pro rata portion of the Investor Shares based on its participation in the Term Loan.

In accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, the Company determined that the Term Loan, Initial Issuance and Deferred Issuance did not contain any features that would qualify as a derivative or embedded derivative and require bifurcation. In addition, the Company determined the Initial Issuance and Deferred Issuance should be classified as equity. In accordance with ASC 470, Debt, the allocation on a relative fair value basis resulted in gross amounts recorded of $44.9 million for the Initial Term Loan, $64.2 million for the Initial Issuance and $240.9 million for the Deferred Issuance, in each case during the year ended December 31, 2023.
In accordance with ASC 815, Derivatives and Hedging, the Company determined the reallocation of the Deferred Issuance between the Lenders in connection with the First Credit Agreement Amendment and Investor Rights Agreement Joinders that resulted in a pro rata portion of the Investor Shares being issued to the Incremental Term Lenders on the Final Credit Agreement Closing Date represented a modification of a freestanding equity-classified written call option and the modification was to be recognized as if cash had been paid as consideration for the shares of Common Stock issued to the Incremental Term Lenders (collectively, the “Reallocated Shares”). Accordingly, the Reallocated Shares were treated as a debt discount in accordance with the guidance in ASC 835, Interest, and the value of the Incremental Term Loan and the Reallocated Shares was apportioned using a relative fair value allocation that resulted in gross amounts recorded during the three months ended December 31, 2023 of $9.4 million for the Incremental Term Loan and $30.6 million for the Reallocated Shares.
Aggregate issuance costs of $29.5 million were incurred in connection with the Original Credit Agreement, First Credit Agreement Amendment, Original Investor Rights Agreement and First Investor Rights Agreement Amendment. The deferred issuance costs were allocated on a relative fair value basis, resulting in an allocation of $4.1 million in the aggregate for the Term Loan and $25.4 million in the aggregate for the Investor Issuances. The initial carrying value of the Term Loan was $41.1 million as of September 20, 2023, which reflected $3.4 million of unamortized debt issuance costs and $305.2 million of unamortized debt discount. The initial carrying value of the Incremental Term Loan was $8.7 million as of November 15, 2023, which reflected $0.7 million of unamortized debt issuance costs and $30.6 million of unamortized debt discount.
Accretion of debt discounts and deferred issuance costs associated with the Term Loan of $4.4 million and $3.4 million were recorded in Interest expense in the consolidated statement of operations for the years ended December 31, 2024 and December 31, 2023, respectively.
Long-Term Debt Extinguished as of or Prior to December 31, 2024
Amortization expense for debt discounts and deferred financing costs, which were associated with debt extinguished as of or prior to December 31, 2024, of $4.4 million, $0.6 million and $0.8 million were recorded in interest expense in the consolidated statement of operations for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
2022 Term Equipment Notes
On October 14, 2022, WUP LLC issued $270.0 million aggregate principal of 12% fixed rate equipment notes (collectively, the “2022 Term Equipment Notes”) using an EETC loan structure. The 2022 Term Equipment Notes were issued for net proceeds before transaction-related expenses of $259.2 million. The 2022 Term Equipment Notes were initially secured by first-priority liens on 134 of the Company’s owned aircraft fleet and by liens on certain intellectual property assets of the Company and certain of its subsidiaries (the “2022 Term Equipment Notes Collateral”). On the Initial Revolving Equipment Notes Closing Date, the Company used a portion of the net proceeds from the initial closing of the Revolving Equipment Notes and $20.0 million held as a deposit for the benefit of the lenders under the 2022 Term Equipment Notes to redeem in-full all amounts due and owing under the 2022 Term Equipment Notes, including accrued interest and any premiums thereon (the “2022 Term Equipment Notes Redemption”).
Prior to the 2022 Term Equipment Notes Redemption, the unpaid balance of the 2022 Term Equipment Notes accrued interest at the rate of 12% per annum with annual amortization of principal amount equal to 10% per annum and balloon payments due at each maturity date. Interest and principal payments on the 2022 Term Equipment Notes were payable quarterly on each January 15, April 15, July 15 and October 15, beginning on January 15, 2023.

WUP LLC’s obligations under the 2022 Term Equipment Notes were guaranteed by the Company and certain of its subsidiaries. In connection with the 2022 Term Equipment Notes Redemption, WUP LLC and each of the guarantors under the 2022 Term Equipment Notes entered into, among other customary documents, a Release Agreement, dated as of the Initial Revolving Equipment Notes Closing Date (the “2022 Term Equipment Notes Release Agreement”), with Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, not in its individual capacity but as mortgagee, facility agent, security trustee, subordination agent and trustee, which terminated the operative documents to which the Company and its subsidiaries were parties in relation to 2022 Term Equipment Notes, fully released 2022 Term Equipment Notes Collateral from the liens under such documents, and fully released the related guarantees by the Company and certain of its subsidiaries thereunder. As a result, effective as of the Initial Revolving Equipment Notes Closing Date, all of the Company’s obligations under the 2022 Term Equipment Notes were satisfied.
Amortization expense for debt discounts and deferred financing costs attributable to the 2022 Term Equipment Notes of $13.0 million and $3.7 million were recorded in Interest expense in the consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively.
Delta Promissory Note
On August 8, 2023, the Company entered into a Secured Promissory Note (the “Promissory Note”) with Delta, as payee, which was subsequently amended pursuant to the First Amendment thereto, dated August 15, 2023, the Second Amendment thereto, dated August 21, 2023, the Third Amendment thereto, dated September 6, 2023, and the Fourth Amendment thereto, dated September 14, 2023 (collectively with the Promissory Note, the “Amended Promissory Note”), pursuant to which Delta provided $70.0 million aggregate principal amount of short-term funding to the Company at an interest rate of 10% per annum, which was payable-in-kind and capitalized to the outstanding principal amount of the Amended Promissory Note on a quarterly basis. The Amended Promissory Note was secured by a first-priority lien on unencumbered assets of the Company and its direct and indirect U.S. subsidiaries, including unencumbered aircraft of WUP LLC. The Amended Promissory Note was guaranteed by the Company’s U.S. subsidiaries. On September 20, 2023, the Company repaid all amounts due and owed under the Amended Promissory Note using a portion of the proceeds from the Term Loan and entered into a Letter Agreement, dated as of September 20, 2023 with Delta, which terminated the Amended Promissory Note and released all liens and guarantees thereunder. The repayment of all amounts due and owed under the Amended Promissory Note was accounted for as a debt extinguishment and no gain or loss was recognized.

9.    FAIR VALUE MEASUREMENTS
Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consist of the following as of the dates indicated in the tables below (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$80,812	$—	$—	$80,812
Total assets	$80,812	$—	$—	$80,812

Liabilities:
Warrant liability - Public Warrants	$—	$13	$—	$13
Warrant liability - Private Warrants	—	7	—	7
Revolving Equipment Notes	—	—	317,484	317,484
Term Loan	—	—	284,845	284,845
Total liabilities	$—	$20	$602,329	$602,349

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$94	$—	$—	$94
Total assets	$94	$—	$—	$94

Liabilities:
Warrant liability - Public Warrants	$7	$—	$—	$7
Warrant liability - Private Warrants	—	5	—	5
2022 Term Equipment Notes	—	—	256,256	256,256
Term Loan	—	—	297,800	297,800
Total liabilities	$7	$5	$554,056	$554,068
The carrying amount of money market funds approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The Warrants were accounted for as a liability in accordance with ASC 815-40 (see Note 12). The Warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the consolidated statements of operations. As of December 31, 2024 and 2023, we used Level 2 inputs for the Warrants. See Note 12 for additional information about the Warrants.
The estimated fair values of the Revolving Equipment Notes and 2022 Term Equipment Notes are categorized as Level 3 valuations. We considered the appraised value of aircraft subject to first-priority liens under the Revolving Equipment Notes, as sourced during the fourth quarter of 2024 and as required under the Revolving Equipment Notes, to determine the fair value of the Revolving Equipment Notes as of December 31, 2024. We considered the appraised value of aircraft subject to first-priority liens under the Equipment Notes, as sourced during the third quarter of 2023 and as required under the Equipment Notes, to determine the fair value of the Equipment Notes as of December 31, 2023.

The estimated fair value of the Term Loan, which includes amounts outstanding in connection with the Credit Support Premium, is categorized as a Level 3 valuation. The estimated fair value as of December 31, 2024 was estimated using a discounted cash flows analysis, based on our current estimated incremental borrowing rate for a similar type of borrowing arrangement.
The following table presents the changes in the fair value of the Warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2022	$479	$272	$751
Change in fair value of warrant liability	(472)	(267)	(739)
Fair value as of December 31, 2023	7	5	12
Change in fair value of warrant liability	6	2	8
Fair value as of December 31, 2024	$13	$7	$20

10.    LEASES
Leases primarily pertain to certain controlled aircraft, office spaces and operational facilities, which are all accounted for as operating leases. Certain of these operating leases have renewal options to further extend for additional time periods at our discretion.
We have certain variable lease agreements with aircraft owners that contain payment terms based on an hourly lease rate multiplied by the number of flight hours during a month. Variable lease payments are not included in the right-of-use asset and lease liability balances, but rather are expensed as incurred.
The components of total lease costs are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$28,630	$38,442	$38,818
Short-term lease costs	668	7,215	10,725
Variable lease payments	20,542	30,854	17,997
Total lease costs	$49,840	$76,511	$67,540
Lease costs related to leased aircraft and operational facilities are included in Cost of revenue in the consolidated statements of operations. Lease costs related to our leased corporate headquarters and other office space, including expenses for non-lease components, are allocated to Technology and development, Sales and marketing and General and administrative expense in the consolidated statements of operations.
Sublease income is presented in General and administrative expenses in the consolidated statements of operations. Sublease income was not material for any of the years ended December 31, 2024, 2023 and 2022.

Supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$29,594	$35,914	$38,934
Right-of-use assets obtained in exchange for operating lease obligations	$16,885	$7,989	$50,385
Supplemental balance sheet information related to leases are as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years):
Operating leases	6.6	6.7
Weighted-average discount rate:
Operating leases	10.1%	9.2%
Future maturities of lease liabilities, as of December 31, 2024, were as follows (in thousands):

Year ending December 31,	Operating Leases
2025	$19,559
2026	13,331
2027	11,230
2028	10,002
2029	9,645
Thereafter	25,944
Total lease payments	89,711
Less: Imputed interest	(24,948)
Total lease obligations	$64,763
11.    STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Stockholders’ Equity
Authorized Shares
Pursuant to the Amended and Restated Certificate of Incorporation, we are authorized to issue up to 1,525,000,000 shares, consisting of up to 1,500,000,000 shares of Common Stock and 25,000,000 shares of preferred stock. Holders of Common Stock are entitled to one vote per share; provided, that by agreement: (i) certain parties to the Investor Rights Agreement that are not a “citizen of the United States” (as defined in 49 USC § 40102(a)(15)(C)) (collectively, the “Non-Citizen Investors”) may be afforded collective voting rights equal to 1% of all shares of Common Stock entitled to vote at a meeting of the Company’s stockholders; (ii) for so long as such Non-Citizen Investors collectively hold such shares of Common Stock, the shares of Common Stock held by CK Wheels in excess of 23.9% of all shares of Common stock entitled to vote at a meeting of the Company’s stockholders will not have voting rights (subject to ratable adjustment if the Non-Citizen Investors cease to own (beneficially or of record) a certain number of shares of Common Stock); and (iii) any shares of Common Stock owned by Delta above 29.9% will be neutral shares with respect to voting rights and will be voted in proportion to all other votes cast (“for”, “against” or “abstain”) at a meeting of the Company’s stockholders by stockholders other than by Delta.
2023 Common Stock Issuances
Pursuant to the Original Investor Rights Agreement, the Company issued the Initial Lenders 141,313,671 Initial Shares in a private placement on the Credit Agreement Closing Date. The Initial Shares were issued such that each Initial Lender received a pro rata portion of the Initial Shares equal to the proportion of its participation in the Term Loan as of the Credit Agreement Closing Date. The amount recorded for the Initial Issuance was determined using the relative fair value basis, which resulted in allocated gross proceeds of $64.2 million for the Initial Issuance. Issuance costs of $4.9 million were recorded as a reduction to Additional paid-in capital.
In connection with entering into the First Investor Rights Agreement Amendment, and substantially concurrently therewith on the Final Credit Agreement Closing Date, the Company entered into the Investor Rights Agreement Joinders with each Incremental Term Lender (or its applicable affiliate). Thereafter, the Company issued 529,926,270 Deferred Shares to the Lenders in a private placement on the Final Credit Agreement Closing Date. The Investor Shares were issued such that after the Investor Issuances, each Lender was issued a number of shares equal to its pro rata portion of the Investor Shares based on its participation in the Term Loan.
The Company recorded the Deferred Issuance as a forward contract for Common Stock within Additional paid-in capital on the consolidated balance sheet during the three months ended September 30, 2023. The amount recorded for the Deferred Issuance was determined using the relative fair value basis, which resulted in allocated gross proceeds of $240.9 million for the Deferred Issuance. Issuance costs of $18.3 million were recorded as a reduction to Additional paid-in capital during the year ended December 31, 2023.
In connection with entering into the First Investor Rights Agreement Amendment and the Investor Rights Agreement Joinders, on the Final Credit Agreement Closing Date, the Reallocated Shares were issued to the Incremental Term Lenders. The Company recorded the Reallocated Shares within Additional paid-in capital on the consolidated balance sheet during the three months ended December 31, 2023. The amount recorded for the Reallocated Shares was determined using the relative fair value basis, which resulted in allocated gross proceeds of $30.6 million. Issuance costs of $2.2 million were recorded as a reduction to Additional paid-in capital during the year ended December 31, 2023.
Equity-Based Compensation
The Company’s outstanding equity-based compensation awards to its directors, executive officers, employees and other eligible personnel have been made pursuant to the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated effective April 1, 2023 (as amended by the LTIP Amendment (as defined below), the “Amended and Restated 2021 LTIP”), the Wheels Up Experience Inc. 2022 Inducement Grant Plan, dated June 30, 2022 (the “2022 Inducement Grant Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023, granted to George Mattson (the “CEO Performance Award”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 3, 2024, granted to our former Chief Financial Officer (the “Forfeited CFO Performance Award”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of May 20, 2024, granted to David Harvey (the “CCO Performance Award” and, collectively with the CEO Performance Award and Forfeited CFO Performance Award, the “Executive Performance Awards”), and nine equity-based compensation plans (collectively, the “WUP Management Incentive Plan”) and the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”), each of which were approved by the board of directors of WUP prior to the Business Combination. Additional details about these equity-based compensation arrangements are below.
WUP Management Incentive Plan
In March 2014, the WUP Management Incentive Plan was established, which provided for the issuance of WUP profits interests, restricted or unrestricted, to employees, consultants and other qualified persons. Following the consummation of the Business Combination, no new grants can be made under the WUP Management Incentive

Plan. As of December 31, 2024, an aggregate of 3.1 million profits interests had been authorized and issued under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Common Stock before July 13, 2031. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and immediately exchanged for the maximum number of shares of Common Stock. The actual number of shares of Common Stock received upon exchange of such WUP profits interests will depend on the trading price per share of Common Stock at the time of such exchange.
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan as of December 31, 2024:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2024	2,881	$4.16
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of December 31, 2024	2,881	4.16
The weighted-average remaining contractual term as of December 31, 2024 for WUP profits interests outstanding was approximately 6.5 years. All WUP profits interests were vested as of December 31, 2023.
WUP Restricted Interests
WUP restricted interests were time- and performance-based awards that vested when both of the following conditions were met: (i) ratably over a four-year service period; and (ii) upon the first to occur of (A) a change of control of WUP and (B) the later to occur of (1) six months after an initial public offering of WUP and (2) 30 days after the expiration of any applicable lock-up period in connection with an initial public offering of WUP. As a result, we started recording compensation cost for WUP restricted interests on the Business Combination Closing Date. The WUP restricted interests lock-up period expired on February 8, 2022 and all remaining WUP restricted interests vested during the year ended December 31, 2022.
WUP Option Plan
In December 2016, the WUP Option Plan was established, which provided for the issuance of stock options to purchase WUP common interests at an exercise price based on the fair market value of the interests on the date of grant. Generally, WUP stock options granted vested over a four-year service period and expire on the tenth anniversary of the grant date. As of December 31, 2024, the number of WUP stock options authorized and issued in aggregate under the WUP stock option plan was 1.8 million. Each outstanding WUP stock option is exercisable for one share of Common Stock.

The following table summarizes the activity under the WUP Option Plan as of December 31, 2024:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1,2024	1,129	$75.45	$12.64
Granted	—	—	—
Exercised	—	—	—
Forfeited	(303)	78.83	15.55
Expired	—	—	—
Outstanding WUP stock options as of December 31, 2024	826	74.21	11.57
Exercisable WUP stock options as of December 31, 2024	826	$74.21	11.57
The aggregate intrinsic value as of December 31, 2024 for WUP stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of December 31, 2024 for WUP stock options that were outstanding and exercisable was approximately 4.2 years, respectively. All WUP stock options were vested as of December 31, 2023.
Amended and Restated 2021 LTIP & 2022 Inducement Grant Plan
In connection with the Business Combination, the Wheels Up Board of Directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other qualified persons. Following approval by the Board, (i) at the 2023 annual meeting of the Company’s stockholders, the Company’s stockholders approved the Amended and Restated 2021 LTIP to increase the aggregate number of shares of Common Stock available for awards made thereunder by 2,415,000 shares and amend certain other plan provisions, and (ii) at the 2024 annual meeting of the Company’s stockholders (the “2024 Annual Meeting”), the Company’s stockholders approved Amendment No. 1 to the Amended and Restated 2021 LTIP (the “LTIP Amendment”), to increase the aggregate number of shares of Common Stock available for awards made under the Amended and Restated 2021 LTIP by 25,000,000 shares and extend the termination date of such plan to April 15, 2034. The Amended and Restated 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, RSUs, PSUs, rights, dividend equivalents, other stock-based awards, performance awards, cash awards or any combination of the foregoing. As of December 31, 2024, an aggregate of 30.1 million shares were authorized for issuance under the Amended and Restated 2021 LTIP.
On June 30, 2022, the Board adopted the 2022 Inducement Grant Plan to be used for a one-time employment inducement grant, pursuant to New York Stock Exchange (“NYSE”) Rule 303A.08, to our former Chief Financial Officer, in connection with his appointment as Chief Financial Officer. The maximum number of awards that could be granted under the 2022 Inducement Grant Plan were 205,128 shares of Common Stock, which were all granted in the form of RSUs to our former Chief Financial Officer on July 1, 2022. RSU awards granted under the 2022 Inducement Grant Plan contained generally the same terms as other awards granted under the Original 2021 LTIP during the fiscal year ended December 31, 2022. Due to such similarities, the RSUs granted under the 2022 Inducement Grant Plan are consolidated with those issued under the Amended and Restated 2021 LTIP in the discussion of RSUs below. Upon the departure of our former Chief Financial Officer from the Company in September 2024, the 2022 Inducement Grant Plan terminated and all unvested RSUs thereunder were forfeited.

RSUs
RSUs granted under the Amended and Restated 2021 LTIP generally vest at intervals up to a four-year service period, subject to the grantee’s continued service to the Company through the applicable vesting date. The following table summarizes the activity under the Amended and Restated 2021 LTIP and 2022 Inducement Grant Plan related to RSUs as of December 31, 2024:

	Number of RSUs(1)	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2024	1,848	$9.35
Granted	10,606	2.54
Vested	(1,178)	8.29
Forfeited	(1,142)	5.61
Non-vested RSUs as of December 31, 2024	10,134	2.76
(1)    The number of non-vested RSUs as of January 1, 2024, the number of forfeited RSUs and the related weighted-average grant date fair values include 68,376 RSUs granted under the 2022 Inducement Grant Plan, which were forfeited in September 2024.
The total unrecognized compensation cost related to non-vested RSUs was $22.3 million as of December 31, 2024 and is expected to be recognized over a weighted-average period of 2.7 years.
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
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to PSUs as of December 31, 2024:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2024	18	$2.89
Granted	482	3.07
Vested	—	—
Forfeited	(113)	3.03
Non-vested PSUs as of December 31, 2024	387	3.05

Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of December 31, 2024, the achievement of the performance objectives associated with certain non-vested PSUs was deemed not probable of being achieved and no expense has been recognized associated with those awards. The total unrecognized compensation cost related to non-vested PSUs deemed probable of being achieved was $0.4 million as of December 31, 2024, and is expected to be recognized over a weighted-average period of 1.9 years.
Market-Based RSUs
The Company previously granted RSUs subject to market-based vesting conditions (“Market-Based RSUs”) to certain employees, which were settleable into shares of Common Stock. Market-Based RSUs were subject to vesting, if at all, based on the closing trading price per share of our Common Stock over any 30 consecutive trading day-period that occurred prior to the end date specified in the underlying award agreement, subject to continued service through each such vesting date. Based on the Common Stock trading price, the market conditions for the outstanding Market-Based RSUs were not met, and no shares had vested as of June 30, 2023. All outstanding unvested Market-Based RSUs were forfeited and cancelled during the three months ended June 30, 2023.
Wheels Up Stock Options
Wheels Up stock options granted under the Amended and Restated 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to Wheels Up stock options as of December 31, 2024:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2024	77	$100.00	$47.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of December 31, 2024	77	100.00	47.52
Exercisable Wheels Up stock options as of December 31, 2024	77	100.00	47.52
The aggregate intrinsic value as of December 31, 2024 for Wheels Up stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of December 31, 2024 for Wheels Up stock options that were outstanding and exercisable was approximately 2.9 years.
Executive Performance Awards
The Compensation Committee of the Board approved the CEO Performance Award granted to George Mattson, the Company’s Chief Executive Officer, Forfeited CFO Performance Award granted to our former Chief Financial Officer, and CCO Performance Award granted to David Harvey, the Company’s Chief Commercial Officer, on November 30, 2023, March 3, 2024 and May 20, 2024, respectively. Except as set forth in Section III.A of the Amended and Restated 2021 LTIP, the Executive Performance Awards incorporate the terms of the Amended and Restated 2021 LTIP, as it may be amended from time-to-time. Each Executive Performance Award is intended to constitute a standalone equity incentive plan and any shares of Common Stock issued under such awards will not be issued under, or count against the number of shares of Common Stock reserved pursuant to, any of the Company’s other equity-based compensation plans or awards. Upon the departure of our former Chief Financial Officer from the Company in September 2024, the Forfeited CFO Performance Award was terminated and any right to receive shares of Common Stock or cash payments thereunder in the future was forfeited. No shares of Common Stock had been issued or cash payments made to our former Chief Financial Officer under the Forfeited CFO Performance Award prior to forfeiture. In addition, all compensation expense associated with the Forfeited CFO Performance Award was reversed during the year December 31, 2024.
The issuance of any shares under the Executive Performance Awards upon vesting is contingent upon receipt of the approval of each standalone plan by the Company’s stockholders. At the 2024 Annual Meeting, the Company’s stockholders approved the CEO Performance Award and the potential issuance of up to 73.0 million shares of Common Stock thereunder, subject to the satisfaction of the applicable performance- and service-based vesting conditions under such award, if at all. The Company currently intends to obtain approval of the CCO Performance Award as a standalone plan by the Company’s stockholders at a future meeting of the Company’s stockholders or by written consent of the Company’s stockholders. If on any Determination Date (as defined below) there is not a sufficient amount of shares authorized by the Company’ stockholders to deliver the number of shares due under the

Executive Performance Awards or any such Executive Performance Award has not been approved by the Company’s stockholders, then upon vesting, if at all, any amounts payable under any such Executive Performance Award will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The Executive Performance Awards are one-time performance awards granted to our Chief Executive Officer and Chief Commercial Officer in lieu of future annual equity compensation grants and are intended to provide each of them with the opportunity to share in the long-term growth of the value of the Company. The Executive Performance Awards consist of a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of $390.0 million of the Company’s borrowings under the Term Loan, plus any additional amounts drawn on the Term Loan, if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of each Executive Performance Award will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, so long as such officer remains employed with the Company as of such dates. A “Repayment Event” includes certain refinancings of the Term Loan on or before September 20, 2028, the scheduled maturity date of the Term Loan. Subject to the satisfaction of the applicable performance- and service-based vesting conditions described above, the number of shares of Common Stock that may vest and be issued under any Executive Performance Award will first be determined on December 31st of the year in which a Repayment Event occurs, and then on December 31st of each subsequent year (each such date, a “Determination Date”) until December 31, 2028 (the “Final Determination Date”). At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable under any Executive Performance Award in connection with such Determination Date, if any, will be determined using the then applicable percentage associated with the service-based vesting condition (the “Service Vested Percentage”).
The number of shares of Common Stock subject to vesting and issuance, if any, under any Executive Performance Award on each Determination Date following a Repayment Event is based on a formula that aligns the number of shares of Common Stock issuable under such Executive Performance Award with the repayment or refinancing of the Term Loan and Revolving Credit Facility, the then applicable dollar value of the shares of Common Stock issued to the Lenders under the Investor Rights Agreement and the volume weighted average price per share of Common Stock during the 60 trading day period prior to the applicable Determination Date. The number of shares of Common Stock, if any, issuable under the Executive Performance Awards will vary depending on, among other things: (i) the occurrence and timing of a Repayment Event; (ii) the Total Investor Return (as defined in the Executive Performance Awards) as a multiple of the aggregate principal amount of the Term Loan and any borrowings under the Revolving Credit Facility as of the applicable Determination Date, if any; and (iii) the Service Vested Percentage as of the applicable Determination Date. There can be no assurance that the performance- and service-based vesting conditions under the Executive Performance Awards will be satisfied or that the foregoing variables will result in the vesting and issuance of any shares of Common Stock or cash payments pursuant to the Executive Performance Awards.
As of December 31, 2024, the performance-based vesting conditions for the outstanding and unvested Executive Performance Awards were not met and no shares had vested under the plans. As of December 31, 2024, the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the Term Loan. The grant-date fair value of the CCO Performance Award as of May 20, 2024, using a Monte Carlo simulation model, was $43.9 million.
The total unrecognized compensation cost related to the outstanding and unvested Executive Performance Awards was $154.6 million as of December 31, 2024 and is expected to be recognized over 4.0 years. As of December 31, 2024, the carrying amount of the CEO Performance Award was classified as equity in the consolidated balance sheet under Additional paid-in capital; however, since we have not obtained approval from the Company’s stockholders of the CCO Performance Award as a standalone plan and for the issuance of any shares of Common Stock to satisfy settlement of shares of Common Stock issuable thereunder, the carrying amount associated with the plan has been classified as mezzanine equity in the consolidated balance sheet under Contingent performance awards.

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
The following table summarizes the significant assumptions used to estimate the fair value on the date of grant for the outstanding and unvested Executive Performance Awards:

	2024(1)	2023 (2)
Expected term (in years)	4.7	5.2
Volatility	70%	60%
Risk-free rate	4.4%	4.3%
Expected dividend rate	—%	—%
(1) Assumptions used in the Monte Carlo simulation related to the CCO Performance Award, which was granted on May 20, 2024.
(2) Assumptions used in the Monte Carlo simulation related to the CEO Performance Award, which was granted on November 30, 2023.
Equity-Based Compensation Expense
Compensation expense for WUP profits interests recognized in the consolidated statements of operations was nil, $0.1 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Compensation expense for WUP restricted interests recognized in the consolidated statements of operations was nil, nil and $4.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Compensation expense for WUP stock options under the WUP Option Plan and Wheels Up stock options under the Amended and Restated 2021 LTIP recognized in the consolidated statements of operations was nil, $1.1 million and $7.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Compensation expense for RSUs and PSUs under the Amended and Restated 2021 LTIP recognized in the consolidated statements of operations was $10.9 million, $16.7 million and $41.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Compensation expense for the Executive Performance Awards recognized in the consolidated statements of operations was $35.1 million, $2.5 million and nil for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table summarizes equity-based compensation expense recognized by consolidated statement of operations line item (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$2,228	$3,927	$14,456
Technology and development	1,302	2,096	3,180
Sales and marketing	661	1,764	11,009
General and administrative	41,786	17,846	60,334
Total equity-based compensation expense	$45,977	$25,633	$88,979
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
Earnout Shares are attributable to vested WUP profits interests and restricted interests as of the date each of the Earnout Share market conditions are met. No Earnout Shares had been issued as of December 31, 2024.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Business Combination Closing Date and had a weighted-average period of 1.7 years.
Based on the Common Stock trading price, the market conditions were not met and no Earnout Shares vested as of December 31, 2024. Compensation expense for Earnout Shares recognized in the consolidated statements of operations was nil, $1.4 million and $38.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Treasury Stock
As of December 31, 2024, we had 439,451 shares of treasury stock. The increase in treasury stock during the year ended December 31, 2024 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of RSUs. During the year ended December 31, 2024, we did not cancel or reissue any shares of Common Stock held as treasury stock.

12.    WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants as part of its initial public offering (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”). On the Business Combination Closing Date, Wheels Up assumed the Warrants. Each whole Warrant entitles the holder to purchase 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock. The Warrants expire on July 13, 2026 or earlier upon redemption or liquidation. As of December 31, 2024, no Warrants had been exercised and 12,521,494 remain outstanding.
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

13.    NON-CONTROLLING INTERESTS
MIP LLC is a single purpose entity formed for the purpose of administering and effectuating the award of WUP profits interests to employees, consultants and other qualified persons. Wheels Up is the sole managing member of MIP LLC and, as a result, consolidates the financial results of MIP LLC. We record non-controlling interests representing the ownership interest in MIP LLC held by other members of MIP LLC. In connection with the Business Combination, the Seventh Amended and Restated LLC Agreement of WUP was adopted, which granted MIP LLC limited liability company interests corresponding to outstanding vested WUP profits interests that enable members of MIP LLC, subject to certain restrictions, to exchange their vested WUP profits interests for cash or a corresponding number of shares of Common Stock, at the option of Wheels Up, based on the value of such WUP profits interests relative to their applicable participation threshold.
The decision of whether to exchange WUP profits interests for cash or Common Stock is made solely at the discretion of Wheels Up. Accordingly, the WUP profits interests held by MIP LLC are treated as permanent equity and changes in the ownership interest of MIP LLC are accounted for as equity transactions. Any future exchanges of WUP profits interests, which would also reduce the WUP limited liability company interests corresponding to MIP LLC and result in the issuance of a number of shares of Common Stock depending on the applicable participation threshold and the applicable price per share of Common Stock, will reduce the amount recorded as non-controlling interests and increase additional paid-in-capital on the consolidated balance sheets.
The calculation of non-controlling interests is as follows:

	December 31, 2024		December 31, 2023
Number of WUP common units held by Wheels Up(1)	697,902,646	100.0%	696,856,131	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	697,902,646	100.0%	696,856,131	100.0%
(1) WUP common units represent an equivalent ownership of Common Stock outstanding.
(2) Based on the closing price per share of Common Stock on the last trading day of the period covered by this Annual Report, there would be no WUP common units, and in turn, shares of Common Stock, issuable upon conversion of WUP profits interests outstanding as of December 31, 2024.

Weighted average ownership percentages are used to allocate Net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted average ownership percentage was 0.0%, 0.0% and 0.1% for the years ended December 31, 2024, 2023 and 2022, respectively.

14.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments, primarily in the form of obligations to provide services for which we have already received deferred revenue (see Note 3), lease arrangements (see Note 10), repayment of long-term debt (see Note 8), legal proceedings and sales and use tax liability.
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
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York, which was re-filed against FE in the Supreme Court of the State of New York in New York County on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement that were recorded in Other non-current assets on our consolidated balance sheets for each of the years ended December 31, 2024 and 2023, as well as attorneys’ fees and costs. On October 31, 2024, FE filed its defenses to the Company’s claims and simultaneously presented certain counterclaims for unpaid amounts it claims it is owed under the GRP Agreement. We filed our answer and defenses to such counterclaims on November 20, 2024. We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE and defend against any related counterclaims, but there can be no assurance as to the outcome of the dispute with FE. Our success in recovering the amounts from FE will depend upon several factors including the ability of FE to satisfy recoverable amounts using available liquidity or other assets. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time.
Sales and Use Tax Liability
We regularly provide services to members in various states within the U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees, and surcharges relating to our activity. As of December 31, 2024 and 2023 we estimate the potential exposure to such tax liability to be $5.5 million and $10.5 million, respectively, the expense for which is included in Accrued expenses on the consolidated balance sheets and cost of revenue in the consolidated statements of operations.

15.    RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred expenses of $1.2 million, $1.9 million and nil for the years ended December 31, 2024, 2023 and 2022, respectively, from transactions related to the Amended CCA with Delta. As of December 31, 2024, and December 31, 2023, $2.4 million and $0.4 million, respectively, were included in Accrued expenses on the consolidated balance sheets, and nil and $3.6 million, respectively, were included in Other non-current liabilities on the consolidated balance sheets related to transactions associated with the Amended CCA with Delta.
The Company completed certain financing transactions with Delta, CK Wheels and CIH during the year ended December 31, 2023, including the Amended Promissory Note, the Term Loan and the issuance of a portion of the

Investor Shares to each such party, as applicable, in each case in pro rata amounts equal to the amount of the Term Loan funded by each such party in relation to the total Term Loan. See Note 8 and Note 11 for additional information about the Term Loan, Revolving Credit Facility and issuance of pro rata portions of the Investor Shares to Delta, CK Wheels and CIH during the year ended December 31, 2024.
The remaining transactions with related parties during the years ended December 31, 2024, 2023 and 2022 were immaterial individually and in the aggregate for financial reporting purposes.

16.     RESTRUCTURING AND RELATED CHARGES
On March 1, 2023, we announced a restructuring plan (the “Restructuring Plan”) as part of our previously announced focus on implementing cost reductions and improving the efficiency of our operations, which consisted of a reduction in headcount (excluding pilots, maintenance and operations-support personnel).
We incurred $17.7 million of charges associated with the Restructuring Plan during the fourth quarter of 2022 and first quarter of 2023, which primarily consisted of cash and non-cash expenses related to severance payments, employee benefits and equity-based compensation. During the year ended December 31, 2023, we recognized approximately $10.5 million of expenses related to the Restructuring Plan, which were incurred and recorded on the consolidated statement of operations, as follows (in thousands):

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
Income Tax Expense
The components of income (loss) before income taxes are follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(342,405)	$(493,787)	$(555,889)
Foreign	3,996	7,783	512
Loss before income taxes	$(338,409)	$(486,004)	$(555,377)

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income taxes
Federal	$—	$—	$—
State and local	150	139	101
Foreign	2,574	1,999	202
Total current income taxes	2,724	2,138	303
Deferred income taxes
Federal	—	—	—
State and local	—	(2)	(13)
Foreign	(1,498)	(753)	(120)
Total deferred income taxes	(1,498)	(755)	(133)
Income tax expense	$1,226	$1,383	$170
A reconciliation from the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Expected federal income taxes at statutory rate	21.0%	21.0%	21.0%
State and local income taxes	—	—	—
Permanent differences	(1.1)	(0.4)	(0.5)
Partnership earnings not subject to tax	—	—	—
Foreign tax rate differential	(0.3)	(0.3)	—
Change in valuation allowance	(20.1)	(20.6)	(20.5)
Effective income tax rate	(0.5)%	(0.3)%	—%
Our effective tax rate for the years ended December 31, 2024, 2023 and 2022 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized.

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities, which are presented within other assets in the consolidated balance sheets, are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets
Investment in partnership	$160,644	$98,322
Net operating loss carryforwards	197,493	145,683
Transaction costs	1,103	1,267
Tax credits	5,454	6,377
Deferred revenue	1,363	1,121
Equity-based compensation	2,242	1,851
Interest expense carryforwards	40,003	14,210
Other	1,772	566
Total deferred tax assets	410,074	269,397
Valuation allowance	(343,252)	(268,045)
Deferred tax assets, net	$66,822	$1,352

Deferred tax liabilities
Intangibles	$(1,680)	$(2,177)
OID/DFC interest	(64,150)	—
Other	(1,224)	(864)
Total deferred tax liabilities	$(67,054)	$(3,041)
Net deferred tax liabilities	$(232)	$(1,689)
As of December 31, 2024, our U.S. federal and state net operating loss carryforwards for income tax purposes were $741.1 million and $878.1 million, respectively. Of our total federal net operating losses, $613.9 million can be carried forward indefinitely, and the remainder will begin to expire in 2032 and fully expire in 2037 if not utilized. Our state net operating losses begin to expire in 2027.
During the fourth quarter of 2024, the Company performed a Section 382 analysis and a debt-equity analysis related to transactions that occurred in 2023. As a result of the analysis, the Company adjusted its deferred tax assets for net operating losses to reflect Section 382 Recognized Built-In Loss (RBIL), as well as its deferred tax liability related to Original Issue Discount (OID) and Deferred Financing Costs (DFC). However, due to our overall valuation allowance position in the U.S., we do not believe these adjustments will have a material impact on our consolidated financial statements.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of our deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary and tax-planning strategies. As of December 31, 2024 and 2023, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of deferred tax assets will not be realized. Accordingly, a valuation allowance of $343.3 million has been established as of December 31, 2024. The $75.2 million increase in valuation allowance was the result of a charge to deferred tax benefit of $144.8 million from operations and a $69.6 million expense to additional paid in capital.
We currently expect the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested. Accordingly, the Company has not provided the tax effect, if any, of limited outside basis differences of its foreign subsidiaries. If these foreign earnings are repatriated to the U.S., or if the Company determines that such earnings are repatriated to the U.S. or if the Company determines that such earnings will be remitted in a future period, additional tax provisions may be required.
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (GILTI) provisions. We have elected to recognize GILTI income in the period it arises and do not recognize deferred taxes for basis difference that may reverse in future years.
Section 382 Transaction
In general, under Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits to offset future taxable income or taxes. As a result of the Initial Issuance, the Company experienced an ownership change for the purpose of Section 382 of the Code during the third quarter of 2023, that will limit the availability of our tax attributes to offset future income. Our net operating losses and tax attributes are currently subject to a full valuation allowance. Accordingly, we do not believe it will have a material impact on our consolidated financial statements.
Uncertain Tax Positions
The Company is subject to tax in the U.S. and various foreign jurisdictions in which we operate. There were no reserves for uncertain tax positions as of December 31, 2024 and 2023. Additionally, although WUP is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file annual federal, state and local income tax returns, which are subject to examination by the taxing authorities. The statute of limitations is generally open for years beginning after 2020 for U.S. federal and state jurisdictions for WUP.
OECD Pillar Two
The organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the US has not yet adopted the Pillar Two rules, various other governments around the world have implemented the legislation, including jurisdictions in which Wheels Up’s companies operate, and many other jurisdictions are in the process of implementing it. The Company continues to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The provisions effective in 2024 did not have a materially adverse impact on our results of operations, financial condition or cash flows.
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions and treats the tax effects of GILTI as a current period expense in the period incurred. The Company estimated $2.3 million of GILTI inclusion for 2024, which was fully offset by the loss generated in the same period.

18.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(339,635)	$(487,387)	$(555,160)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	697,713,626	132,194,747	24,567,164
Basic and diluted net loss per share of Common Stock	$(0.49)	$(3.69)	$(22.60)
There were no dividends declared or paid during the years ended December 31, 2024, 2023 or 2022.
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
WUP profits interests held by other members of MIP LLC, which comprise the non-controlling interests (see Note 13), are not subject to the net loss per share calculation until such time the vested WUP profits interests are actually exchanged for shares of Common Stock.
The following securities were not included in the computation of diluted shares outstanding for periods during which we incurred a net loss, because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2024	2023	2022
Warrants(1)	1,252,149	1,252,149	1,252,149
Earnout Shares	900,000	900,000	900,000
RSUs and PSUs(2)	10,520,766	2,115,286	1,877,105
Stock options	902,459	1,205,754	1,359,295
Total anti-dilutive securities(3)	13,575,374	5,473,189	5,388,549
(1)     Each Warrant entitles the holder to purchase 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock.
(2)     Amount outstanding as of December 31, 2022 includes total RSUs, PSUs and Market-Based RSUs.
(3)    Excludes shares issuable under the CEO Performance Award and CCO Performance Award, as the number of shares issuable under the CEO Performance Award and CCO Performance Award are not readily determinable until the first Determination Date after vesting and each successive Determination Date thereafter, if applicable.

19.     SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one operating segment. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. The measure of segment profit or loss for the Company's single segment is Net income (loss), which can be found in the consolidated statement of operations. There is no expense or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM.
The Company attributes revenue among geographic areas based upon the location of the flight or service. The following table summarizes the geographic allocation of total revenues for the years indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$700,289	$1,157,113	$1,499,453
Other(1)	91,815	96,204	80,307
Total	$792,104	$1,253,317	$1,579,760
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

Long-lived assets consist of property, equipment and leasehold improvements, internally developed capitalized software, net of accumulated depreciation and amortization, and operating lease right-of-use assets. The following table presents long-lived assets by geographic area on the dates indicated (in thousands):

	As of December 31,
	2024	2023
United States	$404,094	$401,965
Other	1,156	4,659
Total	$405,250	$406,624

20.    SUBSEQUENT EVENTS
As part of the Company’s continuing cost reduction initiatives, in the first quarter of 2025, the Company leased alternative corporate office space in New York, New York and vacated a larger leased corporate office space in New York, New York, for which the Company is actively seeking a sublease tenant. Due to a general reduction in demand for corporate office space in the locale, the Company anticipates reduced sublease rent rate for the vacated space and that the terms of any sublease may differ from the underlying lease to which the Company is a party. As a result, the Company concluded on March 9, 2025 that it expects to record a non-cash, pre-tax impairment charge related to a right of use asset associated with the vacated corporate office space ranging from approximately $20.0 million to $24.0 million in the first quarter of 2025, virtually all of which will result in future cash expenditures. Following these actions, the Company expects a significant decrease in future operating expenses related to leased corporate office space.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to a material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations and other post-closing procedures, and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States of America (“GAAP”). In addition, Grant Thornton LLP, our independent registered public accounting firm, has audited and issued an opinion on the financial statements as of December 31, 2024, which is included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to control deficiencies that, when aggregated, resulted in the material weakness described below. A material weakness is defined as a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management concluded that we did not maintain effective controls over information technology (“IT”) for IT systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we identified deficiencies in (i) access management controls to ensure appropriate segregation of duties and restrict user access to financial applications, programs and data affecting underlying accounting records, and (ii) program change management controls affecting IT applications, key information and underlying accounting records, that ensure IT program and data changes are identified, tested, authorized and implemented properly. These IT deficiencies also resulted in related application controls and manual IT-dependent controls being ineffective. None of the IT deficiencies resulted in a material misstatement to our annual or interim consolidated financial statements for the year ended December 31, 2024.
If not remediated timely, the deficiencies described above could result in a misstatement of one or more account balances or disclosures, which in turn could result in a material misstatement to the future annual or interim consolidated financial statements that could not be prevented or detected.
Grant Thornton LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Remediation Plans
To date, we have implemented certain measures to address the above described deficiencies.
As of the date of this Annual Report, we have executed on the following remediation actions:
•redesigned access administration procedures to include steps to ensure retention of documentation supporting requests and approvals;
•enhanced user access review procedures to ensure timely reviews of elevated access, removal of terminated users and appropriateness of user roles;
•reviewed elevated access entitlements in the systems supporting our financial processes and have further restricted access or developed compensating controls;
•redesigned change management procedures to ensure effective monitoring controls and retention of documentation supporting requests and approvals; and,
•developed and implemented change management monitoring controls for key information used in the preparation of our financial statements.
Our remediation plan currently includes additional actions that management intends to undertake during the year ending December 31, 2025:
•engaging external advisors to assist with evaluating and documenting the design and operating effectiveness of our IT general controls;
•enhancing training programs addressing IT general controls and policies, including educating control owners concerning the principles and requirements of each control;
•increasing the frequency of testing to monitor IT general controls with a specific focus on systems supporting our financial reporting processes; and

•hiring additional personnel with relevant compliance expertise to support the ongoing design and maintenance of effective IT general controls.
We are working aggressively and prioritizing the above actions to complete our remediation plan before December 31, 2025. We believe that these actions, when fully implemented, will remediate the deficiencies described above. The deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. As we continue to evaluate and improve the applicable controls, management may take additional remedial measures or modify the remediation plan described above.
Changes in Internal Control over Financial Reporting
Except for the items noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected or preventable.

ITEM 9B. OTHER INFORMATION
(a)    As part of the Company’s continuing cost reduction initiatives, in the first quarter of 2025, the Company leased alternative corporate office space in New York, New York and vacated a larger leased corporate office space in New York, New York, for which the Company is actively seeking a sublease tenant. Due to a general reduction in demand for corporate office space in the locale, the Company anticipates reduced sublease rent rate for the vacated space and that the terms of any sublease may differ from the underlying lease to which the Company is a party. As a result, the Company concluded on March 9, 2025 that it expects to record a non-cash, pre-tax impairment charge related to a right of use asset associated with the vacated corporate office space ranging from approximately $20.0 million to $24.0 million in the first quarter of 2025, virtually all of which will result in future cash expenditures. Following these actions, the Company expects a significant decrease in future operating expenses related to leased corporate office space. Following these actions, the Company expects a significant decrease in future operating expenses related to leased corporate office space. This non-cash, pre-tax impairment charge will be recorded in Net income (loss), but is not expected to adversely impact Adjusted Contribution, Adjusted Contribution Margin or Adjusted EBITDA for the first quarter and fiscal year 2025. “Adjusted Contribution,” “Adjusted Contribution Margin” and “Adjusted EBITDA” are defined under the caption “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in this Annual Report.

In addition, on March 10, 2025, the Company, in its capacity as the managing member of WUP, entered into Amendment No. 3 to Seventh Amended and Restated Limited Liability Company Agreement of WUP, dated as of March 10, 2025 (the “WUP Agreement Amendment”), to clarify an ambiguity in a tax-related provision to reflect the original intention of the parties to such agreement, as described more fully in the WUP Agreement Amendment.
(b)    During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 “Directors, Executive Officers and Corporate Governance,” is set forth under the headings “Proposal No. 1 – Election of Directors,” “Corporate Governance,” and “Information Regarding Executive Officers” in our definitive proxy statement to be filed with the SEC related to our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), and is incorporated by reference.
Code of Ethics
Wheels Up has adopted a code of ethics entitled “Wheels Up Code of Business Conduct and Ethics” that applies to directors, officers, employees and contractors, including the Company’s principal executive officer and principal financial officer. Wheels Up also elects to disclose the information required by Item 5.05 of Form 8-K, “Amendments to the Registrant's Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through the Company’s investor relations website, and such information will remain available on such website for at least a 12-month period. A copy of the “Wheels Up Code of Business Conduct and Ethics” will be available in print to any stockholder upon request and may be accessed through the “Governance” section of the Company’s investor relations website at www.wheelsup.com/investors. The information on, or that can be accessed through, such website is not deemed incorporated in, and does not form a part of, this Annual Report. The website address is included as an inactive textual reference only.
Insider Trading Policy
Wheels Up maintains an insider trading policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees. Our insider trading policy also includes guidelines applicable to such persons for the adoption, modification or termination of a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of Wheels Up’s Amended and Restated Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item 11 “Executive Compensation,” is set forth under the headings “Executive Compensation” and “Director Compensation” in our Proxy Statement, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information on our equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	84,313,292	(2)	$100.00	(3)	16,455,190
Equity compensation plans not approved by stockholders(4)	825,727	(5)	74.21	(6)	—
Total	85,139,019		$76.40		16,455,190
__________
(1)    Consists of the Amended and Restated 2021 LTIP and CEO Performance Award.
(2)    Consists of (i) 11,236,560 RSUs and PSUs that may be settled into a maximum of 11,236,560 shares of Common Stock under the Amended and Restated 2021 LTIP, (ii) 76,732 stock options to purchase up to 76,732 shares of Common Stock under the Amended and Restated 2021 LTIP, and (iii) up to 73,000,000 shares of Common Stock under the CEO Performance Award that have been authorized by the Company’s stockholders for issuance thereunder, subject to the satisfaction of both the performance- and service-based vesting conditions under the CEO Performance Award, if at all.
(3)    Reflects the weighted-average exercise price of outstanding stock options under the Amended and Restated 2021 LTIP as of December 31, 2024. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(4)    Consists of the Wheels Up Partners Holdings LLC Option Plan (“WUP option plan”). All awards made under the WUP option plan were made prior to the Business Combination Closing Date and were assumed by the Company in connection with the Business Combination. No further awards may be made under the WUP option plan.
(5)    Consists of (i) 825,727 stock options to purchase up to 825,727 shares of Common Stock under the WUP option plan.
(6)    Reflects the weighted-average exercise price of outstanding stock options under the WUP option plan as of December 31, 2024. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

The above table excludes shares issuable under the CCO Performance Award, as no shares of Common Stock were authorized for issuance under the award as of December 31, 2024. Capitalized terms used but not defined in this Item 12 have the meanings assigned to them in the Notes to Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report.
Other information required by this Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 “Certain Relationships and Related Transactions, and Director Independence,” is set forth under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” in our Proxy Statement, and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 “Principal Accountant Fees and Services,” is set forth under the heading “Proposal No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services,” in our Proxy Statement, and is incorporated by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements are provided under Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.
(a)(2) Financial Statement Schedules
No financial statement schedules are provided because the information called for is not applicable or not required or is included in the consolidated financial statements or the notes thereto provided under Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.
(a)(3) Exhibits
The information required by this Item 15 is set forth below.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of February 1, 2021 by and among the Registrant, Wheels Up Partners Holdings LLC, KittyHawk Merger Sub LLC, Wheels Up Blocker Sub LLC, the Blocker Merger Subs (as defined in therein) and the Blockers (as defined therein) (Incorporated by reference to Exhibit 2.1 to Aspirational Consumer Lifestyle Corp’s Current Report on Form 8-K/A filed with the SEC on February 2, 2021)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of May 6, 2021 (incorporated by reference to Exhibit 2.1 to Aspirational Consumer Lifestyle Corp.’s Current Report on Form 8-K, filed with the SEC on May 6, 2021)

3.1
Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

3.2
Amended and Restated By-Laws of Wheels Up Experience Inc., effective as of November 15, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

4.1
Specimen Class A Common Stock Certificate of Wheels Up Experience Inc. (incorporated by reference to Exhibit 4.5 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021)

4.2
Warrant Agreement, dated as of September 25, 2020, between Aspirational Consumer Lifestyle Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Aspirational Consumer Lifestyle Corp.’s Current Report on Form 8-K, filed with the SEC on September 25, 2020)

4.3+^
Note Purchase Agreement, dated as of November 13, 2024, among Wheels Up Partners LLC, Wheels Up Class A-1 Loan Trust 2024-1 and Wilmington Trust, National Association, as subordination agent and trustee (2024-1 Revolving Equipment Notes) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2024)

4.4
Intercreditor Agreement, dated as of November 13, 2024, by and among Wheels Up Experience Inc., Wheels Up Partners Holdings LLC, Wheels Up Partners LLC, Mountain Aviation, LLC, Wheels Up Private Jets LLC, Delta Air Lines, Inc., Wheels Up Class A-1 Loan Trust 2024-1 and Wilmington Trust, National Association, not in its individual capacity except as expressly stated therein but solely as subordination agent and trustee (2024-1 Revolving Equipment Notes) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2024)

4.5+^
Participation Agreement, dated as of November 13, 2024, by and among Wheels Up Partners LLC, Wilmington Trust, National Association, not in its individual capacity, except as expressly provided therein, but solely as mortgagee, Wheels Up Class A-1 Loan Trust 2024-1, and Wilmington Trust, National Association, not in its individual capacity, except as expressly provided therein, but subordination agent (together with Supplement No. 1 thereto) (2024-1 Revolving Equipment Notes) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2024)

4.6+^
Trust Indenture and Mortgage, dated as of November 13, 2024, by and between Wheels Up Partners LLC and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee (together with Supplement No. 1 thereto) (2024-1 Revolving Equipment Notes) (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2024)

4.7	Form of Equipment Notes (2024-1 Revolving Equipment Notes) (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2024)
4.8
Guarantee, dated as of November 13, 2024, from each person listed in Schedule I thereto and each other person that becomes an additional guarantor pursuant thereto, to the parties listed in Schedule II thereto (2024-1 Revolving Equipment Notes) (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2024)

4.9+
Class A Revolving Loan Agreement, dated as of November 13, 2024, by and among Wheels Up Class A-1 Loan Trust 2024-1, each lender from time to time party thereto, and their permitted successors and assigns, and Wilmington Trust, National Association, as facility agent for the lenders and not in its individual capacity, except as expressly stated therein, but as facility agent and security trustee for the lenders (2024-1 Revolving Equipment Notes) (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2024)

4.10
Security Agreement, dated as of November 13, 2024, among Wheels Up Class A-1 Loan Trust 2024-1 and Wilmington Trust, National Association, not in its individual capacity but solely as security trustee and the facility agent (2024-1 Revolving Equipment Notes) (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2024)

4.11
Release Agreement, dated as of November 13, 2024, among Wheels Up Partners LLC, certain affiliates of Wheels Up Partners LLC, as guarantors, listed on the signature pages thereto, Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, National Association, as subordination agent and trustee, as facility agent, as security trustee, and as mortgagee (2022 Term Equipment Notes) (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2024)

4.12^
Note Purchase Agreement, dated as of October 14, 2022, among Wheels Up Partners LLC, Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, National Association, as subordination agent and trustee (2022 Term Equipment Notes) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.13
Intercreditor Agreement, dated as of October 14, 2022, among Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, National Association, not in its individual capacity except as described therein, but solely as subordination agent and trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.14
Form of Participation Agreement N[_____], among Wheels Up Partners LLC, Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee, Wheels Up Class A-1 Loan Trust 2022-1, and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as subordination agent (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.15
Form of Trust Indenture and Mortgage N[_____], between Wheels Up Partners LLC and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee (Exhibit C to Note Purchase Agreement) (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.16	Form of Equipment Notes (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)
4.17
Guarantee, dated as of October 14, 2022 from each person listed in Schedule I thereto and each other person that becomes an additional guarantor pursuant thereto, to the beneficiaries listed in Schedule II thereto (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.18
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

4.19
Security Agreement, dated as of October 14, 2022, among Wheels Up Class A-1 Loan Trust 2022-1 and Wilmington Trust, National Association, not in its individual capacity but solely as security trustee and the facility agent (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.20^
Security Agreement (Intellectual Property), dated as of October 14, 2022, among Wheels Up Partners LLC, certain affiliates of Wheels Up Partners LLC listed on the signature pages thereto, and Wilmington Trust, National Association, as loan trustee (incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2022)

4.21^
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

4.22*	Description of Our Securities

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

10.5*	Amendment No. 3 to Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC, dated as of March 10, 2025
10.6^
Credit Agreement, dated as of September 20, 2023, among Wheels Up Experience Inc., as Borrower, the subsidiaries of Wheels Up Experience Inc. party thereto, as guarantors, the lenders party thereto from time to time and U.S. Bank Trust Company, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.7
Amendment No. 1 to Credit Agreement, dated as of November 15, 2023, among Wheels Up Experience Inc., as Borrower, the subsidiaries of Wheels Up Experience Inc. party thereto, as guarantors, the lenders party thereto and U.S. Bank Trust Company, N.A., as administrative agent and collateral agent (with a conformed version of the Credit Agreement through and including Amendment No. 1 thereto provided in Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

10.8
Amendment No. 2 to Credit Agreement, dated as of November 13, 2024, by and among Wheels Up Experience Inc., as Borrower, the subsidiaries of Wheels Up Experience Inc. party thereto, Delta Air Lines, Inc. and CK Wheels LLC, constituting the Required Lenders and Lead Lenders thereunder, and U.S. Bank Trust Company, N.A., not in its individual capacity but solely as administrative agent for the lenders (with a conformed version of the Credit Agreement through and including Amendment No. 2 thereto provided in Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2024)

10.9^
Security Agreement, dated as of September 20, 2023, by and among U.S. Bank Trust Company, N.A., as collateral agent, Wheels Up Experience Inc., as Borrower, and the guarantor parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.10+^
Aircraft Mortgage and Security Agreement (First-Priority Lien), dated as of September 20, 2023, by Wheels Up Partners LLC, as owner, in favor of U.S. Bank Trust Company, N.A., in its capacity as Collateral Agent as mortgagee for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.11+^
Aircraft Mortgage and Security Agreement (Junior Lien), dated as of September 20, 2023, by Wheels Up Partners LLC, as owner in favor of U.S. Bank Trust Company, N.A., in its capacity as Collateral Agent as mortgagee for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.12*+^
Aircraft Mortgage and Security Agreement Supplement No. 5 and Amendment No. 1 (Junior Lien), dated as of November 13, 2024, by Wheels Up Partners LLC, as owner in favor of U.S. Bank Trust Company, N.A., in its capacity as Collateral Agent as mortgagee for the Secured Parties

10.13+^
Investment and Investor Rights Agreement, dated as of September 20, 2023, by and among Wheels Up Experience Inc. and the entities listed on Schedule A thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.14+
Amendment No. 1 to Investment and Investor Rights Agreement, dated as of November 15, 2023, by and between Wheels Up Experience Inc. and the entities listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

10.15
Form of Joinder to Investment and Investor Rights Agreement (Exhibit A to Amendment No. 1 to Investment and Investor Rights Agreement (included in Exhibit 10.2 thereto) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

10.16
Amendment No. 2 to Investment and Investor Rights Agreement, dated September 22, 2024, by and among Wheels Up Experience Inc. and the Investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2024)

10.17+
Registration Rights Agreement, dated as of September 20, 2023, by and among Wheels Up Experience Inc. and the equity holders set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.18	Form of Joinder to Registration Rights Statement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)
10.19†
Wheels Up Partners Holdings LLC Option Plan, and the form of Option Agreement thereunder (incorporated by reference to Exhibit 10.18 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.20†
Wheels Up Partners Holdings LLC Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.21†
Wheels Up Partners Holdings LLC Equity Incentive Plan II (incorporated by reference to Exhibit 10.20 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.22†
Wheels Up Partners Holdings LLC Equity Incentive Plan III (incorporated by reference to Exhibit 10.21 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.23†
Wheels Up Partners Holdings LLC Equity Incentive Plan IV (incorporated by reference to Exhibit 10.22 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.24†
Wheels Up Partners Holdings LLC Equity Incentive Plan V (incorporated by reference to Exhibit 10.23 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.25†
Wheels Up Partners Holdings LLC Equity Incentive Plan VI (incorporated by reference to Exhibit 10.24 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.26†
Wheels Up Partners Holdings LLC Equity Incentive Plan VII (incorporated by reference to Exhibit 10.25 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.27†
Wheels Up Partners Holdings LLC Equity Incentive Plan VIII (incorporated by reference to Exhibit 10.26 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.28†
Form of Profits Interest Award Agreement under Equity Incentive Plans I-VIII (incorporated by reference to Exhibit 10.27 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.29†
Form of Restricted Interest Award Agreement under Equity Incentive Plans I-VIII (incorporated by reference to Exhibit 10.28 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.30†
Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated April 1, 2023, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2023)

10.31†
Amendment No. 1 to Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated April 1, 2023, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 7, 2024)

10.32†
Wheels Up Experience Inc. 2022 Inducement Grant Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-265991) filed with the SEC on July 1, 2022)

10.33†+
Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023, by and between Wheels Up Experience Inc. and George Mattson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 1, 2023)

10.34†+
Wheels Up Experience Inc. Performance Award Agreement, dated as of March 3, 2024, by and between Wheels Up Experience Inc. and Todd Smith (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

10.35†
Wheels Up Experience Inc. Performance Award Agreement, dated as of May 20, 2024, by and between Wheels Up Experience Inc. and David Harvey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2024)

10.36†+
Amended and Restated Employment Agreement, dated as of November 30, 2023, by and among Wheels Up Experience Inc., Wheels Up Partners LLC and George Mattson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 1, 2023)

10.37†+
Offer Letter, dated July 19, 2022, by and between Mark Briffa and Air Partner Limited (including the Director’s Service Agreement attached as Annex A thereto and Amendment No. 1 thereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)

10.38†+^
Amendment No. 2 to Director’s Service Agreement, dated as of June 6, 2024, by and between Mark Briffa and Air Partner Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 7, 2024)

10.39†+^
Charter Sales Adjusted EBITDA Incentive Plan Award, dated June 6, 2024, by and between Mark Briffa and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 7, 2024)

10.40*†+^	Offer Letter, dated March 8, 2024, by and between Alexander Chatkewitz and Wheels Up Partners LLC
10.41†+
Offer Letter, dated April 28, 2023, by and between David Godsman and Wheels Up Partners LLC (and attachments) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023)

10.42†+^
Offer Letter, dated May 5, 2024, by and between David Harvey and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2024)

10.43†
Offer Letter, dated February 1, 2024, by and between David Holtz and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2024)

10.44†+
Offer Letter, dated March 18, 2024, by and between Brian Kedzior and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2024)

10.45†^
Offer Letter, dated August 20, 2024, by and between Matthew Knopf and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2024)

10.46†+
Offer Letter, dated May 2, 2023, by and between Kristen Lauria and Wheels Up Partners LLC (and attachments) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023)

10.47†
Offer Letter, dated June 18, 2022, by and between Todd Smith and Wheels Up Partners LLC (and attachments) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2022)

10.48†^
Employment Agreement, dated as of December 28, 2020, by and between Laura Heltebran and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021)

10.49†^
Amendment No.1 to Employment Agreement, dated as of December 31, 2021, by and between Laura Heltebran and Wheels Up Partners LLC originally dated December 28, 2020 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual report on Form 10-K, filed with the SEC on March 10, 2022)

10.50†+^
Separation and Release Agreement, dated August 20, 2024, by and between Laura Heltebran and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2024)

10.51†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021)
10.52+^
Commercial Cooperation Agreement, dated as of January 17, 2020, by and among Delta Air Lines, Inc., Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.43 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021)

10.53+
Amendment No. 1 to Commercial Cooperation Agreement, dated as of March 15, 2021, by and among Delta Air Lines, Inc., Wheels Up Partners LLC and Wheels Up Partners Holding LLC (incorporated by reference to Exhibit 10.44 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4/A (Registration No. 333-254304), filed with the SEC on May 6, 2021)

10.54
Amendment No. 2 to Commercial Cooperation Agreement, dated as of September 21, 2023, by and among Delta Air Lines, Inc., Wheels Up Partners LLC and Wheels Up Partners Holdings LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.55+^
Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024, by and among Wheels Up Partners Holdings LLC, Wheels Up Partners LLC and Delta Air Lines, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 17, 2024)

10.56+^
Asset Purchase Agreement, dated as of October 22, 2024, by and among Wheels Up Partners LLC, Grandview Aviation LLC and Global Medical Response, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 22, 2024)

10.57+
Commitment Letter, dated October 22, 2024, by and among Wheels Up Partners LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 22, 2024)

19.1*	Wheels Up Experience Inc. Amended and Restated Insider Trading Policy, adopted February 16, 2023 (with Appendix A – Rule 10b5-1 Trading Plan Guidelines)
21.1*	List of Subsidiaries

23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (included on signature pages)
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Wheels Up Experience Inc. Executive Compensation Recoupment Policy, adopted December 12, 2022 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

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
+ Certain portions of this Exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted information to the SEC or its staff upon request..
^ Certain schedules, exhibits, annexes and/or appendices have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or Exhibit to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

March 11, 2025		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

SIGNATURES (continued)
Each person whose individual signature appears below hereby authorizes and appoints George Mattson, Matthew Knopf and Alexander Chatkewitz, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George Mattson	Chief Executive Officer and Director	March 11, 2025
George Mattson	(Principal Executive Officer)

/s/ Eric Cabezas	Interim Chief Financial Officer	March 11, 2025
Eric Cabezas	(Principal Financial Officer)

/s/ Alexander Chatkewitz	Chief Accounting Officer	March 11, 2025
Alexander Chatkewitz	(Principal Accounting Officer)

/s/ Adam Zirkin	Chairperson of the Board of Directors	March 11, 2025
Adam Zirkin

/s/ Timothy Armstrong	Director	March 11, 2025
Timothy Armstrong

/s/ Alain Bellemare	Director	March 11, 2025
Alain Bellemare

/s/ Adam Cantor	Director	March 11, 2025
Adam Cantor

/s/ Andrew Davis	Director	March 11, 2025
Andrew Davis

/s/ Dwight James	Director	March 11, 2025
Dwight James

/s/ Daniel Janki	Director	March 11, 2025
Daniel Janki

/s/ Thomas Klein	Director	March 11, 2025
Thomas Klein

/s/ Zachary Lazar	Director	March 11, 2025
Zachary Lazar

/s/ Lee Moak	Director	March 11, 2025
Lee Moak

/s/ Gregory Summe	Director	March 11, 2025
Gregory Summe