Form 10-Q
period 2025-03-31
Wheels Up Experience Inc.
filed 2025-05-05
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated Filer	☐	Smaller reporting company	☑
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of May 5, 2025, 698,874,225 shares of Class A common stock, $0.0001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) of Wheels Up Experience Inc. (“Wheels Up”, “we”, “us”, “our” or the “Company”), contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide current expectations of future circumstances or events based on certain assumptions and include any statement, projection or forecast that does not directly relate to any historical or current fact. Forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: (i) Wheels Up’s growth plans, the size, demand, competition in and growth potential of the markets for Wheels Up’s service offerings and the degree of market adoption of Wheels Up’s member programs, charter offerings and any future services it may offer; (ii) the potential impact of Wheels Up’s cost reduction and operational efficiency initiatives on its business and results of operations, including timing, magnitude and possible effects on liquidity levels and working capital; (iii) Wheels Up’s fleet modernization strategy first announced in October 2024, its ability to execute such strategy on the timeline that it currently anticipates and the expected commercial, financial and operational impacts to Wheels Up; (iv) Wheels Up’s liquidity, future cash flows and certain restrictions related to its indebtedness obligations, as well as its ability to perform under its contractual and indebtedness obligations; (v) Wheels Up’s ability to achieve its financial goals in the future pursuant to the most recent schedule that it has announced; (vi) the potential impacts or benefits from pursuing strategic actions involving Wheels Up or its subsidiaries or affiliates, including, among others, acquisitions and divestitures, new debt or equity financings, refinancings of existing indebtedness, stock repurchases or commercial partnerships or arrangements; (vii) the availability or success of options that the Company may undertake that are intended to cure compliance with the New York Stock Exchange’s continued listing standards; and (viii) the impacts of general economic and geopolitical conditions on Wheels Up’s business and the aviation industry, including due to, among others, fluctuations in interest rates, inflation, foreign currencies, taxes, tariffs and trade policies, and consumer and business spending decisions. The words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. We have identified certain known material risk factors applicable to Wheels Up in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) under Part I, Item 1A “Risk Factors,” as well as in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report. It is not always possible for us to predict how new risks and uncertainties that arise from time to time may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$171,845	$216,426
Accounts receivable, net	41,797	32,316
Parts and supplies inventories	12,723	12,177
Aircraft held for sale	24,767	35,663
Prepaid expenses	32,011	23,546
Other current assets	15,664	11,941
Total current assets	298,807	332,069
Property and equipment, net	333,422	348,339
Operating lease right-of-use assets	35,153	56,911
Goodwill	219,476	217,045
Intangible assets, net	92,056	96,904
Restricted cash	35,218	30,042
Other non-current assets	76,850	76,701
Total assets	$1,090,982	$1,158,011

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$31,658	$31,748
Accounts payable	37,872	29,977
Accrued expenses	84,895	89,484
Deferred revenue, current	758,231	749,432
Other current liabilities	12,748	16,643
Total current liabilities	925,404	917,284
Long-term debt, net	382,765	376,308
Operating lease liabilities, non-current	53,076	50,810
Other non-current liabilities	9,620	9,837
Total liabilities	1,370,865	1,354,239

Commitments and contingencies (Note 12)

Mezzanine equity:
Executive performance award	8,223	5,881
Total mezzanine equity	8,223	5,881

Equity:
Common Stock, $0.0001par value; 1,500,000,000 authorized; 699,393,218 and 698,342,097 issued and 698,864,832 and 697,902,646 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	70	70

Additional paid-in capital	1,931,900	1,921,581
Accumulated deficit	(2,202,208)	(2,102,895)
Accumulated other comprehensive loss	(9,556)	(12,662)
Treasury stock, at cost, 528,386 and 439,451 shares, respectively	(8,312)	(8,203)
Total Wheels Up Experience Inc. stockholders’ equity	(288,106)	(202,109)
Non-controlling interests	—	—
Total equity	(288,106)	(202,109)
Total liabilities and equity	$1,090,982	$1,158,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$177,530	$197,101

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	158,424	198,260
Technology and development	10,524	11,081
Sales and marketing	22,161	21,437
General and administrative	56,817	36,237
Depreciation and amortization	20,210	15,395
Gain on sale of aircraft held for sale	(6,551)	(2,724)
(Gain) loss on disposal of assets, net	(3,289)	1,963
Total costs and expenses	258,296	281,649

Loss from operations	(80,766)	(84,548)

Other income (expense)
Gain on divestiture	—	3,403
Loss on extinguishment of debt	(38)	(1,706)
Change in fair value of warrant liability	—	(28)
Interest income	1,148	56
Interest expense	(19,880)	(14,555)
Other income (expense), net	301	(129)
Total other income (expense)	(18,469)	(12,959)

Loss before income taxes	(99,235)	(97,507)

Income tax benefit (expense)	(78)	114

Net loss	(99,313)	(97,393)
Less: Net loss attributable to non-controlling interests	—	—
Net loss attributable to Wheels Up Experience Inc.	$(99,313)	$(97,393)

Net loss per share of Class A common stock:
Basic and diluted	$(0.14)	$(0.14)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	698,270,154	697,983,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(99,313)	$(97,393)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,106	(1,542)
Comprehensive loss	(96,207)	(98,935)
Less: Comprehensive loss attributable to non-controlling interests	—	—
Comprehensive loss attributable to Wheels Up Experience Inc.	$(96,207)	$(98,935)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2024	698,342,097	$70	$1,921,581	$(2,102,895)	$(12,662)	439,451	$(8,203)	$—	$(202,109)
Equity-based compensation	—	—	10,319	—	—	—	—	—	10,319
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	88,935	(109)	—	(109)
Issuance of Common Stock upon settlement of restricted stock units	1,051,121	—	—	—	—	—	—	—	—
Net loss	—	—	—	(99,313)	—	—	—	—	(99,313)
Other comprehensive income (loss)	—	—	—	—	3,106	—	—	—	3,106
Balance at March 31, 2025	699,393,218	$70	$1,931,900	$(2,202,208)	$(9,556)	528,386	$(8,312)	$—	$(288,106)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury Stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2023	697,131,838	$70	$1,879,009	$(1,763,260)	$(10,704)	275,707	$(7,718)	$—	$97,397
Equity-based compensation	—	—	2,812	—	—	—	—	—	2,812
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	92,764	(338)	—	(338)
Issuance of Common Stock upon settlement of restricted stock units	558,125	—	—	—	—	—	—	—	—
Net loss	—	—	—	(97,393)	—	—	—	—	(97,393)
Other comprehensive income (loss)	—	—	—	—	(1,542)	—	—	—	(1,542)
Balance at March 31, 2024	697,689,963	$70	$1,881,821	$(1,860,653)	$(12,246)	368,471	$(8,056)	$—	$936
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(99,313)	$(97,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,210	15,395
Equity-based compensation	12,661	11,211
Payment in kind interest	13,050	10,123
Amortization (accretion) of deferred financing costs and debt discount	1,893	(1,880)
Gain on sale of aircraft held for sale	(4,975)	(2,724)
(Gain) loss on disposal of assets, net	(3,229)	1,963
Impairment of right-of-use assets	20,218	—
Other	1,678	162
Changes in assets and liabilities:
Accounts receivable	(8,481)	(5,952)
Other receivables	(3,437)	2,113
Prepaid expenses	(8,324)	12,215
Other current assets	(262)	(4,371)
Other non-current assets	1,166	9,456
Accounts payable	7,760	13,093
Accrued expenses	(6,005)	(12,211)
Deferred revenue	7,917	(25,145)
Other assets and liabilities	(451)	151
Net cash used in operating activities	(47,924)	(73,794)

Cash flows from investing activities:
Purchases of property and equipment	(14,704)	(4,022)
Capitalized software development costs	(3,338)	(3,540)
Purchase of aircraft held for sale	(3,800)	(2,331)
Proceeds from sale of aircraft held for sale, net	33,005	25,988
Other	4,950	3,508
Net cash provided by investing activities	16,113	19,603

Cash flows from financing activities:
Purchase of shares for treasury	(109)	(338)
Proceeds from long-term debt	9,876	—
Repayments of long-term debt	(18,451)	(23,976)
Payment of debt issuance costs	(2)	—
Net cash used in financing activities	(8,686)	(24,314)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,092	(1,030)

Net decrease in cash, cash equivalents and restricted cash	(39,405)	(79,535)
Cash, cash equivalents and restricted cash, beginning of period	246,468	292,825
Cash, cash equivalents and restricted cash, end of period	$207,063	$213,290

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,410	$6,792
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
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for annual financial statements. As a result, this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on March 11, 2025. In the opinion of the Company’s management, the condensed consolidated financial statements in this Quarterly Report include all adjustments necessary for the fair presentation of the Company’s balance sheet as of March 31, 2025, and its results of operations, including its comprehensive loss and stockholders' equity for the three months ended March 31, 2025 and 2024. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2025.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany transactions and accounts. We consolidate Wheels Up MIP LLC (“MIP LLC”) and record the profits interests held by MIP LLC that the Company does not own as non-controlling interests (see Note 11).
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
The Company’s CODM is our Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company operates as one operating segment. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. The measure of segment profit or loss for the Company's single segment is Net income (loss), which can be found in the consolidated statement of operations. There is no expense or asset information that is supplemental to those disclosed in the consolidated financial statements that is regularly provided to the CODM.

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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
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

2.REVENUE RECOGNITION
Disaggregation of Revenue
The following table disaggregates Revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended March 31,
	2025	2024
Services transferred at a point in time:
Flights, net of discounts and incentives	$147,568	$150,929
Other	19,784	28,784

Services transferred over time:
Memberships	9,189	16,854
Other	989	534
Total Revenue	$177,530	$197,101

Contract Balances
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Gross receivables from members and customers	$47,456	$38,049
Undeposited funds	1,236	2,131
Less: Allowance for credit losses	(6,895)	(7,864)
Accounts receivable, net	$41,797	$32,316
Deferred revenue consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Flights - prepaid	$741,070	$729,581
Memberships - annual dues	14,464	17,638
Other	2,777	2,393
Deferred revenue - total	$758,311	$749,612
Deferred revenue, non-current is presented within Other non-current liabilities on the condensed consolidated balance sheets.
Changes in Deferred revenue for the three months ended March 31, 2025 were as follows (in thousands):

Deferred revenue as of December 31, 2024	$749,612
Amounts deferred during the period	183,859
Revenue recognized from amounts included in the deferred revenue beginning balance	(156,987)
Revenue from current period sales	(18,173)
Deferred revenue as of March 31, 2025	$758,311
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2025 were as follows (in thousands):

Remainder of 2025	$379,124
2026	243,417
2027	67,876
2028	67,894
Total Deferred revenue	$758,311
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $2.0 million for each of the three months ended March 31, 2025 and 2024.
As of March 31, 2025 and December 31, 2024, capitalized sales commissions and referral fees of $4.3 million and $4.6 million, respectively, were included in Other current assets, and $0.3 million and $0.3 million, respectively, were included in Other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $2.3 million for the three months ended March 31, 2025, and $2.1 million for the three months ended March 31, 2024.

3.PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Aircraft	$427,621	$443,193
Software development costs	90,192	85,112
Leasehold improvements	16,491	22,882
Computer equipment	3,387	3,042
Building and improvements	1,424	1,424
Furniture and fixtures	2,168	3,322
Tooling	403	3,246
Vehicles	2,192	2,166
Total Property and equipment	543,878	564,387
Less: Accumulated depreciation and amortization	(210,457)	(216,048)
Total Property and equipment, net	$333,422	$348,339
Depreciation and amortization expense, excluding amortization expense related to software development costs, was $8.7 million for the three months ended March 31, 2025, and $6.2 million for the three months ended March 31, 2024.
Amortization expense related to software development costs, was $6.8 million for the three months ended March 31, 2025, and $4.3 million for the three months ended March 31, 2024.

4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents Goodwill carrying values and the change in balance, by reporting unit, during the three months ended March 31, 2025 (in thousands):

	WUP Legacy	Air Partner	Total
Balance as of December 31, 2024(1)	$136,098	$80,947	$217,045
Foreign currency translation adjustment	—	2,431	2,431
Balance as of March 31, 2025	$136,098	$83,378	$219,476
(1)    Net of accumulated impairment losses of $306.2 million.

Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of Intangible assets consisted of the following (in thousands):

	March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$38,931	$41,069
Customer relationships	89,121	48,323	40,798
Trade name	10,709	5,434	5,275
Developed technology	20,056	15,491	4,565
Leasehold interest – favorable	600	130	470
Foreign currency translation adjustment	(284)	(163)	(121)
Total	$200,202	$108,146	$92,056

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$37,410	$42,590
Customer relationships	89,121	45,700	43,421
Trade name	10,709	5,196	5,513
Developed technology	20,056	14,767	5,289
Leasehold interest – favorable	600	124	476
Foreign currency translation adjustment	(808)	(423)	(385)
Total	$199,678	$102,774	$96,904
Amortization expense of intangible assets was $5.1 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively.
Intangible Liabilities
Associated with our acquisition of Delta Private Jets on January 17, 2020, we recognized intangible liabilities for the fair value of complimentary Wheels Up Connect Memberships provided to existing Delta Air Lines, Inc. (“Delta”) SkyMiles 360® customers as of the acquisition date, as required under the Commercial Cooperation Agreement, dated as of January 17, 2020, by and among Wheels Up Partners Holdings LLC (“WUP”), WUP LLC and Delta (as amended, the “Original CCA”), which was subsequently replaced by the Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024, by and among WUP, WUP LLC and Delta (the “Amended CCA”). The gross carrying value, accumulated amortization and net carrying value of Intangible liabilities consisted of the following (in thousands):

	March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$9,705	$10,295

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$9,323	$10,677

Amortization of Intangible liabilities, which reduces amortization expense, was $0.4 million for each of the three months ended March 31, 2025 and 2024.
The current portion of Intangible liabilities is presented within Other current liabilities on the condensed consolidated balance sheets. Future amortization expense of Intangible assets and Intangible liabilities held as of March 31, 2025, were as follows (in thousands):

	Intangible Assets	Intangible Liabilities
Remainder of 2025	$15,284	$1,144
2026	19,512	1,525
2027	14,899	1,525
2028	14,246	1,525
2029	13,502	1,525
Thereafter	14,613	3,051
Total	$92,056	$10,295

5.CASH EQUIVALENTS AND RESTRICTED CASH
A reconciliation of Cash and cash equivalents and Restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$171,845	$216,426
Restricted cash	35,218	30,042
Total	$207,063	$246,468
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash	$101,344	$135,614
Money market funds	70,501	80,812
Cash and cash equivalents	$171,845	$216,426
Interest income from cash equivalents of $1.1 million and $0.1 million was recorded in Interest income in the consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.
Restricted Cash
As of March 31, 2025 and December 31, 2024, Restricted cash included $6.6 million and $6.2 million, respectively, held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates, and $5.0 million held by financial institutions to collateralize our credit card programs. The standby letters of credit expire on May 31, 2031, December 31, 2033 and June 30, 2034. The Restricted cash balances as of March 31, 2025 and December 31, 2024 also included $23.6 million and $18.8 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions.

6.LONG-TERM DEBT
The following table presents the components of Long-term debt, net (in thousands, except weighted average interest rates):

	Maturity Date	Interest Rate per Annum as of March 31, 2025	March 31, 2025	December 31, 2024
2024 Revolving Equipment Notes	2029	SOFR + 1.75%	$308,908	$317,484
Term Loan(1)	2028	10.0%	456,915	443,864
Total debt			765,823	761,348
Less: Total unamortized debt discount and debt issuance costs			351,401	353,292
Less: Current maturities of long-term debt			31,658	31,748
Long-term debt, net			$382,765	$376,308
(1) As of March 31, 2025, includes $3.1 million outstanding in connection with the Credit Support Premium (as defined below), which will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility (as defined below) and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. The Credit Support Premium is deemed a Revolving Loan (as defined in the Credit Agreement (as defined below)) under the Credit Agreement; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment available to be borrowed by the Company from time to time under the Revolving Credit Facility (as defined below).

Maturities of principal debt payments for the next five years for debt obligations outstanding as of March 31, 2025 are as follows (in thousands):

Maturities
Remainder of 2025	$23,743
2026	31,658
2027	33,240
2028	491,802
2029	185,380
Total	$765,823
Long-Term Debt Arrangements as of March 31, 2025
2024 Revolving Equipment Notes
On November 13, 2024 (the “Initial Revolving Equipment Notes Closing Date”), WUP LLC entered into a Note Purchase Agreement, dated as of the Initial Revolving Equipment Notes Closing Date (the “2024 Note Purchase Agreement”), with Wilmington Trust, National Association (“Wilmington Trust”), as subordination agent and trustee, and Wheels Up Class A-1 Loan Trust 2024-1, a Delaware statutory trust (the “2024-1 Trust”), which provides for the revolving issuance from time to time by WUP LLC of Series A-1 equipment notes (the “Revolving Equipment Notes”) in an aggregate principal amount up to $332.0 million (the “Revolving Equipment Notes Facility”), of which approximately $331.3 million aggregate principal amount was initially funded and issued on the Initial Revolving Equipment Notes Closing Date. The initial Revolving Equipment Notes were issued by WUP LLC, and loans were made to the 2024-1 Trust, for gross proceeds equal to approximately 98.75% of the principal amount of the initial Revolving Equipment Notes.
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
The Revolving Equipment Notes Facility utilizes an enhanced equipment trust certificate (EETC) loan structure. Pursuant to the 2024 Note Purchase Agreement, Revolving Equipment Notes are issued pursuant to a Trust Indenture and Mortgage (together with any supplements thereto, the “2024 Trust Indenture”) entered into by WUP LLC and Wilmington Trust, as the mortgagee thereunder, on the Initial Revolving Equipment Notes Closing Date. The Revolving Equipment Notes bear interest at the variable rate of the then applicable three-month secured overnight funds rate (“SOFR”) plus 1.75% per annum from the Initial Revolving Equipment Notes Closing Date to the end of the Availability Period, SOFR plus 2.25% immediately after the end of the Availability Period to November 13, 2028, and SOFR plus 2.75% from November 13, 2028 to the Revolving Equipment Notes Maturity Date, with annual amortization of principal amount equal to 10% per annum from the Initial Revolving Equipment Notes Closing Date through the end of the Availability Period and 12% per annum thereafter. Interest on the Revolving Equipment Notes is payable quarterly on each February 15, May 15, August 15 and November 15 of each year, which began on February 15, 2025, and on the Revolving Equipment Notes Maturity Date. Principal payments on the Revolving Equipment Notes are scheduled for payment on the same dates as interest payments.
As of March 31, 2025, the Revolving Equipment Notes were secured by first-priority liens on 94 of the Company’s owned aircraft and in the future will be secured by first-priority liens on any additional aircraft for which a Revolving Equipment Note is issued from time to time (collectively, the “Revolving Equipment Notes Collateral”). WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions. The maturity of the Revolving Equipment Notes may be accelerated upon the occurrence of certain events of default, including the failure by WUP LLC (in some cases after notice or the expiration of a grace period, or both) to make payments thereunder when due, a failure to comply with certain covenants and certain bankruptcy events involving the Company, its guarantors or Delta. WUP LLC’s obligations under the Revolving Equipment Notes are guaranteed by the Company, WUP and WUPJ, which has a FAA Part 135 operating certificate. In the future, WUP LLC must cause certain additional subsidiaries and affiliates of WUP LLC that hold a FAA Part 135 operating certificate to become a guarantor under the Revolving Equipment Note Facility under certain circumstances.
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
During three months ended March 31, 2025, WUP LLC redeemed in-full the Revolving Equipment Notes for three aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes Facility by $10.5 million, and issued a new Revolving Equipment Note for one aircraft in the aggregate principal amount of $9.9 million. As of March 31, 2025, the carrying value of the 94 aircraft that were subject to first-priority liens under the Equipment Notes was $297.4 million. Amortization expense for debt discounts and deferred financing costs of $0.2 million was recorded in Interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2025.

Credit Support
In connection with the initial closing of the Revolving Equipment Notes Facility, Delta agreed to provide credit support for the Revolving Equipment Notes Facility, which effectively guarantees WUP LLC’s payment obligations thereunder upon the occurrence and continuation of specified events of default, in exchange for an annual fee as a percentage of the aggregate principal amounts drawn under the Revolving Equipment Notes Facility that is payable-in-kind by the Company and accrues interest over the life of the Revolving Equipment Notes Facility (the “Credit Support Premium”). The Credit Support Premium constitutes a revolving loan payable to Delta under the Revolving Credit Facility. Amounts in respect of the Credit Support Premium accrue while the Revolving Equipment Notes are outstanding and include interest that is compounded and capitalized on the last day of each calendar quarter; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment available to be borrowed by the Company from time to time under the Revolving Credit Facility. The Credit Support Premium will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. Amounts outstanding in connection with the Credit Support Premium are consolidated with amounts outstanding under the Term Loan in the long-term debt table above.
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
On November 15, 2023 (the “Final Credit Agreement Closing Date”), the Company entered into Amendment No. 1 to Credit Agreement (the “First Credit Agreement Amendment” and, collectively with the Original Credit Agreement, Second Credit Agreement Amendment and Amendment No. 3 to Credit Agreement, dated as of April 30, 2025, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, and certain other lenders named therein (collectively, the “Incremental Term Lenders” and, collectively with the Initial Lenders, the “Lenders”), and the Agent, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided an additional term loan facility (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”) in the aggregate original principal amount of $40.0 million. On the Final Credit Agreement Closing Date, the Company issued the Incremental Term Loan of $40.0 million to the Incremental Term Lenders for net proceeds (before transaction-related expense) of $39.2 million. Upon the closing of the Incremental Term Loan and as of March 31, 2025, the loans under the Credit Agreement consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which will remain available to be drawn through September 20, 2026.

The scheduled maturity date for the Term Loan is September 20, 2028, and the scheduled maturity date for the Revolving Credit Facility is the earlier of September 20, 2028 and the first date after September 20, 2026 on which all amounts owed with respect to borrowings under the Revolving Credit Facility have been repaid, subject in each case to earlier termination upon acceleration or termination of any obligations upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility (each, a “Loan” and collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each Loan is payable-in-kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December, and the applicable maturity date. If in the future the Company or its subsidiaries either redeem in-full the outstanding Revolving Equipment Notes or commence payoff at maturity thereof, the Company may elect to make interest payments or some portion thereof on any Loans then outstanding in cash. Also, upon the occurrence and during the continuation of an event of default under the Credit Agreement, interest will accrue on (i) the unpaid principal balance of the Loans at the rate then applicable to such Loans plus 2% per annum and (ii) all other outstanding liabilities, interest, expenses, fees and other sums under the Credit Agreement, at a rate equal to the Alternate Base Rate (as defined in the Credit Agreement) plus 2% per annum.
The Credit Agreement also contains certain covenants and events of default, in each case customary for transactions of this type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding any segregated account exclusively holding customer deposits and certain other assets, in each case as specified in the Credit Agreement) and a junior lien on the Revolving Equipment Notes Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company and the equity interests of such subsidiaries have been pledged as collateral. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of March 31, 2025, we were in compliance with the covenants under the Credit Agreement and related credit documents.
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
In connection with the transactions contemplated by the First Credit Agreement Amendment, the Company entered into Amendment No. 1 to Investment and Investor Rights Agreement, dated as of the Final Credit Agreement Closing Date (the “First Investor Rights Agreement Amendment” and, collectively with the Original Investor Rights Agreement, Amendment No. 2 to Investment and Investor Rights Agreement, dated September 22, 2024, and the Investor Rights Agreements Joinders (as defined below), the “Investor Rights Agreement”), with each Initial Lender, which contained, among others, certain revisions to reflect the issuance of the Deferred Shares. Substantially concurrently with entering into the First Investor Rights Agreement Amendment, on the Final Credit Agreement Closing Date, the Company and Initial Lenders entered into joinders to the Investor Rights Agreement (collectively, the “investor Rights Agreement Joinders”) with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed the rights and obligations of an Additional Investor (as defined in the Investor Rights Agreement) thereunder, including the right to receive a pro rata portion of the Investor Shares. The Company issued the Deferred Shares to the Lenders on the Final Credit Agreement Closing Date in a private placement. Following the Deferred Issuance, each Lender had been issued a number of shares equal to its pro rata portion of the Investor Shares based on its participation in the Term Loan.
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
Aggregate issuance costs of $29.5 million were incurred in connection with the Original Credit Agreement, First Credit Agreement Amendment, Original Investor Rights Agreement and First Investor Rights Agreement Amendment. The deferred issuance costs were allocated on a relative fair value basis, resulting in an allocation of $4.1 million in the aggregate for the Term Loan and $25.4 million in the aggregate for the Investor Issuances. The initial carrying value of the Term Loan was $41.4 million as of September 20, 2023, which reflected $3.4 million of unamortized debt issuance costs and $305.2 million of unamortized debt discount. The initial carrying value of the Incremental Term Loan was $8.7 million as of November 15, 2023, which reflected $0.7 million of unamortized debt issuance costs and $30.6 million of unamortized debt discount.
Amortization (Accretion) of debt discounts and deferred issuance costs associated with the Term Loan of $1.6 million and $(2.4) million were recorded in Interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024, respectively.
Long-Term Debt Extinguished as of or prior to March 31, 2025
Amortization expense for debt discounts and deferred financing costs associated with the interim extinguishment of certain WUP LLC’s former fixed rate equipment notes, which were redeemed in-full on the Initial Revolving Equipment Notes Closing Date, of nil and $0.5 million were recorded in Interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024, respectively.
7.FAIR VALUE MEASUREMENTS
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

Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$70,501	$—	$—	70,501
Total assets	$70,501	$—	$—	$70,501

Liabilities:
Warrant liability - Public Warrants	$—	$13	$—	$13
Warrant liability - Private Warrants	—	7	—	7
Revolving Equipment Notes	—	—	316,576	316,576
Term loan	—	—	292,195	292,195
Total liabilities	$—	$20	$608,771	$608,791

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$80,812	$—	$—	$80,812
Total assets	$80,812	$—	$—	$80,812

Liabilities:
Warrant liability - Public Warrants	$—	$13	$—	$13
Warrant liability - Private Warrants	—	7	—	7
Revolving Equipment Notes	—	—	317,484	317,484
Term Loan	—	—	284,845	284,845
Total liabilities	$—	$20	$602,329	$602,349
The carrying amount of Money market funds approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The Warrants (as defined below) were accounted for as a liability in accordance with ASC 815-40. The Warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. As of each of March 31, 2025 and December 31, 2024, we used Level 2 inputs for the Warrants. See Note 10 for additional information about the Warrants.
The estimated fair value of the Revolving Equipment Notes is categorized as a Level 3 valuation. We considered the appraised value of aircraft subject to first-priority liens under the Revolving Equipment Notes, as sourced during the fourth quarter of 2024 and as required under the Revolving Equipment Notes, to determine the fair value of the Revolving Equipment Notes as of March 31, 2025.
The estimated fair value of the Term Loan is categorized as a Level 3 valuation. The estimated fair value as of March 31, 2025 was estimated using a discounted cash flows analysis, based on our current estimated incremental borrowing rate for a similar type of borrowing arrangement.

The following table presents the changes in the fair value of the warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2024	$13	$7	$20
Change in fair value of warrant liability	—	—	—
Fair value as of March 31, 2025	$13	$7	$20

8.LEASES
Leases primarily pertain to certain controlled aircraft, office spaces and operational facilities, which are all accounted for as operating leases. Certain of these operating leases have renewal options to further extend for additional time periods at our discretion.
We have certain variable lease agreements with certain aircraft lessors that contain payment terms based on an hourly lease rate multiplied by the number of flight hours for the applicable aircraft during a month. Variable lease payments are not included in the right-of-use asset and lease liability balances but rather are expensed as incurred.
The components of net lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$5,618	$7,540
Short-term lease costs	868	213
Variable lease payments	1,976	4,313
Total lease costs	$8,462	$12,066
Lease costs related to leased aircraft and operational facilities are included in Cost of revenue in the condensed consolidated statements of operations. Lease costs related to leased aircraft were $5.4 million and $8.1 million during the three months ended March 31, 2025 and 2024, respectively.
Lease costs related to our leased corporate headquarters and other office space, including expenses for non-lease components, are allocated within the condensed consolidated statements of operations based on employee headcount. Sublease income is presented in General and administrative expenses in the condensed consolidated statements of operations, and was not material for each of the three months ended March 31, 2025 and 2024.
As part of our continuing cost reduction initiatives, in the first quarter of 2025, we leased alternative corporate office space in New York City and vacated a larger leased corporate office space in New York City, for which we are actively seeking a sublease tenant. Vacating the former office space was identified as a triggering event for impairment testing for the impacted asset group, including the right-of-use asset and associated leasehold improvements and furniture. We estimated the fair value of the asset group using a discounted cash flow approach, which considered estimated future cash flows associated with the asset group. We recorded a non-cash impairment charge of $20.2 million during the three months ended March 31, 2025 representing the full carrying value of the right of use asset for the vacated space. The impairment charge is presented in General and administrative expense in the condensed consolidated statements of operations.

Supplemental cash flow information related to operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$5,457	$7,685
Right-of-use assets obtained in exchange for operating lease obligations	$10,614	$—
Supplemental balance sheet information related to leases were as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	6.9	6.6
Weighted-average discount rate:
Operating leases	10.5%	10.1%
Maturities of lease liabilities, as of March 31, 2025, were as follows (in thousands):

Year ending December 31,	Operating Leases
2025 (remaining)	$12,273
2026	13,417
2027	13,003
2028	11,419
2029	11,057
Thereafter	27,609
Total lease payments	88,778
Less: Imputed interest	(25,695)
Total lease obligations	$63,083
9.STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Stockholders’ Equity
Pursuant to the Company’s Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 15, 2023, we are authorized to issue up to 1,525,000,000 shares, consisting of (i) 1,500,000,000 shares of Common Stock and (ii) 25,000,000 shares of preferred stock. Holders of Common Stock are entitled to one vote per share; provided, that by agreement: (i) certain parties to the Investor Rights Agreement that are not a “citizen of the United States” (as defined in 49 USC § 40102(a)(15)(C)) (collectively, the “Non-Citizen Investors”) may be afforded collective voting rights equal to 1% of all shares of Common Stock entitled to vote at a meeting of the Company’s stockholders; (ii) for so long as such Non-Citizen Investors collectively hold such shares of Common Stock, the shares of Common Stock held by CK Wheels in excess of 23.9% of all shares of Common stock entitled to vote at a meeting of the Company’s stockholders will not have voting rights (subject to ratable adjustment if the Non-Citizen Investors cease to own (beneficially or of record) a certain number of shares of Common Stock); and (iii) any shares of Common Stock owned by Delta above 29.9% will be neutral shares with respect to voting rights and will be voted in proportion to all other votes cast (“for”, “against” or “abstain”) at a meeting of the Company’s stockholders by stockholders other than by Delta.

Equity-Based Compensation
The Company’s outstanding equity-based compensation awards to its directors, executive officers, employees and other eligible personnel have been made pursuant to the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated effective April 1, 2023 (as amended by the LTIP Amendment (as defined herein), the “Amended and Restated 2021 LTIP”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023, granted to George Mattson (the “CEO Performance Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 31, 2025, granted to John Verkamp, our Chief Financial Officer (the “CFO Performance Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of May 20, 2024, granted to David Harvey (the “CCO Performance Plan” and, collectively with the CEO Performance Plan and CFO Performance Plan, the “Executive Performance Plans”), nine equity-based compensation plans that were approved by the board of directors of WUP (collectively, the “WUP Management Incentive Plan”) prior to the business combination consummated on July 13, 2021 (the “Business Combination Closing Date”) between WUP and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination’), and the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”), which was approved by the board of directors of WUP prior to the Business Combination. Additional details about these equity-based compensation arrangements are below.
WUP Management Incentive Plan
In March 2014, the WUP Management Incentive Plan was established, which provided for the issuance of WUP profits interests, restricted or unrestricted, to employees, consultants and other qualified persons. Following the consummation of the Business Combination, no new grants can be made under the WUP Management Incentive Plan. As of March 31, 2025, an aggregate of 3.1 million WUP profits interests have been authorized and issued under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Common Stock before July 13, 2031. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and immediately exchanged for the maximum number of shares of Common Stock. The actual number of shares of Common Stock received upon exchange of such WUP profits interests will depend on the trading price per share of Common Stock at the time of such exchange.
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan as of March 31, 2025:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2025	2,881	$4.16
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of March 31, 2025	2,881	$4.16
The weighted-average remaining contractual term as of March 31, 2025, for WUP profits interests outstanding was approximately 6.3 years. All WUP profits interests vested as of or prior to December 31, 2023.
WUP Option Plan
In December 2016, the WUP Option Plan was established, which provided for the issuance of stock options to purchase WUP common interests at an exercise price based on the fair market value of the interests on the date of grant. Generally, WUP stock options granted vest over a four-year service period and expire on the tenth anniversary of the grant date. As of March 31, 2025, the number of WUP stock options authorized and issued in the aggregate under the WUP Option Plan was 1.8 million. Each outstanding WUP stock option is exercisable for one share of Common Stock.
The following table summarizes the activity under the WUP Option Plan as of March 31, 2025:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2025	826	$74.21	$11.57
Granted	—	—	—
Exercised	—	—	—
Forfeited	(14)	71.16	11.29
Expired	—	—	—
Outstanding WUP stock options as of March 31, 2025	812	$74.26	$11.57
Exercisable WUP stock options as of March 31, 2025	812	$74.26	$11.57
The aggregate intrinsic value as of March 31, 2025, for WUP stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of March 31, 2025, for WUP stock options that were outstanding and exercisable was approximately 4.0 years. All WUP stock options were vested as of December 31, 2023.
Amended and Restated 2021 LTIP
In connection with the Business Combination, the Wheels Up Board of Directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other qualified persons. Following approval by the Board, (i) at the 2023 annual meeting of the Company’s stockholders, the Company’s stockholders approved the Amended and Restated 2021 LTIP to increase the aggregate number of shares of Common Stock available for awards made thereunder by 2,415,000 shares and amend certain other plan provisions, and (ii) at the 2024 annual meeting of the Company’s stockholders (the “2024 Annual Meeting”), the Company’s stockholders approved Amendment No. 1 to the Amended and Restated 2021 LTIP (the “LTIP Amendment”), to increase the aggregate number of shares of Common Stock available for awards made under the Amended and Restated 2021 LTIP by 25,000,000 shares and extend the termination date of such plan to April 15, 2034. On March 26, 2025, the Board adopted Amendment No. 2 to the Amended and Restated 2021 LTIP, which if approved by the Company’s stockholders at the Company’s 2025 annual meeting of stockholders, will increase the aggregate number of shares of Common Stock available for awards made under the Amended and Restated 2021 LTIP by an additional 30,000,000 shares and extend the termination date of such plan to March 26, 2035. The Amended and Restated 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, restricted stock units (“RSUs”), including performance-based RSUs (“PSUs”), rights, dividend equivalents, other stock-based awards, performance awards, cash awards or any combination of the foregoing. As of March 31, 2025, an aggregate of 30.1 million shares were authorized for issuance under the Amended and Restated 2021 LTIP.
RSUs
RSUs granted under the Amended and Restated 2021 LTIP generally vest at intervals up to a four-year service period, subject to the grantee’s continued service to the Company through the applicable vesting date. The following table summarizes the activity under the Amended and Restated 2021 LTIP and 2022 Inducement Grant Plan related to RSUs as of March 31, 2025:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2025	10,134	$2.76
Granted	11,110	1.21
Vested	(1,061)	4.39
Forfeited	(92)	3.14
Non-vested RSUs as of March 31, 2025	20,091	$1.82

The total unrecognized compensation cost related to non-vested RSUs was $32.6 million as of March 31, 2025 and is expected to be recognized over a weighted-average period of 3.1 years.
PSUs
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
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to PSUs as of March 31, 2025:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2025	387	$3.05
Granted	1,736	1.20
Vested	—	—
Forfeited	(210)	3.04
Non-vested PSUs as of March 31, 2025	1,913	$1.90
Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of March 31, 2025, the achievement of the performance objectives associated with non-vested PSUs was deemed probable. The total unrecognized compensation cost related to non-vested PSUs deemed probable of being achieved was $2.7 million as of March 31, 2025 and is expected to be recognized over a weighted-average period of 2.3 years.

Wheels Up Stock Options
Wheels Up stock options granted under the Amended and Restated 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to Wheels Up stock options as of March 31, 2025:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2025	77	$100.00	$47.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of March 31, 2025	77	$100.00	$47.52
Exercisable Wheels Up stock options as of March 31, 2025	77	$100.00	$47.52
The aggregate intrinsic value as of March 31, 2025, for Wheels Up stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of March 31, 2025, for Wheels Up stock options that were outstanding and exercisable was approximately 2.6 years.
Executive Performance Plans
The Compensation Committee of the Board approved the CEO Performance Plan granted to George Mattson, the Company’s Chief Executive Officer, CFO Performance Plan granted to John Verkamp, the Company’s Chief Financial Officer, and CCO Performance Plan granted to David Harvey, the Company’s Chief Commercial Officer, effective November 30, 2023, March 31, 2025 and May 20, 2024, respectively. Except as set forth in Section III.A of the Amended and Restated 2021 LTIP, the Executive Performance Plans incorporate the terms of the Amended and Restated 2021 LTIP, as it may be amended from time-to-time. Each Executive Performance Plan is intended to constitute a standalone equity incentive plan and any shares of Common Stock issued under such awards will not be issued under, or count against the number of shares of Common Stock reserved pursuant to, any of the Company’s other equity-based compensation plans or awards. In addition, the Board formerly approved the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 3, 2023 (the “Forfeited CFO Performance Plan”), to Todd Smith, our former Chief Financial Officer. Upon the departure of our former Chief Financial Officer from the Company on September 6, 2024, the Forfeited CFO Performance Plan was effectively terminated and any right to receive shares of Common Stock or cash payments thereunder in the future was forfeited. No shares of Common Stock had been issued or cash payments made to our former Chief Financial Officer under the Forfeited CFO Performance Plan through such date. In addition, all compensation expense associated with the Forfeited CFO Performance Plan was reversed during the three months ended September 30, 2024.
The issuance of any shares under the Executive Performance Plans upon vesting is contingent upon receipt of the approval of each award by the Company’s stockholders. At the 2024 Annual Meeting, the Company’s stockholders approved the CEO Performance Plan and the potential issuance of up to 73.0 million shares of Common Stock thereunder, subject to the satisfaction of the applicable performance- and service-based vesting conditions under such award, if at all. The Company’s definitive proxy statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on April 24, 2025 for the Company’s 2025 annual meeting of stockholders includes stockholder voting proposals to approve the CCO Performance Plan and CFO Performance Plan, as well as a specified number of shares of Common Stock available for potential issuance under each plan upon vesting, if at all. If on any Determination Date (as defined below) there is not a sufficient amount of shares authorized by the Company's stockholders to deliver the number of shares due under the Executive Performance Plans or any such Executive Performance Plan has not been approved by the Company’s stockholders, then upon vesting, if at all, any amounts payable under any such Executive Performance Plan will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The Executive Performance Plans are one-time performance awards granted to our Chief Executive Officer, Chief Financial Officer and Chief Commercial Officer in lieu of future annual equity compensation grants and are intended to provide each of them with the opportunity to share in the long-term growth of the value of the Company. The Executive Performance Plans consist of a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of the Company’s borrowings under the $390.0 million Term Loan plus any additional amounts drawn on the Term Loan, if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of the CEO Performance Plan and CCO Performance Plan will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, and one-third of the CFO Performance Plan will be eligible to vest on each of September 20, 2025, 2026 and 2027, in each case so long as such officer remains employed with the Company as of such dates. A “Repayment Event” includes certain refinancings of the Term Loan on or before September 20, 2028, the scheduled maturity date of the Term Loan. Subject to the satisfaction of the applicable performance- and service-based vesting conditions described above, the number of shares of Common Stock that may vest and be issued under any Executive Performance Plan will first be determined on December 31st of the year in which a Repayment Event occurs, and then on December 31st of each subsequent year (each such date, a “Determination Date”) until December 31, 2028 (the “Final Determination Date”). At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable under any Executive Performance Plan in connection with such Determination Date, if any, will be determined using the then applicable percentage associated with the service-based vesting condition (the “Service Vested Percentage”).
The number of shares of Common Stock subject to vesting and issuance, if any, under any Executive Performance Plan on each Determination Date following a Repayment Event is based on a formula that aligns the number of shares of Common Stock issuable under such Executive Performance Plan with the repayment or refinancing of the Term Loan and Revolving Credit Facility, the then applicable dollar value of the shares of Common Stock issued to the Lenders under the Investor Rights Agreement and the volume weighted average price per share of Common Stock during the 60 trading day period prior to the applicable Determination Date. The number of shares of Common Stock, if any, issuable under the Executive Performance Plans will vary depending on, among other things: (i) the occurrence and timing of a Repayment Event; (ii) the Total Investor Return (as defined in the Executive Performance Plans) as a multiple of the aggregate principal amount of the Term Loan and any borrowings under the Revolving Credit Facility as of the applicable Determination Date, if any; and (iii) the Service Vested Percentage as of the applicable Determination Date. There can be no assurance that the performance- and service-based vesting conditions under the Executive Performance Plans will be satisfied or that the foregoing variables will result in the vesting and issuance of any shares of Common Stock or cash payments pursuant to the Executive Performance Plans.
As of March 31, 2025, the performance-based vesting conditions for the outstanding and unvested Executive Performance Plans were not met and no shares had vested. As of March 31, 2025, the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the Term Loan. The grant-date fair value of the CFO Performance Plan as of March 31, 2025, using a Monte Carlo simulation model, was $9.7 million. The derived service periods for Executive Performance Plans, which began on the respective grant dates, were: (i) for the CEO Performance Plan, 5.2 years; and (ii) for the CCO Performance Plan, 4.7 years; and (iii) for the CFO Performance Plan, 3.8 years.
The total unrecognized compensation cost related to the outstanding and unvested Executive Performance Plans was $154.8 million as of March 31, 2025 and is expected to be recognized over 3.8 years. As of March 31, 2025, the carrying amount of the CEO Performance Plan was classified as equity in the condensed consolidated balance sheet under Additional paid-in capital; however, since we have not obtained authorization from the Company’s stockholders for the issuance of any shares of Common Stock to satisfy settlement of the CFO Performance Plan and CCO Performance Plan, if at all, the carrying amounts of such awards have been classified as mezzanine equity in the condensed consolidated balance sheet under Contingent performance awards.

Fair Value Estimates
We estimated fair value to measure compensation cost of the Executive Performance Plans on the date of grant using techniques that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, management considered, among other factors, the nature of the instrument, the market risks that it embodies, and the expected means of settlement.
Estimating fair values of the Executive Performance Plans requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external factors. In addition, option-pricing models are highly volatile and sensitive to changes.
The following table summarizes the significant assumptions used to estimate the fair value on the date of grant for the outstanding and unvested Executive Performance Plans:

	2025(1)	2024(2)
Expected term (in years)	3.8	4.7
Volatility	105%	70%
Risk-free rate	3.9%	4.4%
Expected dividend rate	—%	—%
(1) Assumptions used in the Monte Carlo simulation related to the CFO Performance Plan, which was granted on March 31, 2025.
(2) Assumptions used in the Monte Carlo simulation related to the CCO Performance Plan, which was granted on May 20, 2024.
Equity-Based Compensation Expense
The following table summarizes equity-based compensation expense under the Amended and Restated 2021 LTIP for the three months ended March 31, 2025 and 2024, respectively (in thousands).

	Three Months Ended March 31,
	2025	2024
Compensation expense for RSUs and PSUs	$3,134	$3,179
Compensation expense for the Executive Performance Plans	9,527	8,032
Total equity-based compensation expense	$12,661	$11,211
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$78	$746
Technology and development	434	283
Sales and marketing	241	135
General and administrative	11,908	10,047
Total equity-based compensation expense	$12,661	$11,211
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
Earnout Shares are attributable to vested WUP profits interests and restricted interests as of the date each of the Earnout Share market conditions are met. No Earnout Shares have been issued as of March 31, 2025.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Business Combination Closing Date and had a weighted-average period of 1.7 years.
Based on the Common Stock trading price, the market conditions were not met, and no Earnout Shares vested or were issuable as of March 31, 2025. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was nil for each of the three months ended March 31, 2025 and 2024.
Treasury Stock
As of March 31, 2025, we had 528,386 shares of treasury stock. The increase in treasury stock during the three months ended March 31, 2025 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of RSUs. During the three months ended March 31, 2025, we did not cancel or reissue any shares of Common Stock held as treasury stock.

10.WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”). On the Business Combination Closing Date, Wheels Up assumed the Warrants, none of which had been exercised as of March 31, 2025. Each whole Warrant entitles the holder to purchase 1/10th share of Common Stock at a price of $115.00 per whole share of Common Stock. The Warrants expire on July 13, 2026 or earlier upon redemption or liquidation. As of March 31, 2025, no Warrants had been exercised and 12,521,494 remain outstanding.

11.NON-CONTROLLING INTERESTS
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
The calculation of Non-controlling interests was as follows:

	March 31, 2025		December 31, 2024
Number of WUP common units held by Wheels Up(1)	698,864,832	100.0%	697,902,646	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	698,864,832	100.0%	697,902,646	100.0%
(1) WUP common units represent an equivalent ownership of Common Stock outstanding.
(2) Based on the closing price of Common Stock on the last trading day of the period covered by this Quarterly Report, there would have been no WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of March 31, 2025.
Weighted-average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was nil for each of the three months ended March 31, 2025 and 2024.

12.COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments, primarily in the form of obligations to provide future services for which we have already received deferred revenue (see Note 2), lease arrangements (see Note 8), repayment of long-term debt (see Note 6), legal proceedings, and sales and use tax liability.
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
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York (“NY Federal Court”), which was re-filed against FE in the Supreme Court of the State of New York in New York County (“NY State Court”) on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement that were recorded in Other non-current assets on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, as well as attorneys’ fees and costs.
On September 19, 2023, FE removed the NY State Court lawsuit to the NY Federal Court. On September 19, 2023, FE filed a motion to dismiss for lack of personal jurisdiction or, in the alternative, motion to transfer the lawsuit to the United States District Court for the Eastern District of North Carolina. On October 9, 2023, the Company filed a motion to remand the lawsuit back to the NY State Court due to the NY Federal Court’s lack of subject matter jurisdiction. On March 28, 2025, the Company prevailed on the jurisdictional motion and the NY Federal Court remanded the lawsuit back to the NY State Court. On April 9, 2025, FE filed in the NY State Court an answer and its defenses to the Company’s claims, as well as counterclaims for unpaid amounts it claims it is owed under the GRP Agreement. On April 22, 2025, the Company answered FE’s counterclaims and also filed a motion to amend and proposed amended complaint against FE in NY State Court, which included, among other things, additional breach of contract claims and added Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, as a defendant with respect to a claim based on piercing the corporate veil.
We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE and defend against any related counterclaims, but there can be no assurance as to the outcome of the dispute with FE. Our success in recovering the amounts from FE will depend on several factors, including the availability of funds by FE for the recoverable amounts. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time.
Sales and Use Tax Liability
We regularly provide services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to our activity. As of March 31, 2025 and December 31, 2024, we estimated the potential exposure to such tax liability was $5.5 million, respectively, the expense for which was included in Accrued expenses on the condensed consolidated balance sheets and in cost of revenue in the condensed consolidated statements of operations as of and for the applicable periods presented.

13.RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred expenses of $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, from transactions related to the Original CCA or Amended CCA with Delta, as applicable. As of March 31, 2025 and December 31, 2024, $1.1 million and $2.4 million, respectively, were included in Accrued expenses on the condensed consolidated balance sheet related to transactions associated with the Original CCA and Amended CCA with Delta.

14.INCOME TAXES
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
We recorded income tax expense of $0.1 million and income tax benefit of $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The effective tax rate was (0.1)% and 0.1% for the three months ended March 31, 2025 and March 31, 2024, respectively. Our effective tax rate for the three months ended March 31, 2025 differs from the federal statutory rate of 21%, primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized and geographical mix of our earnings.
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

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of March 31, 2025, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
In general, under Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits to offset future taxable income or taxes. As a result of the Initial Issuance, the Company experienced an ownership change for the purpose of Section 382 of the Code during the third quarter of 2023 that will limit the availability of our tax attributes to offset future income. Our net operating losses and tax attributes are currently subject to a full valuation allowance. Accordingly, the limitation did not have a material impact on our condensed consolidated financial statements for the periods presented in this Quarterly Report.
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world have implemented the legislation, including jurisdictions in which certain of Wheels Up’s subsidiaries operate, and many other jurisdictions are in the process of implementing it. The Company continues to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The Pillar Two rules that became effective in 2024 did not have a material adverse impact on our results of operations, financial condition or cash flows for the periods presented in this Quarterly Report.
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions and treats the tax effects of GILTI as a current period expense in the period incurred.

15.NET LOSS PER SHARE
The following table sets forth the computation of Basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(99,313)	$(97,393)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	698,270,154	697,983,030
Basic and diluted net loss per share of Common Stock	$(0.14)	$(0.14)
There were no dividends declared or paid during each of the three months ended March 31, 2025 and 2024.
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

The shares of Common Stock issuable under the Executive Performance Plans upon satisfaction of the performance- and service-based vesting conditions, if at all, are not subject to the net loss per share calculation until such time that such shares of Common Stock are actually issued to the applicable grantee. The exact number of shares of Common Stock that may be issued under the Executive Performance Plans will not be readily determinable until the first Determination Date following a Repayment Event and at each successive Determination Date thereafter through the Final Determination Date. There can be no assurance that both the performance- and service-based vesting conditions will be satisfied or that the foregoing variables will result in the vesting and issuance of any shares of Common Stock pursuant to any Executive Performance Plan (see Note 9).
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	March 31,
	2025	2024
Warrants(1)	1,252,149	1,252,149
Earnout Shares	900,000	900,000
RSUs and PSUs	22,003,956	3,790,537
Stock options	887,960	1,181,652
Total anti-dilutive securities	25,044,065	7,124,338
(1)     Each Warrant entitles the holder to purchase 1/10th of one share of Common Stock at a price of $115.00 per whole share of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (this “Quarterly Report”) and our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”). This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report. Unless the context otherwise requires, references in this MD&A section to “Wheels Up,” “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries for all periods discussed.
Overview of Our Business
Wheels Up is a leading provider of on-demand private aviation in the U.S. and one of the largest companies in the industry. Wheels Up offers a complete global private aviation solution with a large and diverse aircraft fleet, backed by an uncompromising commitment to safety and service. Our offering is delivered through a mix of charter and membership programs that strategically utilize our controlled aircraft fleet and an “asset-light” charter model to deliver a greater range of global travel alternatives. In addition, our first-of-its-kind partnership with Delta Air Lines, Inc. (“Delta”) provides our members and customers with a seamless offering across both private and premium commercial travel.
We offer numerous services to our members, customers and industry partners, and generate the majority of our revenue from flights through our member programs and charter solutions. Flight revenue includes revenue earned from member and customer flights, whether as part of Wheels Up Membership or Wheels Up Charter. Membership revenue consists of fees paid for Wheels Up’s annual membership, which provides members with access to our large, diverse controlled aircraft fleet and a global network of safety-vetted charter operators, all committed to safety and service. We also generate Other revenue from primarily non-member facing activities and services that complement our core private aviation business, such as aircraft management services, group charter flights, cargo flights, maintenance, repair and operations services, fixed-base operator services, safety and security services, and special missions, including government, defense, emergency and medical transport. Due to the nature of the services that we provide, we have determined that we operate as one reportable segment, which is private aviation services. Our flight operations are typically favorably affected by increased utilization of our aircraft and generally higher levels of charter activity in the summer months and close in time to major holidays.
Join Up: Wheels Up Membership. Private fliers with predictable annual spend can utilize Wheels Up Membership, where a small annual fee and pre-purchased dollar-denominated credits that are applied to the cost of the flight services, annual membership fees and other incidental costs such as catering and ground transportation (“Membership Funds” and sometimes referred to as “Prepaid Blocks”) unlock increased flexibility and expanded global access and for certain fliers, guaranteed availability and recovery within the continental U.S., U.K. and Europe, subject to certain terms and conditions. Our first-of-its-kind partnership with Delta allows Wheels Up members the opportunity to earn Delta Diamond Medallion® status based on their qualifying Wheels Up spend and use Membership Funds to purchase discounted Delta flights and receive other benefits with Delta, in each case subject to certain terms and conditions.
Fly Up: Wheels Up Charter. For travelers who are looking to pay as they go, Wheels Up Charter allows members and non-member customers to book charter trips with no upfront costs. Wheels Up Charter is a global solution that leverages the capabilities of our domestic and global charter teams, which allows us to offer options to suit virtually every charter need through our international network of trusted partners. Our charter offerings customize the member and customer experience for short- or long-haul flights with bespoke private jet arrangements or group charters, including for commercial-size charters with large passenger groups of 15 or more, sports teams, global corporate events and tour operations. Wheels Up Charter complements Wheels Up Membership and provides a leading solution for members and customers wishing to fly globally through attractive market-based pricing and personalized alternatives.
Our Fleet Modernization Strategy. Wheels Up has one of the largest and most diverse mixes of available aircraft in the industry. We utilize our controlled aircraft fleet to support both Wheels Up Membership and Wheels Up Charter flights depending on the specific mission. We also have access to a growing global network of safety-vetted charter operators, which must continually satisfy our safety standards for aircraft, crew and operations. Together, our controlled aircraft fleet and global network of third-party charter operators position us to provide our members and customers the ability to select a mode of travel that works for their specific needs.
In October 2024, we announced our current fleet modernization strategy, which we expect will result in the transition from the operation of four current private jet models — Cessna Citation CJ3, X, and Excel/XLS and Hawker 400XP aircraft — to two different private jet models — Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft, while continuing to operate our King Air 350i aircraft. We began operating Embraer Phenom 300 series aircraft in our fleet in November 2024 and completed the transition of all such aircraft to the U.S. Federal Aviation Administration (“FAA”) operating certificate held by Wheels Up Private Jets LLC (“WUPJ”) in April 2025. We acquired three Bombardier Challenger 300 series aircraft during the three months ended March 31, 2025, began transitioning such aircraft to the WUPJ FAA operating certificate in March 2025 and began operating such aircraft in our fleet in April 2025.
As of March 31, 2025, our controlled aircraft fleet consisted of:

Category	Owned	Leased	Total
Premium Jets:
Bombardier Challenger 300/350	1	2	3
Embraer Phenom 300/350	17	1	18
Large Jets:
Gulfstream G-IVSP	—	2	2
Super-Midsize Jets:
Cessna Citation X	—	24	24
Midsize Jets:
Cessna Citation Excel/XLS	12	4	16
Light Jets:
Cessna CJ3	—	5	5
Hawker 400XP	25	—	25
Total Jets	55	38	93
Turboprops(1)	41	—	41
Total Aircraft	96	38	134
__________________
(1) Consists of Beechcraft and Textron King Air 350i aircraft.

To achieve our fleet transition, we expect to engage in strategic acquisitions and dispositions of aircraft, as well as enter into leasing arrangements to replenish our fleet while maintaining high levels of member and customer service. For example, in the first quarter of 2025, we sold our fleet of owned Cessna Citation X aircraft to an unrelated third-party buyer, entered into leases for a portion of the sold aircraft and amended existing Cessna Citation X leases with the same buyer. We believe that our cash and cash equivalents and available borrowings under the Revolving Equipment Notes Facility (as defined below), as well as the execution of strategic transactions in the future, will provide us with flexibility to opportunistically transform our controlled aircraft fleet to achieve our fleet modernization strategy.

Recent Developments
Share Repurchase Program
On April 30, 2025, the Company’s Board of Directors (the “Board”) approved the repurchase by the Company from time to time of up to $10.0 million of shares of the Company’s Class A common stock, $0.0001 per share (“Common Stock”), which was announced on May 1, 2025. Purchases by the Company of shares of Common Stock may be made from time to time at management's discretion using a variety of methods, including open market purchases or other privately negotiated transactions. The share repurchase program has no expiration date, but may be suspended or discontinued at any time in the Board’s discretion.
Extension of Revolving Credit Facility Availability Period
On April 30, 2025, the Company entered into Amendment No. 3 to Credit Agreement (the “Third Credit Agreement Amendment”), by and among the Company, as borrower, the other Loan Parties (as defined herein) party thereto, as guarantors, Delta and the Agent (as defined herein), pursuant to which Delta extended the period during which the Revolving Credit Facility (as defined herein) will continue to be available to be drawn by one year, to September 20, 2026. The Third Credit Agreement Amendment did not contain any other material amendments to the Credit Agreement (as defined herein), including the amount of Delta’s $100.0 million commitment under the Revolving Credit Facility. As of each of March 31, 2025 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility.
Non-GAAP Financial Measures
In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures are in addition, and not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any performance measures derived in accordance with GAAP. We believe that these non-GAAP financial measures provide useful supplemental information to investors about Wheels Up. However, there are certain limitations related to the use of these non-GAAP financial measures and their nearest GAAP measures, including that they exclude significant expenses that are required to be recorded in Wheels Up’s financial measures under GAAP. Other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures may not be directly comparable to similarly titled measures of other companies. Accordingly, you are cautioned not to place undue reliance on this information.
Adjusted EBITDA and Adjusted EBITDAR
We calculate Adjusted EBITDA as Net income (loss) adjusted for (i) Interest income (expense), (ii) Income tax expense, (iii) Depreciation and amortization, (iv) Equity-based compensation expense, (v) Acquisition and integration related expenses and (vi) other items not indicative of our ongoing operating performance, including but not limited to, restructuring charges. We calculate Adjusted EBITDAR as Adjusted EBITDA, as further adjusted for aircraft lease costs. We include Adjusted EBITDA and Adjusted EBITDAR as supplemental measures for assessing operating performance and for the following:
•To be used in conjunction with bonus program target achievement determinations, strategic internal planning, annual budgeting, allocating resources and making operating decisions; and
•To provide useful information for historical period-to-period comparisons of our business, as each measure removes the effect of certain non-cash expenses and other items not indicative of our ongoing operating performance.
Adjusted EBITDAR is included as a supplemental measure, because we believe it provides an alternate presentation to adjust for the effects of financing in general and the accounting effects of capital spending and acquisitions of aircraft, which may be acquired outright, acquired subject to acquisition debt, including under the

Revolving Equipment Notes Facility, by capital lease or by operating lease, each of which may vary significantly between periods and results in a different accounting presentation.
The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to Net loss, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(99,313)	$(97,393)
Add back (deduct):
Interest expense	19,880	14,555
Interest income	(1,148)	(56)
Income tax (benefit) expense	78	(114)
Other (income) expense, net	(301)	129
Depreciation and amortization	20,210	15,395
Change in fair value of warrant liability	—	28
Gain on divestiture	—	(3,403)
(Gain) loss on disposal of assets, net	(3,289)	1,963
Equity-based compensation expense	12,661	11,211
Integration and transformation expense(1)	1,183	—
Fleet modernization expense(2)	5,147	—
Restructuring charges(3)	—	2,144
Atlanta Member Operations Center set-up expense(4)	—	3,023
Certificate consolidation expense(5)	—	1,138
Other(6)	20,742	2,151
Adjusted EBITDA	$(24,150)	$(49,229)
Aircraft lease costs(7)	$5,358	$8,143
Adjusted EBITDAR	$(18,792)	$(41,086)
__________________
(1)Consists of expenses associated with the Company’s global integration efforts, including charges for employee separation programs and third-party advisor costs.
(2)Consists of expenses incurred in connection with the execution of our fleet modernization strategy first announced in October 2024, which primarily includes expenses associated with transitioning the Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft to our operations and pilot training programs aligned to our fleet modernization strategy.
(3)For the three months ended March 31, 2024, includes charges for contract termination fees and employee separation programs as part of our cost reduction and strategic business initiatives.
(4)For the three months ended March 31, 2024, consists of expenses associated with establishing our Member Operations Center located in the Atlanta, Georgia area (“Member Operations Center”) and its operations primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023, and related expenses concluded during the second quarter of 2024, approximately one year after operations began.
(5)For the three months ended March 31, 2024, consists of expenses incurred to execute the consolidation of our FAA operating certificates, primarily related to pilot training and retention programs, and consultancy fees associated with planning and implementing the consolidation process.
(6)For the three months ended March 31, 2025, primarily includes a $20.2 million non-cash, pre-tax right-of-use asset impairment charge associated with vacating our former New York City corporate office space for a smaller, centralized location and related on-going lease costs for the vacated space. For the three months ended March 31, 2024, includes (i) collections of certain aged receivables which were added back to Net loss in the reconciliation presented for the year ended December 31, 2022, which for the period presented above increased the Adjusted EBITDA loss, (ii) reserves and/or write-off of certain aged receivables associated with the aircraft management business divested on September 30, 2023 and (iii) expenses associated with ongoing litigation matters.
(7)Aircraft lease costs are reflected in Cost of revenue on the condensed consolidated statement of operations for the applicable period.

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
The following table reconciles Adjusted Contribution to Gross profit (loss), which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$177,530	$197,101
Less: Cost of revenue	(158,424)	(198,260)
Less: Depreciation and amortization	(20,210)	(15,395)
Gross profit (loss)	(1,104)	(16,554)
Gross margin	(0.6)%	(8.4)%
Add back (deduct):
Depreciation and amortization	20,210	15,395
Equity-based compensation expense in Cost of revenue	78	746
Integration and transformation expense in Cost of revenue(1)	363	—
Fleet modernization expense in Cost of revenue(2)	3,057	—
Atlanta Member Operations Center set-up expense in Cost of revenue(3)	—	1,402
Certificate consolidation expense in Cost of revenue(4)	—	1,026
Other in Cost of revenue(5)	(163)	—
Adjusted Contribution	$22,441	$2,015
Adjusted Contribution Margin	12.6%	1.0%
__________________
(1)Consists of expenses associated with the Company’s global integration efforts including charges for employee separation programs.
(2)Consists of expenses incurred in connection with the execution of our fleet modernization strategy first announced in October 2024, which primarily includes expenses associated with transitioning the Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft to our operations and pilot training programs aligned to our fleet modernization strategy.
(3)For the three months ended March 31, 2024, consists of expenses associated with establishing the Atlanta Member Operations Center and its operations primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023.
(4)For the three months ended March 31, 2024, consists of expenses incurred to execute the consolidation of our FAA operating certificates primarily including pilot training and retention programs and consultancy fees associated with planning and implementing the consolidation process.
(5)Consists of amounts recovered on Parts and supplies inventory reserved during prior periods related to Parts and supplies inventory deemed in excess after revision of future business needs associated with strategic business initiatives, including fleet modernization.

Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	Three Months Ended March 31,
	2025	2024	% Change
Total Gross Bookings(1)	$241,902	$224,674	8%

Private Jet Gross Bookings(1)	$205,293	$191,763	7%

Live Flight Legs	10,895	11,754	(7)%

Private Jet Gross Bookings per Live Flight Leg	$18,843	$16,315	15%

Utility	38.1	30.9	23%

Active Users(2)	6,166	10,218	(40)%

Completion Rate	97%	98%	n/m

On-Time Performance (D-60)	85%	90%	n/m
__________________
n/m    Not meaningful
(1)    Amount shown in thousands.
(2)    Active Users as of March 31, 2025 includes the impact of the Company’s decision to discontinue Pay-As-You-Go and Connect membership options in July 2024.
Total Gross Bookings and Private Jet Gross Bookings
We define Total Gross Bookings as the total gross spend by our members and customers on all private jet flight services under our member programs and charter offerings, all group charter flights, which are charter flights with 15 or more passengers (“Group Charter Flights”), and all cargo flight services (“Cargo Services”). We believe Total Gross Bookings provides useful information about the scale of the overall global aviation solutions that we provide our members and customers.
We define Private Jet Gross Bookings as the total gross spend by our members and customers on all private jet flight services under our member programs and charter offerings (excluding Group Charter Flights and Cargo Services). We believe Private Jet Gross Bookings provides useful information about the aggregate amount our members and customers spend with Wheels Up versus our competitors.
For each of Total Gross Bookings and Private Jet Gross Bookings, the total gross spend by our members and customers is the amount invoiced to the member or customer and includes the cost of the flight and related services, such as catering, ground transportation, certain taxes, fees and surcharges. We use Total Gross Bookings and Private Jet Gross Bookings to provide useful information for historical period-to-period comparisons of our business and to identify trends, including relative to our competitors. Our calculation of Total Gross Bookings and Private Jet Gross Bookings may not be comparable to similarly titled measures reported by other companies.

In our Annual Report for the year ended December 31, 2023 and Quarterly Reports on Form 10-Q for each of the three months ended March 31, 2024 and June 30, 2024, as well as certain other earnings materials furnished in connection therewith, “Total Private Jet Flight Transaction Value” and “Total Flight Transaction Value” were presented as non-GAAP financial measures, and “Total Private Jet Flight Transaction Value per Live Flight Leg” was presented as a key operating metric. To improve the clarity of our reports filed with the U.S. Securities and Exchange Commission and to use comparable terminology to other registrants, beginning with our Quarterly Report on Form 10-Q for the three months ended September 30, 2024, we relabeled “Total Private Jet Flight Transaction Value,” “Total Flight Transaction Value” and “Total Private Jet Flight Transaction Value per Live Flight Leg” as Private Jet Gross Bookings, Total Gross Bookings and Private Jet Gross Bookings per Live Flight Leg, respectively. In addition, we now present Private Jet Gross Bookings and Total Gross Bookings as key operating metrics given their usage. We will no longer present Private Jet Charter FTV or Other Charter FTV, which were included in such past filings.
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
Utility
We define Utility for the applicable period as the total revenue generating flight hours flown on our controlled aircraft fleet, excluding empty repositioning legs, divided by the monthly average number of available aircraft in our controlled aircraft fleet. Utility is expressed as a monthly average. We measure the revenue generating flight hours for a given flight on our controlled aircraft as the actual flight time from takeoff to landing. We determine the number of aircraft in our controlled aircraft fleet available for revenue generating flights at the end of the applicable month and exclude aircraft then classified as held for sale. We use Utility to measure the efficiency of our operations, our ability to generate a return on our assets and the impact of our fleet modernization strategy.
Active Users
We define Active Users as the unique non-member customers who completed a revenue generating flight at least once in the applicable period, excluding wholesale flight activity, plus all members as of the end of the applicable period. While a unique member or non-member customer can complete multiple revenue generating flights on our platform in a given period, that unique member or non-member customer is counted as only one Active User. We use Active Users to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the market in which we operate and our ability to generate revenue.
Completion Rate
We define Completion Rate as the percentage of total scheduled flights operated and completed, excluding customer-initiated flight cancellations.
On-Time Performance (D-60)
We define On-Time Performance (D-60) as the percentage of total flights flown that departed within 60 minutes of the scheduled time, inclusive of air traffic control, weather, maintenance and customer delays, excluding all cancelled flights.

For the three months ended March 31, 2025, we changed the presentation of Completion Rate and On-Time Performance (D-60) to include wholesale flight activity, which we believe better aligns those publicly reported key operating metrics to certain information that we use internally to evaluate our operations, and also to better aligns such metrics to Live Flight Legs, which includes wholesale flights. Completion Rate and On-Time Performance (D-60) for the three months ended March 31, 2025 and 2024 reported in the table above includes wholesale flight activity, which was previously excluded from such key operating metrics in the Company’s filings with the SEC beginning with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 through and including the Annual Report. Completion Rate and On-Time Performance (D-60) reported in the Company’s previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2024, which excluded wholesale flight activity, were 98% and 87%, respectively.

Components of Results of Our Operations
The key components of our results of operations include:
Revenue
Revenue is derived from flight, membership and other services.
Flight revenue consists of retail and wholesale flights and certain related fees and surcharges. Members can either pay as they fly or prepay for flights, including through the use of Membership Funds.
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
Other revenue includes aircraft management revenue, sales of whole aircraft, group charter revenue, cargo revenue, flight management fees, fees from third-party sponsorships and partnership fees, safety and security revenue and special missions including government, defense, emergency and medical transport.
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
Gain on divestiture
Gain on divestiture primarily consists of the net working capital adjustment received in the first quarter of 2024 associated with the divestiture of the of our aircraft management business on September 30, 2023.
Loss on extinguishment of debt
Loss on extinguishment of debt consists of fees incurred to extinguish debt instruments in advance of the maturity date.
Change in fair value of warrant liability
Change in fair value of warrant liability consists of unrealized gain (loss) on warrants assumed as part of the business combination consummated on July 13, 2021 between WUP and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company, including 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”), in each case exercisable for 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock.
Interest income
Interest income primarily consists of interest earned on cash equivalents in money market funds.
Interest expense
Interest expense primarily consists of the interest paid or payable and the amortization of debt discounts and deferred financing costs on our credit facilities, promissory notes and other debt obligations.
Income tax benefit (expense)
Income tax benefit (expense) consists of income taxes recorded using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial reporting and tax bases of existing assets and liabilities. These differences are measured using the enacted tax rates that are expected to be in effect when these differences are anticipated to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized.

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
The following table sets forth our results of operations for each of the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change in
	2025	2024	$	%
Revenue	$177,530	$197,101	$(19,571)	(10)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	158,424	198,260	(39,836)	(20)%
Technology and development	10,524	11,081	(557)	(5)%
Sales and marketing	22,161	21,437	724	3%
General and administrative	56,817	36,237	20,580	57%
Depreciation and amortization	20,210	15,395	4,815	31%
Gain on sale of aircraft held for sale	(6,551)	(2,724)	(3,827)	n/m
(Gain) loss on disposal of assets, net	(3,289)	1,963	(5,252)	n/m
Total costs and expenses	258,296	281,649	(23,353)	(8)%

Loss from operations	(80,766)	(84,548)	3,782	4%

Other income (expense)
Gain on divestiture	—	3,403	(3,403)	n/m
Loss on extinguishment of debt	(38)	(1,706)	1,668	n/m
Change in fair value of warrant liability	—	(28)	28	n/m
Interest income	1,148	56	1,092	n/m
Interest expense	(19,880)	(14,555)	(5,325)	37%
Other income (expense), net	301	(129)	430	n/m
Total other income (expense)	(18,469)	(12,959)	(5,510)	43%

Loss before income taxes	(99,235)	(97,507)	(1,728)	(2)%

Income tax benefit (expense)	(78)	114	(192)	n/m

Net loss	(99,313)	(97,393)	(1,920)	(2)%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(99,313)	$(97,393)	$(1,920)	(2)%
__________________
n/m        Not meaningful

Revenue
Revenue decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as follows (in thousands).

	Three Months Ended March 31,		Change in
	2025	2024	$	%
Membership	$9,189	$16,854	$(7,665)	(45)%
Flight	147,568	150,929	(3,361)	(2)%
Other	20,773	29,318	(8,545)	(29)%
Total	$177,530	$197,101	$(19,571)	(10)%
The decrease in Membership revenue was primarily driven by a 56% decrease in members year-over-year. The decrease in members was primarily as a result of the regionalization of our member programs and focus on profitable flying, as well as streamlining our membership offering.
The decrease in Flight revenue was primarily driven by a 7% reduction in Live Flight Legs year-over-year, resulting in an $11.0 million reduction to Flight revenue, partially offset by a 5% increase in Flight Revenue per Live Flight Leg, resulting in a $7.7 million increase to Flight revenue primarily due to our focus on more profitable flying.
The decrease in Other revenue was primarily attributable to the absence of $6.0 million recognized in the three months ended March 31, 2024 related to a government contract.
Cost of Revenue
Cost of revenue decreased by $39.8 million, or 20%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in cost of revenue was primarily driven by the impact of reduced headcount, including a $14.4 million decrease in employee compensation and allocable costs, $2.6 million reduction in travel expense and $0.7 million reduction in equity-based compensation expense. The decrease was also driven by the decrease in Flight and Other revenue. The decrease also reflects the absence of $1.4 million of expenses associated with setting up our Atlanta Member Operations Center, as well $1.0 million of expenses associated with our FAA certificate consolidation. The decreases were partially offset by a $1.8 million increase in expenses related to executing our fleet modernization strategy first announced in October 2024, which primarily includes expenses associated with transitioning the Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft to our operations and pilot training programs aligned to our fleet modernization strategy.
Adjusted Contribution Margin increased 1,160 basis points for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to the realization of cost savings as a result of restructuring actions taken during fiscal year 2024, as well as discrete cost optimization and operational efficiency measures. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of Gross margin and Adjusted Contribution Margin to Revenue.
Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $0.6 million, or 5%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to a $0.6 million decrease in IT expenses due to reduced spend on software.

Sales and Marketing
Sales and marketing expenses increased by $0.7 million, or 3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to a $2.7 million increase in employee compensation and allocable costs driven by higher headcount. This increase was partially offset by the absence of a $1.6 million one-time charge associated with terminating a consultancy agreement during the three months ended March 31, 2024 and a $0.5 million reduction in other marketing related expenses.
General and Administrative
General and administrative expenses increased by $20.6 million, or 57%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by a $20.2 million non-cash, pre-tax right-of-use asset impairment charge associated with vacating our former New York City corporate office space in the first quarter of 2025 (see Note 8, Leases of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report) and an increase of $1.9 million in stock compensation attributable to the Executive Performance Plans (as defined in Note 9, Stockholder’s Equity and Equity-Based Compensation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report). The increases were partially offset by the absence of a $1.3 million charge to bad debt expense associated with certain aged receivables related to the aircraft management business recorded during the three months ended March 31, 2024.
Depreciation and Amortization
Depreciation and amortization expenses increased $4.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by increased amortization of capitalized software and a one-time impairment of certain leasehold improvements and furniture and fixtures associated with vacating our former New York City corporate office space (see Note 8, Leases of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report).
Interest Income
Interest income increased $1.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by an increase in cash equivalents held in our money market fund.
Interest Expense
Interest expense increased $5.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to a $4.9 million increase in paid-in-kind interest expense associated with the Term Loan.
Other Expense, Net
Other expense, net was relatively consistent for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources
Overview and Liquidity Outlook
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from debt financing transactions, and operating activities, primarily from deferred revenue associated with the sale of Membership Funds. As of March 31, 2025, we had $171.8 million of Cash and cash equivalents and $35.2 million of Restricted cash, and our long-term debt obligations consisted primarily of approximately $308.9 million aggregate principal amount outstanding of Revolving Equipment Notes (as defined below), the Term Loan (as defined below) in the aggregate principal amount of approximately $456.9 million (including capitalized paid-in-kind interest) and the Credit Support Premium (as defined below) portion of the Revolving Credit Facility (as defined below) in the aggregate principal amount of $3.1 million. In addition, we had a working capital deficit of $626.6 million as of March 31, 2025 and Net cash used in operating activities was $47.9 million for the three months ended March 31, 2025. See the caption titled “Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in our Annual Report for more information about our contractual obligations.
Pursuant to the Credit Agreement (as defined below), Delta has provided a commitment for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances and is subject to liquidity-driven repayment conditions. As of each of March 31, 2025 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment, which remains available to be drawn through September 20, 2026. See “Sources and Uses of Liquidity—Long-Term Debt—Term Loan and Revolving Credit Facility” below for more information about the Revolving Credit Facility.
We expect to meet our liquidity needs for the next 12 months with a combination of cash and cash equivalents, cash flows from operations, strategic dispositions of non-core or underutilized assets, proceeds from borrowings under the Revolving Equipment Notes and, if needed and to the extent available to be drawn, borrowings under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment. Our ability to satisfy our long-term liquidity needs will depend on, among others, our ability to generate cash flows from operations and enter into additional or alternate financing arrangements.
Sources and Uses of Liquidity
Long-Term Debt
2024 Revolving Equipment Notes
In November 2024, WUP LLC entered into a Note Purchase Agreement, dated as of November 13, 2024 (the “Initial Revolving Equipment Notes Closing Date” and such agreement, the “2024 Note Purchase Agreement”), with Wilmington Trust, National Association (“Wilmington Trust”), as subordination agent and trustee, and Wheels Up Class A-1 Loan Trust 2024-1, a Delaware statutory trust (the “2024-1 Trust”), which provides for a Revolving Equipment Notes Facility in an aggregate principal amount up to $332.0 million, of which approximately $331.3 million aggregate principal amount was funded and issued on the Initial Revolving Equipment Notes Closing Date. Pursuant to the 2024 Note Purchase Agreement, any amounts of principal repaid by WUP LLC during the Availability Period, either through regular principal amortization payments or from the early redemption of principal amounts related to any aircraft secured by the Revolving Equipment Notes Facility, will become available to be reborrowed by WUP LLC for the purchase of additional aircraft to be secured by such facility during the Availability Period, subject to certain conditions. WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral (as defined below) or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions.
The Revolving Equipment Notes mature on November 13, 2029 (the “Revolving Equipment Notes Maturity Date”). The Revolving Equipment Notes bear interest at the variable rate of the then applicable three-month secured overnight funds rate (“SOFR”) plus 1.75% per annum from the Initial Revolving Equipment Notes Closing Date to the end of the Availability Period, SOFR plus 2.25% immediately after the end of the Availability Period to November 13, 2028, and SOFR plus 2.75% from November 13, 2028 to the Revolving Equipment Notes Maturity Date, with annual amortization of principal amount equal to 10% per annum from the Initial Revolving Equipment Notes Closing Date through the end of the Availability Period and 12% per annum thereafter. Interest on the Equipment Notes is payable quarterly on each February 15, May 15, August 15 and November 15 of each year, which began on February 15, 2025, and on the Revolving Equipment Notes Maturity Date. Principal payments on the Revolving Equipment Notes are scheduled for payment on the same dates as interest payments. WUP LLC must also pay a customary commitment fee on unused amounts available to be borrowed under the Revolving Equipment Note Facility.
As of March 31, 2025, the Revolving Equipment Notes were secured by first-priority liens on 94 of the Company’s owned aircraft and in the future will be secured by first-priority liens on any additional aircraft for which a Revolving Equipment Note is issued from time to time (collectively, the “Revolving Equipment Notes Collateral”). WUP LLC’s obligations under the Revolving Equipment Notes are guaranteed by the Company, Wheels Up Partners Holdings LLC, our direct subsidiary, and WUPJ, which has a FAA Part 135 operating certificate. In the future, WUP LLC must cause certain additional subsidiaries and affiliates of WUP LLC that hold a FAA Part 135 operating certificate to become a guarantor under the Revolving Equipment Note Facility under certain circumstances. The 2024 Note Purchase Agreement, Trust Indenture and Mortgage entered into by WUP LLC and Wilmington Trust, as the mortgagee thereunder, on the Initial Revolving Equipment Notes Closing Date, pursuant to which the Revolving Equipment Notes were issued, and related guarantees contain certain covenants and events of default that are customary for transactions of this type. The maturity of the Revolving Equipment Notes may be accelerated upon the occurrence of certain events of default, including the failure by WUP LLC (in some cases after notice or the expiration of a grace period, or both) to make payments thereunder when due, a failure to comply with certain covenants and certain bankruptcy events involving the Company, its guarantors or Delta. See Note 6, Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report for more information about the Revolving Equipment Notes.
During the three months ended March 31, 2025, WUP LLC redeemed in-full the Revolving Equipment Notes for three aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes Facility by $10.5 million, and issued a new Revolving Equipment Note for one aircraft in the aggregate principal amount of $9.9 million. As of March 31, 2025, approximately $308.9 million aggregate principal amount of Revolving Equipment Notes were outstanding, approximately $22.4 million was available to be borrowed under the Revolving Equipment Notes Facility to fund future aircraft acquisitions and the carrying value of the 94 aircraft that were subject to first-priority liens under the Revolving Equipment Notes was $297.4 million.
Credit Support
Delta agreed to provide credit support for the Revolving Equipment Notes Facility, which effectively guarantees WUP LLC’s payment obligations thereunder upon the occurrence and continuation of specified events of default, in exchange for an annual fee as a percentage of the aggregate principal amounts drawn under the Revolving Equipment Notes Facility that is payable-in-kind by the Company and accrues interest over the life of the Revolving Equipment Notes Facility (the “Credit Support Premium”). The Credit Support Premium constitutes a revolving loan payable to Delta under the Revolving Credit Facility. Amounts in respect of the Credit Support Premium accrue while the Revolving Equipment Notes are outstanding and include interest that is compounded and capitalized on the last day of each calendar quarter; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment that is available to be borrowed by the Company from time to time under the Revolving Credit Facility. The Credit Support Premium will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. See Note 6, Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report for more information about the Credit Support Premium.

Term Loan & Revolving Credit Facility
The Company is party to a Credit Agreement, dated as of September 20, 2023 (as amended by Amendment No. 1 thereto, dated as of November 15, 2023, as further amended by Amendment No. 2 thereto, dated as of November 13, 2024, and as further amended by the Third Credit Agreement Amendment, the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC, Cox Investment Holdings LLC and certain other lenders party thereto from time to time (collectively, the “Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties (the “Agent”), pursuant to which as of March 31, 2025 (i) the Lenders provided a term loan facility (the “Term Loan”) in the aggregate original principal amount of $390.0 million and (ii) Delta has provided a commitment for a revolving loan facility (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facility”) in the aggregate original principal amount of $100.0 million, which remains available to be drawn through September 20, 2026.
The scheduled maturity date for the Term Loan is September 20, 2028, and for the Revolving Credit Facility, is the earlier of September 20, 2028 and the first date after September 20, 2026 on which all borrowings under the Revolving Credit Facility have been repaid, subject in each case to earlier termination upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility (each, a “Loan” and, collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each loan is payable-in-kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December and the applicable maturity date.
The Credit Agreement also contains certain covenants and events of default, in each case customary for transactions of this type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding any segregated account exclusively holding customer deposits and certain other assets, in each case as specified in the Credit Agreement) and a junior lien on the Revolving Equipment Notes Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company and the equity interests of such subsidiaries have been pledged as collateral. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors.
As part of the Credit Facility, Delta has provided a commitment for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million under the Credit Agreement. The $100.0 million commitment from Delta is separate and apart from the portion with respect to the Credit Support Premium. The Company may request to make borrowings under the Revolving Credit Facility at any time through September 20, 2026 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the Revolving Credit Facility prior to maturity as follows: (i) at any time prior to September 20, 2026, to the extent the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $100.0 million and (ii) on or after September 20, 2026 but prior to maturity, to the extent that the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $125.0 million and if Consolidated Cash Flow (as defined in the Credit Agreement) has been positive for any fiscal quarter since September 20, 2023. As of each of March 31, 2025 and the date of this Annual Report, no amounts were outstanding under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment.

Cash Flows
The following table summarizes our cash flows for each of the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(47,924)	$(73,794)
Net cash provided by investing activities	$16,113	$19,603
Net cash used in financing activities	$(8,686)	$(24,314)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$1,092	$(1,030)
Net decrease in cash, cash equivalents and restricted cash	$(39,405)	$(79,535)
Cash Flow from Operating Activities
The cash outflow from operating activities consisted of our Net loss during the respective periods, net of non-cash items of $61.5 million and $34.3 million during the three months ended March 31, 2025 and 2024, respectively, and the balance from a decrease in net operating assets and liabilities. During the three months ended March 31, 2025, we sold $133.0 million of Membership Funds compared to $114.0 million during the three months ended March 31, 2024. Membership Funds are generally non-refundable cash deposits that are accounted for as Deferred revenue until the time at which they are used by members or customers in accordance with the terms applicable to such Membership Fund.
Cash Flow from Investing Activities
The cash inflow from investing activities during the three months ended March 31, 2025 was primarily attributable to $33.0 million in proceeds from sales of aircraft that were classified as held for sale. The inflows were partially offset by cash outflows of $18.0 million for capital expenditures and $3.3 million of capitalized software development costs.
Cash Flow from Financing Activities
The cash outflow from financing activities was primarily attributable to the repayments of long-term debt of $18.5 million, partially offset by the issuance of a new Revolving Equipment Note for one aircraft in the aggregate principal amount of $9.9 million.

Future Obligations and Commitments
As of March 31, 2025, our principal ongoing commitments consisted of contractual cash obligations to pay principal and interest payments under the Revolving Equipment Notes, principal and accrued interest under the Credit Agreement when due at maturity (including any amounts in respect of the Credit Support Premium), operating leases for certain controlled aircraft, leased facilities, including our corporate headquarters, other office space and operational facilities, such as hangars and maintenance facilities, trade payables and ordinary course arrangements involving our obligation to provide future services for which we have already received deferred revenue. For further information about the foregoing obligations and commitments, see the following Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report: Note 2, Revenue; Note 6, Long-Term Debt; and Note 8, Leases. In addition, the Board approved a $10.0 million stock repurchase program on April 30, 2025, under which management has the discretion to purchase shares of Common Stock from time to time. Any open order or executory contract to acquire shares of Common Stock in the future would represent a cash contractual commitment by the Company to the extent it is not cancelled prior to trade execution.
To execute our fleet modernization strategy, we will need to, among other things, strategically acquire aircraft, whether by purchasing aircraft, entering into aircraft leases with third parties or acquiring the businesses of other private aviation operators, sell current owned aircraft and return certain current leased aircraft. This strategy is expected to be capital intensive and will require significant internal and external resources to achieve. As of the date of this Quarterly Report, we expect that we will fund any obligations or commitments in connection with our fleet modernization strategy using cash and cash equivalents on hand, including cash received in connection with any sales of our owned aircraft, operating cash flows and amounts available to be borrowed under the Revolving Equipment Notes Facility. In the future, we may also seek to fund our fleet modernization strategy with proceeds from additional financing or refinancing transactions, such as new debt or equity financings, asset sales or other strategic transactions. See “Our Fleet Modernization Strategy” above and the caption titled “We may be unable to execute our fleet modernization strategy on the timeline that we currently anticipate or may fail to realize the expected benefits from such strategy, which may adversely impact our business, prospects, operations, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in our Annual Report for more information about our fleet modernization strategy.

Off-Balance Sheet Arrangements
As of March 31, 2025, we were not a party to any off-balance sheet arrangements (as defined in Regulation S-K) that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates
For further information on our critical accounting policies and estimates, see the caption titled “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our Annual Report.

Recent Accounting Pronouncements
For further information on recent accounting pronouncements, see Note 1, Summary of Business and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of operating our business, we are exposed to market risks. Market risk represents the risk of loss that may impact our financial position or results of operations due to adverse changes in financial market prices and rates. Our principal market risks relate to interest rates, aircraft fuel and foreign currency exchange. There have not been any material changes to the market risks described in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the on-going remediation efforts associated with the material weaknesses in internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” in our Annual Report and the need for impacted controls to operate for a sufficient period of time and for management to conclude, through testing, that the controls are designed and operating effectively.
Notwithstanding the pending remediation efforts described below, based on additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.
Remediation Plans to Address Material Weaknesses
To date, we have implemented certain measures to address the controls and procedures deficiencies identified in Part II, Item 9A of the Annual Report.
Since the date of the Annual Report, we have executed on the following remediation actions:
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
•developed and implemented change management monitoring controls for key information used in the preparation of our financial statements; and
•engaged external advisors to assist with evaluating and documenting the design and operating effectiveness of our IT general controls.
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
We are working aggressively and prioritizing the above actions to complete our remediation plan before December 31, 2025. We believe that these actions, when fully implemented, will remediate the deficiencies identified in Part II, Item 9A of the Annual Report. Those deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the applicable controls are designed and operating effectively. As we continue to evaluate and improve the applicable controls, management may take additional remedial measures or modify the remediation plan described above.
Changes in Internal Control over Financial Reporting
Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty. See Note 12, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” in this Quarterly Report for a discussion of loss contingencies, if any. Below is a discussion of the Company’s significant pending legal proceedings:
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York (“NY Federal Court”), which was re-filed against FE in the Supreme Court of the State of New York in New York County (“NY State Court”) on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement that were recorded in Other non-current assets on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, as well as attorneys’ fees and costs.
On September 19, 2023, FE removed the NY State Court lawsuit to the NY Federal Court. On September 19, 2023, FE filed a motion to dismiss for lack of personal jurisdiction or, in the alternative, motion to transfer the lawsuit to the United States District Court for the Eastern District of North Carolina. On October 9, 2023, the Company filed a motion to remand the lawsuit back to the NY State Court due to the NY Federal Court’s lack of subject matter jurisdiction. On March 28, 2025, the Company prevailed on the jurisdictional motion and the NY Federal Court remanded the lawsuit back to the NY State Court. On April 9, 2025, FE filed in the NY State Court an answer and its defenses to the Company’s claims, as well as counterclaims for unpaid amounts it claims it is owed under the GRP Agreement. On April 22, 2025, the Company answered FE’s counterclaims and also filed a motion to amend and proposed amended complaint against FE in NY State Court, which included, among other things, additional breach of contract claims and added Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, as a defendant with respect to a claim based on piercing the corporate veil.
We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE and defend against any related counterclaims, but there can be no assurance as to the outcome of the dispute with FE. Our success in recovering the amounts from FE will depend on several factors, including the availability of funds by FE for the recoverable amounts, in light of the following:
•In its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on May 1, 2024, FE disclosed that upon termination of the GRP Agreement, it applied a portion of the deposit under the GRP Agreement (the “GRP Deposit”) against certain receivable balances that FE claims it was owed under the GRP Agreement. As a result, the GRP Deposit liability owed to the Company that was formerly reflected in FE’s financial statements was fully eliminated as of June 30, 2023.
•In its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 24, 2025, FE disclosed that: (i) its net loss increased to $101.5 million during the year ended December 31, 2024 (versus a net loss of $54.7 million in the prior year) and it “expects to incur operating losses in the near term as [FE] advances its fleet modernization and associated cost savings initiatives”; (ii) its net cash flows used in operating activities was approximately $10.9 million during the year ended December 31, 2024 (versus net cash provided by operating activities of $8.7 million in the prior year); (iii) as of December 31, 2024, it had cash and cash equivalents of approximately $31.7 million and available borrowing capacity of approximately $12.6 million under existing lines of credit, against a working capital deficit of approximately $150.8 million; and (iv) as of March 24, 2025, cash and cash equivalents on hand, operating cash flows and proceeds from its fractional program will be sufficient to fund FE’s operations, including capital expenditure requirements, for at least 12 months, but it might need additional capital to fund growth plans or as circumstances change, which it disclosed it could obtain through equity issuances, refinancing existing debt or new borrowings, and if FE is not able to raise capital, its business, prospects, operating results and financial condition could be negatively impacted.
We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time. See the caption titled “Some of our business is dependent on our third-party operators to provide flights for our members and customers. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase and our business, operations, liquidity, financial condition, and results of operations could be adversely affected” in Part I, Item 1A “Risk Factors” in our Annual Report for further information.

ITEM 1A. RISK FACTORS
In addition to the risks set forth below and the information set forth in this Quarterly Report, you should carefully consider the disclosures included in Part I, Item 1A “Risk Factors” in our Annual Report. You should be aware that these risk factors and other information may not describe every risk facing Wheels Up. Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with our go-forward strategy and growth plans. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant could adversely affect our business, prospects, results of operations and financial condition.
The price of our Common Stock and Warrants may be volatile.
The price per share of our Common Stock, as well as for the Warrants, may fluctuate due to a variety of factors within and outside of our control, including: (i) changes in the private aviation industry and general demand for travel services; (ii) changes in general market conditions and macro-economic conditions, including the price of aircraft fuel; (iii) developments involving our competitors, such as material announcements or new offerings and services; (iv) changes in applicable laws and regulations affecting our business and operations; (v) variations in our operating performance and the performance of our competitors in general; (vi) changes in our levels of liquidity and indebtedness, other contractual obligations or credit ratings and the terms or covenants associated with our indebtedness or contractual obligations; (vii) actual or anticipated fluctuations in our quarterly or annual operating results and the public’s reaction to our press releases, our other public announcements and our filings with the SEC; (viii) publication of research reports by securities analysts about us or our competitors or our industry or the cessation of such coverage; (ix) actions by stockholders, including sales by stockholders of any of their shares of our Common Stock; (x) increases or decreases in reported holdings by insiders or significant stockholders, including shares of Common Stock held by our Lenders; (xi) the timing and magnitude of repurchases of shares of Common Stock by the Company under any stock repurchase program approved by the Board; (xii) fluctuations in trading volume and the volume of shares of our Common Stock available for public sale, including upon expiration of lock-ups or other restrictions on trading shares of Common Stock applicable to certain stockholders; (xiii) additions and departures of key personnel; (xiv) commencement of, involvement in, or the outcome of, litigation or disputes involving us; (xv) changes in our capital structure, such as future issuances of equity securities or the incurrence of debt and grants of equity awards under our equity incentive plans; and (xvi) general economic and political conditions, such as the effects of recessions, changes in inflation and interest rates, taxes, tariffs and trade policies, the results of local and national elections, fluctuations in fuel prices and international currency rates, and the impact of corruption, political instability and acts of war or terrorism.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities for the Three Months Ended March 31, 2025
The table below sets forth information regarding purchases of our Common Stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
January 1, 2025 through January 31, 2025	—	$—
February 1, 2025 through February 28, 2025	—	—
March 1 2025 through March 31, 2025	88,935	1.23
Total	88,935	$1.23
_________________
(1)Reflects shares withheld for payment of tax liability arising as a result of the vesting of restricted stock units for certain officers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)    None.
(b)    None.
(c)    During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

3.2
Amended and Restated By-Laws of Wheels Up Experience Inc., effective as of November 15, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

10.1
Amendment No. 3 to Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC, dated as of March 10, 2025 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2025)

10.2†+
Offer Letter, dated March 7, 2025, by and between John Verkamp and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2025)

10.3*†	Wheels Up Experience Inc. Performance Award Agreement, dated as of March 31, 2025, by and between Wheels Up Experience Inc. and John Verkamp
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
†	Identifies each management contract or compensatory plan or arrangement.
+	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: May 5, 2025		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2025		/s/ Alex Chatkewitz
	Name:	Alex Chatkewitz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)