Form 10-Q
period 2025-06-30
Wheels Up Experience Inc.
filed 2025-08-07
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of August 4, 2025, 698,798,208 shares of Class A common stock, $0.0001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) of Wheels Up Experience Inc. (“Wheels Up”, “we”, “us”, “our” or the “Company”), contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide current expectations of future circumstances or events based on certain assumptions and include any statement, projection or forecast that does not directly relate to any historical or current fact. Forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: (i) Wheels Up’s growth plans, the size, demand, competition in and growth potential of the markets for Wheels Up’s service offerings and the degree of market adoption of Wheels Up’s member programs, charter offerings and any future services it may offer; (ii) the potential impact of Wheels Up’s cost reduction and operational efficiency and productivity initiatives on its business and results of operations, including timing, magnitude and possible effects on liquidity levels and working capital; (iii) Wheels Up’s fleet modernization strategy, its ability to execute such strategy on the timeline that it currently anticipates and the expected commercial, financial and operational impacts to Wheels Up, including due to changes in the market for purchases and sales of aircraft; (iv) Wheels Up’s liquidity and future cash flows, certain restrictions related to its indebtedness obligations and its ability to perform under its contractual and indebtedness obligations; (v) Wheels Up’s ability to achieve its financial goals in the future on the most recent schedule that it has announced; (vi) the potential impacts or benefits from pursuing strategic actions involving Wheels Up or its subsidiaries or affiliates, including, among others, acquisitions and divestitures, new debt or equity financings, refinancings of existing indebtedness, stock repurchases and commercial partnerships or arrangements; and (vii) the impacts of general economic and geopolitical conditions on Wheels Up’s business and the aviation industry, including due to, among others, fluctuations in interest rates, inflation, foreign currencies, taxes, tariffs and trade policies, and consumer and business spending decisions. The words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. We have identified certain known material risk factors applicable to Wheels Up in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) under Part I, Item 1A “Risk Factors,” as well as in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report. It is not always possible for us to predict how new risks and uncertainties that arise from time to time may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$107,000	$216,426
Accounts receivable, net	38,705	32,316
Parts and supplies inventories	12,162	12,177
Aircraft held for sale	37,884	35,663
Prepaid expenses	22,302	23,546
Other current assets	15,618	11,941
Total current assets	233,671	332,069
Property and equipment, net	317,912	348,339
Operating lease right-of-use assets	32,163	56,911
Goodwill	224,419	217,045
Intangible assets, net	87,367	96,904
Restricted cash	34,242	30,042
Other non-current assets	75,952	76,701
Total assets	$1,005,726	$1,158,011

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$31,542	$31,748
Accounts payable	35,362	29,977
Accrued expenses	96,101	89,484
Deferred revenue, current	727,099	749,432
Other current liabilities	12,076	16,643
Total current liabilities	902,180	917,284
Long-term debt, net	391,335	376,308
Operating lease liabilities, non-current	50,774	50,810
Other non-current liabilities	9,188	9,837
Total liabilities	1,353,477	1,354,239

Commitments and contingencies (Note 12)

Mezzanine equity:
Executive performance award	—	5,881
Total mezzanine equity	—	5,881

Equity:
Common Stock, $0.0001par value; 1,500,000,000 authorized; 699,803,945 and 698,342,097 issued and 698,993,636 and 697,902,646 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	70	70

Additional paid-in capital	1,948,418	1,921,581
Accumulated deficit	(2,284,507)	(2,102,895)
Accumulated other comprehensive loss	(3,084)	(12,662)
Treasury stock, at cost, 810,309 and 439,451 shares, respectively	(8,648)	(8,203)
Total Wheels Up Experience Inc. stockholders’ equity	(347,751)	(202,109)
Non-controlling interests	—	—
Total equity	(347,751)	(202,109)
Total liabilities and equity	$1,005,726	$1,158,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$189,637	$196,285	$367,167	$393,386

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	173,955	191,690	332,379	389,950
Technology and development	9,358	10,529	19,882	21,610
Sales and marketing	24,385	21,480	46,546	42,917
General and administrative	30,232	35,949	87,049	72,186
Depreciation and amortization	13,490	15,593	33,700	30,988
(Gain) loss on sale of aircraft	(2,203)	234	(8,754)	(2,490)
(Gain) loss on disposal of assets, net	20	(136)	(3,269)	1,827
Total costs and expenses	249,237	275,339	507,533	556,988

Loss from operations	(59,600)	(79,054)	(140,366)	(163,602)

Other income (expense)
Gain on divestiture	—	—	—	3,403
Loss on extinguishment of debt	(22)	(805)	(60)	(2,511)
Change in fair value of warrant liability	—	(70)	—	(98)
Interest income	836	285	1,984	341
Interest expense	(22,084)	(16,667)	(41,964)	(31,222)
Other income (expense), net	(470)	(221)	(169)	(350)
Total other income (expense)	(21,740)	(17,478)	(40,209)	(30,437)

Loss before income taxes	(81,340)	(96,532)	(180,575)	(194,039)

Income tax benefit (expense)	(959)	(441)	(1,037)	(327)

Net loss	(82,299)	(96,973)	(181,612)	(194,366)
Less: Net loss attributable to non-controlling interests	—	—	—	—
Net loss attributable to Wheels Up Experience Inc.	$(82,299)	$(96,973)	$(181,612)	$(194,366)

Net loss per share of Class A common stock:
Basic and diluted	$(0.12)	$(0.14)	$(0.26)	$(0.28)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	698,996,977	697,458,966	698,641,618	697,403,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(82,299)	$(96,973)	$(181,612)	$(194,366)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,472	(98)	9,578	(1,640)
Comprehensive loss	(75,827)	(97,071)	(172,034)	(196,006)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to Wheels Up Experience Inc.	$(75,827)	$(97,071)	$(172,034)	$(196,006)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2024	698,342,097	$70	$1,921,581	$(2,102,895)	$(12,662)	439,451	$(8,203)	$—	$(202,109)
Equity-based compensation	—	—	10,319	—	—	—	—	—	10,319
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	88,935	(109)	—	(109)
Issuance of Common Stock upon settlement of restricted stock units	1,051,121	—	—	—	—	—	—	—	—
Net loss	—	—	—	(99,313)	—	—	—	—	(99,313)
Other comprehensive income (loss)	—	—	—	—	3,106	—	—	—	3,106
Balance at March 31, 2025	699,393,218	$70	$1,931,900	$(2,202,208)	$(9,556)	528,386	$(8,312)	$—	$(288,106)
Equity-based compensation	—	—	6,268	—	—	—	—	—	6,268
Reclassification of equity awards	—	—	10,250	—	—	—	—	—	10,250
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	56,545	(86)	—	(86)
Repurchase of Common Stock	—	—	—	—	—	225.378	(250)	—	(250)
Issuance of Common Stock upon settlement of restricted stock units	410,727	—	—	—	—	—	—	—	—
Net loss	—	—	—	(82,299)	—	—	—	—	(82,299)
Other comprehensive income (loss)	—	—	—	—	6,472	—	—	—	6,472
Balance at June 30, 2025	699,803,945	$70	$1,948,418	$(2,284,507)	$(3,084)	810,309	$(8,648)	$—	$(347,751)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury Stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2023	697,131,838	$70	$1,879,009	$(1,763,260)	$(10,704)	275,707	$(7,718)	$—	$97,397
Equity-based compensation	—	—	2,812	—	—	—	—	—	2,812
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	92,764	(338)	—	(338)
Issuance of Common Stock upon settlement of restricted stock units	558,125	—	—	—	—	—	—	—	—
Net loss	—	—	—	(97,393)	—	—	—	—	(97,393)
Other comprehensive income (loss)	—	—	—	—	(1,542)	—	—	—	(1,542)
Balance at March 31, 2024	697,689,963	$70	$1,881,821	$(1,860,653)	$(12,246)	368,471	$(8,056)	$—	$936
Equity-based compensation	—	—	5,332	—	—	—	—	—	5,332
Reclassification of equity awards	—	—	18,718	—	—	—	—	—	18,718
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	24,747	(67)	—	(67)
Issuance of Common Stock upon settlement of restricted stock units	367,109	—	—	—	—	—	—	—	—
Net loss	—	—	—	(96,973)	—	—	—	—	(96,973)
Other comprehensive income (loss)	—	—	—	—	(98)	—	—	$—	(98)
Balance at June 30, 2024	698,057,072	$70	$1,905,871	$(1,957,626)	$(12,344)	393,218	$(8,123)	$—	$(72,152)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(181,612)	$(194,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,700	30,988
Equity-based compensation	20,956	25,479
Payment in kind interest	26,492	20,501
Amortization (accretion) of deferred financing costs and debt discount	5,694	(1,328)
Loss on extinguishment of debt	60	2,511
(Gain) loss on sale of aircraft held for sale	(9,429)	(5,208)
(Gain) loss on disposal of assets, net	(3,148)	1,827
Impairment of right-of-use assets	20,218	—
Other	(765)	4,751
Changes in assets and liabilities:
Accounts receivable	(4,965)	1,502
Parts and supplies inventories	(857)	2,635
Prepaid expenses	1,686	20,204
Other non-current assets	2,095	17,473
Accounts payable	4,748	9,287
Accrued expenses	2,731	(14,232)
Deferred revenue	(24,915)	(21,378)
Other assets and liabilities	(3,493)	398
Net cash used in operating activities	(110,804)	(98,956)

Cash flows from investing activities:
Purchases of property and equipment	(30,465)	(9,633)
Capitalized software development costs	(5,893)	(7,825)
Proceeds from sale of divested business, net	—	5,903
Proceeds from sale of aircraft held for sale, net	55,122	37,856
Other	1,150	(2,208)
Net cash provided by investing activities	19,914	24,093

Cash flows from financing activities:
Purchase of shares for treasury	(195)	(404)
Proceeds from long-term debt	19,551	—
Repayments of long-term debt	(36,898)	(40,992)
Payment of debt issuance costs	(18)	—
Net cash used in financing activities	(17,560)	(41,396)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,224	(1,175)

Net decrease in cash, cash equivalents and restricted cash	(105,226)	(117,434)
Cash, cash equivalents and restricted cash, beginning of period	246,468	292,825
Cash, cash equivalents and restricted cash, end of period	$141,242	$175,391

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,905	$12,814
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
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for annual financial statements. As a result, this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on March 11, 2025. In the opinion of the Company’s management, the condensed consolidated financial statements in this Quarterly Report include all adjustments necessary for the fair presentation of the Company’s balance sheet as of June 30, 2025 and its results of operations, including its comprehensive loss and stockholders' equity for the three and six months ended June 30, 2025 and 2024. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2025.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany transactions and accounts. The Company consolidates Wheels Up MIP LLC (“MIP LLC”) and record the profits interests held by MIP LLC that the Company does not own as non-controlling interests (see Note 11).
Use of Estimates
Preparing the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates due to risks and uncertainties. The most significant estimates include, but are not limited to, the useful lives and residual values of purchased aircraft, sales and use tax, the determination of the allowance for credit losses, reserve for excess and obsolete inventory, impairment assessments, the determination of the valuation allowance for deferred tax assets and the incremental borrowing rate for leases.
Segment Reporting
We identify operating segments as components of Wheels Up for which discrete financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”), or decision-making group, in making decisions regarding resource allocation and performance assessment.
The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company operates as one operating segment. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. The measure of segment profit or loss for the Company's single segment is Net income (loss), which can be found in the condensed consolidated statement of operations. There is no expense or asset information that is supplemental to those disclosed in the consolidated financial statements that is regularly provided to the CODM.

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

2.REVENUE RECOGNITION
Disaggregation of Revenue
The following table disaggregates Revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Services transferred at a point in time:
Flights, net of discounts and incentives	$158,330	$163,684	$305,898	$314,613
Other	22,827	16,162	42,611	44,946

Services transferred over time:
Memberships	7,474	16,046	16,663	32,900
Other	1,006	393	1,995	927
Total Revenue	$189,637	$196,285	$367,167	$393,386
Contract Balances
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Gross receivables from members and customers	$43,757	$39,187
Undeposited funds	3,345	790
Less: Allowance for credit losses	(8,397)	(7,661)
Accounts receivable, net	$38,705	$32,316

Deferred revenue consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Flights - prepaid	$711,466	$729,581
Memberships - annual dues	12,745	17,638
Other	2,888	2,393
Deferred revenue - total	$727,099	$749,612
The non-current portion of Deferred revenue - total, which is presented within Other non-current liabilities on the condensed consolidated balance sheets, was nil and $0.2 million as of June 30, 2025 and December 31, 2024, respectively..
Changes in Deferred revenue for the six months ended June 30, 2025 were as follows (in thousands):

Deferred revenue as of December 31, 2024	$749,612
Amounts deferred during the period	344,654
Revenue recognized from amounts included in the deferred revenue beginning balance	(277,642)
Revenue from current period sales	(89,525)
Deferred revenue as of June 30, 2025	$727,099
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of June 30, 2025 were as follows (in thousands):

Remainder of 2025	$358,594
2026	237,632
2027	65,436
2028	65,437
Total Deferred revenue	$727,099
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $1.8 million and $3.8 million for the three and six months ended June 30, 2025, respectively, and $1.9 million and $3.9 million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025 and December 31, 2024, capitalized sales commissions and referral fees of $3.9 million and $4.6 million, respectively, were included in Other current assets, and $0.2 million and $0.3 million, respectively, were included in Other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $2.4 million and $4.7 million for the three and six months ended June 30, 2025, respectively, and $2.1 million and $4.2 million for the three and six months ended June 30, 2024, respectively.

3.PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Aircraft	$397,523	$443,193
Software development costs	93,325	85,112
Leasehold improvements	18,327	22,882
Computer equipment	3,491	3,042
Building and improvements	1,424	1,424
Furniture and fixtures	2,251	3,322
Tooling	667	3,246
Vehicles	2,238	2,166
Total Property and equipment	519,246	564,387
Less: Accumulated depreciation and amortization	(201,334)	(216,048)
Total Property and equipment, net	$317,912	$348,339
Depreciation and amortization expense, excluding amortization expense related to software development costs, was $4.6 million and $13.3 million for the three and six months ended June 30, 2025, respectively, and $4.5 million and $10.8 million for the three and six months ended June 30, 2024, respectively.
Amortization expense related to software development costs was $4.2 million and $11.0 million for the three and six months ended June 30, 2025, respectively, and $6.3 million and $10.6 million for the three and six months ended June 30, 2024, respectively.

4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents Goodwill carrying values and the change in balance, by reporting unit, during the six months ended June 30, 2025 (in thousands):

	WUP Legacy	Air Partner	Total
Balance as of December 31, 2024(1)	$136,098	$80,947	$217,045
Foreign currency translation adjustment	—	7,374	7,374
Balance as of June 30, 2025	$136,098	$88,321	$224,419
(1)    Net of accumulated impairment losses of $306.2 million.

Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of Intangible assets consisted of the following (in thousands):

	June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$40,452	$39,548
Customer relationships	89,121	50,943	38,178
Trade name	10,709	5,671	5,038
Developed technology	20,056	16,215	3,841
Leasehold interest – favorable	600	135	465
Foreign currency translation adjustment	779	482	297
Total	$201,265	$113,898	$87,367

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$37,410	$42,590
Customer relationships	89,121	45,700	43,421
Trade name	10,709	5,196	5,513
Developed technology	20,056	14,767	5,289
Leasehold interest – favorable	600	124	476
Foreign currency translation adjustment	(808)	(423)	(385)
Total	$199,678	$102,774	$96,904
Amortization expense of intangible assets was $5.1 million and $10.2 million for the three and six months ended June 30, 2025, respectively, and $5.2 million and $10.4 million for the three and six months ended June 30, 2024, respectively.
Intangible Liabilities
Associated with our acquisition of Delta Private Jets on January 17, 2020, we recognized intangible liabilities for the fair value of complimentary Wheels Up Connect Memberships provided to existing Delta Air Lines, Inc. (“Delta”) SkyMiles 360® customers as of the acquisition date, as required under the Commercial Cooperation Agreement, dated as of January 17, 2020, by and among Wheels Up Partners Holdings LLC (“WUP”), Wheels Up Partners LLC (“WUP LLC”) and Delta (as amended, the “Original CCA”), which was subsequently replaced by the Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024, by and among WUP, WUP LLC and Delta (the “Amended CCA”). The gross carrying value, accumulated amortization and net carrying value of Intangible liabilities consisted of the following (in thousands):

	June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$10,086	$9,914

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$9,323	$10,677
The current and long-term portions of Intangible liabilities are presented within Other current liabilities and Other non-current liabilities, respectively, on the condensed consolidated balance sheets.
Amortization of Intangible liabilities, which reduces amortization expense, was $0.4 million and $0.8 million for each of the three and six months ended June 30, 2025 and 2024, respectively.
Future amortization expense of Intangible assets and Intangible liabilities held as of June 30, 2025, were as follows (in thousands):

	Intangible Assets	Intangible Liabilities
Remainder of 2025	$10,290	$763
2026	19,703	1,525
2027	14,938	1,525
2028	14,275	1,525
2029	13,531	1,525
Thereafter	14,630	3,051
Total	$87,367	$9,914

5.CASH EQUIVALENTS AND RESTRICTED CASH
A reconciliation of Cash and cash equivalents and Restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$107,000	$216,426
Restricted cash	34,242	30,042
Total	$141,242	$246,468
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash	$86,005	$135,614
Money market funds	20,995	80,812
Cash and cash equivalents	$107,000	$216,426
Restricted Cash
As of June 30, 2025 and December 31, 2024, Restricted cash primarily consisted of (i) $22.4 million and $18.8 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions, (ii) $6.6 million and $6.2 million, respectively, held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates, and (iii) $5.0 million as of each such date held by financial institutions to collateralize our credit card programs. The standby letters of credit expire on May 31, 2031, December 31, 2033 and June 30, 2034.

6.LONG-TERM DEBT
The following table presents the components of Long-term debt, net (in thousands, except weighted average interest rates):

	Maturity Date	Interest Rate per Annum as of June 30, 2025	June 30, 2025	December 31, 2024
Revolving Equipment Notes	2029	SOFR + 1.75%	$300,136	$317,484
Term Loan(1)	2028	10.0%	470,357	443,864
Total debt			770,493	761,348
Less: Total unamortized debt discount and debt issuance costs			347,616	353,292
Less: Current maturities of long-term debt			31,542	31,748
Long-term debt, net			$391,335	$376,308
(1) As of June 30, 2025, includes $5.1 million outstanding in connection with the Credit Support Premium (as defined below), which will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility (as defined below) and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. The Credit Support Premium is deemed a Revolving Loan (as defined in the Credit Agreement (as defined below)) under the Credit Agreement; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment available to be borrowed by the Company from time to time until September 20, 2026 under the Revolving Credit Facility (as defined below).

Maturities of principal debt payments for the next five years for debt obligations outstanding as of June 30, 2025 are as follows (in thousands):

Maturities
Remainder of 2025	$15,771
2026	31,542
2027	33,119
2028	503,134
2029	186,927
Total	$770,493
Long-Term Debt Arrangements as of June 30, 2025
2024 Revolving Equipment Notes Facility
On November 13, 2024 (the “Initial Revolving Equipment Notes Closing Date”), WUP LLC entered into a Note Purchase Agreement, dated as of the Initial Revolving Equipment Notes Closing Date (the “2024 Note Purchase Agreement”), with Wilmington Trust, National Association (“Wilmington Trust”), as subordination agent and trustee, and Wheels Up Class A-1 Loan Trust 2024-1, a Delaware statutory trust (the “2024-1 Trust”), which provides for the revolving issuance from time to time by WUP LLC of Series A-1 equipment notes (the “Revolving Equipment Notes”) in an aggregate principal amount up to $332.0 million (the “Revolving Equipment Notes Facility”). The initial $331.3 million aggregate principal amount of Revolving Equipment Notes were issued by WUP LLC on the Initial Revolving Equipment Notes Closing Date for gross proceeds equal to approximately 98.75% of the principal amount of the initial Revolving Equipment Notes.

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
The Revolving Equipment Notes Facility utilizes an enhanced equipment trust certificate (EETC) loan structure. Pursuant to the 2024 Note Purchase Agreement, Revolving Equipment Notes are issued from time to time pursuant to a Trust Indenture and Mortgage (together with any supplements thereto, the “2024 Trust Indenture”) that was entered into by WUP LLC and Wilmington Trust, as the mortgagee thereunder, on the Initial Revolving Equipment Notes Closing Date. The Revolving Equipment Notes bear interest at the variable rate of the then applicable three-month secured overnight funds rate (“SOFR”) plus 1.75% per annum from the Initial Revolving Equipment Notes Closing Date to the end of the Availability Period, SOFR plus 2.25% immediately after the end of the Availability Period to November 13, 2028, and SOFR plus 2.75% from November 13, 2028 to the Revolving Equipment Notes Maturity Date, with annual amortization of principal amount equal to 10% per annum through the end of the Availability Period and 12% per annum thereafter to the Revolving Equipment Notes Maturity Date. Interest on the Revolving Equipment Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, which began on February 15, 2025, and on the Revolving Equipment Notes Maturity Date. Principal payments on the Revolving Equipment Notes are scheduled for payment on the same dates as interest payments.
As of June 30, 2025, the Revolving Equipment Notes were secured by first-priority liens on 92 of the Company’s owned aircraft and in the future will be secured by first-priority liens on any additional aircraft for which a Revolving Equipment Note is issued from time to time (collectively, the “Revolving Equipment Notes Collateral”). WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions. The maturity of the Revolving Equipment Notes may be accelerated upon the occurrence of certain events of default, including the failure by WUP LLC (in some cases after notice or the expiration of a grace period, or both) to make payments thereunder when due, a failure to comply with certain covenants and certain bankruptcy events involving the Company, its guarantors or Delta. WUP LLC’s obligations under the Revolving Equipment Notes are guaranteed by the Company, WUP and WUPJ, which has a FAA Part 135 operating certificate. In the future, WUP LLC must cause any of its subsidiaries and affiliates that hold a FAA Part 135 operating certificate to become a guarantor under the Revolving Equipment Note Facility under certain circumstances.
The 2024 Note Purchase Agreement, 2024 Trust Indenture and related guarantees contain certain covenants, including a covenant that limits the maximum loan to value ratio of all aircraft financed under the Revolving Equipment Notes Facility, a covenant that limits the maximum concentration of the outstanding aggregate principal amount for Revolving Equipment Notes for specified models of aircraft relative to the outstanding aggregate principal amount of all aircraft financed under the Revolving Equipment Notes Facility, and a requirement to maintain a liquidity reserve in the form of a cash amount or a letter of credit equal to six months of interest charges based on the aggregate principal amount of Revolving Equipment Notes outstanding on any regularly scheduled principal and interest payment date, in each case subject to certain cure rights of the Company. The 2024 Trust Indenture contains customary events of default for facilities of its type, as well as an event of default that is triggered upon the occurrence and continuation of an event of default by Delta under its current revolving credit agreement or any replacements thereof.
During the six months ended June 30, 2025, WUP LLC (i) redeemed in-full the Revolving Equipment Notes for six aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes Facility by $20.9 million, and (ii) issued new Revolving Equipment Notes for two aircraft in the aggregate principal amount of $19.6 million. As of June 30, 2025, the carrying value of the 92 aircraft that were subject to first-priority liens under outstanding Revolving Equipment Notes was $298.8 million. Amortization expense for debt discounts and deferred financing costs of $0.7 million and $0.9 million were recorded in Interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2025, respectively, and nil was recorded in interest expense in the condensed consolidated statement of operations for each of the three and six months ended June 30, 2024.
Credit Support
In connection with the initial closing of the Revolving Equipment Notes Facility, Delta agreed to provide credit support for the Revolving Equipment Notes Facility, which effectively guarantees WUP LLC’s payment obligations thereunder upon the occurrence and continuation of specified events of default, in exchange for an annual fee as a percentage of the aggregate principal amounts drawn under the Revolving Equipment Notes Facility that is payable-in-kind by the Company and accrues interest over the life of the Revolving Equipment Notes Facility (the “Credit Support Premium”). The Credit Support Premium constitutes a revolving loan payable to Delta under the Revolving Credit Facility. Amounts in respect of the Credit Support Premium accrue while the Revolving Equipment Notes are outstanding and include interest that is compounded and capitalized on the last day of each calendar quarter; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment available to be borrowed by the Company from time to time until September 20, 2026 under the Revolving Credit Facility. The Credit Support Premium will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. Amounts outstanding in connection with the Credit Support Premium are consolidated with amounts outstanding under the Term Loan in the long-term debt table above.
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
On November 15, 2023 (the “Final Credit Agreement Closing Date”), the Company entered into Amendment No. 1 to Credit Agreement (the “First Credit Agreement Amendment” and, collectively with the Original Credit Agreement, Second Credit Agreement Amendment and Amendment No. 3 to Credit Agreement, dated as of April 30, 2025, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, and certain other lenders named therein (collectively, the “Incremental Term Lenders” and, collectively with the Initial Lenders, the “Lenders”), and the Agent, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided an additional term loan facility (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”) in the aggregate original principal amount of $40.0 million. On the Final Credit Agreement Closing Date, the Company issued the Incremental Term Loan of $40.0 million to the

Incremental Term Lenders for net proceeds (before transaction-related expense) of $39.2 million. Upon the closing of the Incremental Term Loan and as of June 30, 2025, the loans under the Credit Agreement consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which remains available to be drawn through September 20, 2026.
The scheduled maturity date for the Term Loan is September 20, 2028, and the scheduled maturity date for the Revolving Credit Facility is the earlier of September 20, 2028 and the first date after September 20, 2026 on which all amounts owed under the Revolving Credit Facility have been repaid, subject in each case to earlier termination upon acceleration or termination of any obligations upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility (each, a “Loan” and collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each Loan is payable-in-kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December each year, and the applicable maturity date. If in the future the Company or its subsidiaries either redeem in-full all outstanding Revolving Equipment Notes or commence payoff at maturity thereof, the Company may elect to make interest payments or some portion thereof on any Loans then outstanding in cash. Also, upon the occurrence and during the continuation of an event of default under the Credit Agreement, interest will accrue on (i) the unpaid principal balance of the Loans at the rate then applicable to such Loans plus 2% per annum and (ii) all other outstanding liabilities, interest, expenses, fees and other sums under the Credit Agreement, at a rate equal to the Alternate Base Rate (as defined in the Credit Agreement) plus 2% per annum.
The Credit Agreement also contains certain covenants and events of default, in each case customary for facilities of its type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding any segregated account exclusively holding customer deposits and certain other assets, in each case as specified in the Credit Agreement) and a junior lien on the Revolving Equipment Notes Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company and the equity interests of such subsidiaries have been pledged as collateral. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of June 30, 2025, we were in compliance with the covenants under the Credit Agreement and related credit documents.
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
Amortization (Accretion) of debt discounts and deferred issuance costs associated with the Term Loan of $3.2 million and $4.8 million were recorded in Interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2025, respectively, and $(1.7) million and $(4.1) million were recorded in Interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2024, respectively.
Long-Term Debt Extinguished as of or prior to June 30, 2025
Amortization expense for debt discounts and deferred financing costs associated with the interim extinguishment of certain WUP LLC’s former fixed rate equipment notes, which were redeemed in-full on the Initial Revolving Equipment Notes Closing Date, of nil was recorded in Interest expense in the condensed consolidated statement of operations for each of the three and six months ended June 30, 2025, and $2.2 million and $2.7 million were recorded in Interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2024, respectively.
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
Financial instruments that are measured at fair value on a recurring and non-recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds(1)	$20,995	$—	$—	20,995
Total assets	$20,995	$—	$—	$20,995

Liabilities:
Warrant liability - Public Warrants(1)	$—	$13	$—	$13
Warrant liability - Private Warrants(1)	—	7	—	7
Revolving Equipment Notes(2)	—	—	307,927	307,927
Term Loan(2)	—	—	307,556	307,556
Total liabilities	$—	$20	$615,483	$615,503

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds(1)	$80,812	$—	$—	$80,812
Total assets	$80,812	$—	$—	$80,812

Liabilities:
Warrant liability - Public Warrants(1)	$—	$13	$—	$13
Warrant liability - Private Warrants(1)	—	7	—	7
Revolving Equipment Notes(2)	—	—	317,484	317,484
Term Loan(2)	—	—	284,845	284,845
Total liabilities	$—	$20	$602,329	$602,349
__________________
(1)Financial instrument measured on a recurring basis.
(2)Financial instrument measured on a non-recurring basis.

The carrying amount of Money market funds approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.

The Warrants (as defined below) were accounted for as a liability in accordance with ASC 815-40. The Warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. As of each of June 30, 2025 and December 31, 2024, we used Level 2 inputs for the Warrants. See Note 10 for additional information about the Warrants.
The estimated fair value of the Revolving Equipment Notes is categorized as a Level 3 valuation. We considered the appraised value of aircraft subject to first-priority liens under the Revolving Equipment Notes, as sourced during the second quarter of 2025 and as required under the Revolving Equipment Notes, to determine the fair value of the Revolving Equipment Notes as of June 30, 2025.
The estimated fair value of the Term Loan is categorized as a Level 3 valuation. The estimated fair value as of June 30, 2025 was estimated using a discounted cash flows analysis, based on our current estimated incremental borrowing rate for a similar type of borrowing arrangement and taking into account amounts outstanding as of June 30, 2025 in connection with the Credit Support Premium.

8.LEASES
Leases primarily pertain to certain controlled aircraft, office spaces and operational facilities, which are all accounted for as operating leases. Certain of these operating leases have renewal options to further extend for additional time periods at our discretion.
We have certain variable lease agreements with certain aircraft lessors that contain payment terms based on an hourly lease rate multiplied by the number of flight hours for the applicable aircraft during a given period. Variable lease payments are not included in the right-of-use asset and lease liability balances but rather are expensed as incurred.
The components of net lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$3,732	$7,509	$9,350	$15,049
Short-term lease costs	1,797	173	2,665	386
Variable lease payments	1,086	5,826	3,062	10,139
Total lease costs	$6,615	$13,508	$15,077	$25,574
Lease costs related to leased aircraft and operational facilities are included in Cost of revenue in the condensed consolidated statements of operations. Lease costs related to leased aircraft were $3.9 million and $9.3 million during the three and six months ended June 30, 2025, respectively, and $8.6 million and $16.7 million for the three and six months ended June 30, 2024, respectively.
Lease costs related to our leased corporate headquarters and other office space, including expenses for non-lease components, are allocated within the condensed consolidated statements of operations based on employee headcount. Sublease income is presented in General and administrative expenses in the condensed consolidated statements of operations, and was not material for each of the three and six months ended June 30, 2025 and 2024.
As part of our continuing cost reduction initiatives, in the first quarter of 2025, we leased alternative corporate office space in New York City and vacated a larger leased corporate office space in New York City, for which we are actively seeking a sublease tenant. Vacating the former office space was identified as a triggering event for impairment testing for the impacted asset group, including the right-of-use asset and associated leasehold improvements and furniture. We estimated the fair value of the asset group using a discounted cash flow approach, which considered estimated future cash flows associated with the asset group. We recorded a non-cash impairment charge of $20.2 million during the three months ended March 31, 2025 representing the full carrying value of the right of use asset for the vacated space. The impairment charge is presented in General and administrative expense in the condensed consolidated statements of operations for the six months ended June 30, 2025.
Supplemental cash flow information related to operating leases were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$9,877	$15,604
Right-of-use assets obtained in exchange for operating lease obligations	$10,614	$3,017
Supplemental balance sheet information related to leases were as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	6.8	6.6
Weighted-average discount rate:
Operating leases	10.5%	10.1%
As of June 30, 2025, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,	Operating Leases
2025 (remaining)	$7,622
2026	13,164
2027	12,856
2028	11,259
2029	10,880
Thereafter	27,516
Total lease payments	83,297
Less: Imputed interest	(23,928)
Total lease obligations	$59,369
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

Equity-Based Compensation
The Company’s outstanding equity-based compensation awards to its directors, executive officers, employees and other eligible personnel have been made pursuant to the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated effective April 1, 2023 (as amended by the LTIP Amendments (as defined herein), the “Amended and Restated 2021 LTIP”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023, granted to George Mattson (the “CEO Performance Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 31, 2025, granted to John Verkamp, our Chief Financial Officer (the “CFO Performance Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of May 20, 2024, granted to David Harvey (the “CCO Performance Plan” and, collectively with the CEO Performance Plan and CFO Performance Plan, the “Executive Performance Plans”), nine equity-based compensation plans that were approved by the board of directors of WUP (collectively, the “WUP Management Incentive Plan”) prior to the business combination consummated on July 13, 2021 (the “Business Combination Closing Date”) between WUP and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination’), and the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”), which was approved by the board of directors of WUP prior to the Business Combination. Additional details about these equity-based compensation arrangements are below.
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
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan as of June 30, 2025:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2025	2,881	$4.16
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of June 30, 2025	2,881	$4.16
The weighted-average remaining contractual term as of June 30, 2025, for WUP profits interests outstanding was approximately 6.0 years. All WUP profits interests vested as of or prior to December 31, 2023.
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

The following table summarizes the activity under the WUP Option Plan as of June 30, 2025:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2025	826	$74.21	$11.57
Granted	—	—	—
Exercised	—	—	—
Forfeited	(15)	71.13	11.04
Expired	—	—	—
Outstanding WUP stock options as of June 30, 2025	811	$74.27	$11.58
Exercisable WUP stock options as of June 30, 2025	811	$74.27	$11.58
The aggregate intrinsic value as of June 30, 2025, for WUP stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of June 30, 2025, for WUP stock options that were outstanding and exercisable was approximately 3.7 years. All WUP stock options were vested as of December 31, 2023.
Amended and Restated 2021 LTIP
In connection with the Business Combination, the Company’s Board of Directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other qualified persons. Following approval by the Board, (i) at the 2023 annual meeting of the Company’s stockholders, the Company’s stockholders approved the Amended and Restated 2021 LTIP to increase the aggregate number of shares of Common Stock available for awards made thereunder by 2,415,000 shares and amend certain other plan provisions, (ii) at the 2024 annual meeting of the Company’s stockholders (the “2024 Annual Meeting”), the Company’s stockholders approved Amendment No. 1 to the Amended and Restated 2021 LTIP (the “First LTIP Amendment”), to increase the aggregate number of shares of Common Stock available for awards made under the Amended and Restated 2021 LTIP by 25,000,000 shares, and (iii) at the 2025 annual meeting of the Company’s stockholders (the “2025 Annual Meeting”), the Company’s stockholders approved Amendment No. 2 to the Amended and Restated 2021 LTIP (the “Second LTIP Amendment” and, together with the First LTIP Amendment, the “LTIP Amendments”), to increase the aggregate number of shares of Common Stock available for awards made under the Amended and Restated 2021 LTIP by an additional 30,000,000 shares and extend the termination date of such plan to March 26, 2035. The Amended and Restated 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, restricted stock units (“RSUs”), including performance-based RSUs (“PSUs”), rights, dividend equivalents, other stock-based awards, performance awards, cash awards or any combination of the foregoing. As of June 30, 2025, an aggregate of 60.1 million shares were authorized for issuance under the Amended and Restated 2021 LTIP.
RSUs
RSUs granted under the Amended and Restated 2021 LTIP generally vest at intervals up to a four-year service period, subject to the grantee’s continued service to the Company through the applicable vesting date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to RSUs as of June 30, 2025:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2025	10,134	$2.76
Granted	11,669	1.23
Vested	(1,467)	4.15
Forfeited	(299)	2.38
Non-vested RSUs as of June 30, 2025	20,037	$1.77

The total unrecognized compensation cost related to non-vested RSUs was $29.9 million as of June 30, 2025 and is expected to be recognized over a weighted-average period of 2.8 years.
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
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to PSUs as of June 30, 2025:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2025	387	$3.05
Granted	1,742	1.20
Vested	—	—
Forfeited	(252)	2.91
Non-vested PSUs as of June 30, 2025	1,877	$1.90
Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of June 30, 2025, the achievement of the performance objectives associated with non-vested PSUs was deemed probable. The total unrecognized compensation cost related to non-vested PSUs deemed probable of being achieved was $2.3 million as of June 30, 2025 and is expected to be recognized over a weighted-average period of 2.0 years.

Wheels Up Stock Options
Wheels Up stock options granted under the Amended and Restated 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to Wheels Up stock options as of June 30, 2025:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2025	77	$100.00	$47.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of June 30, 2025	77	$100.00	$47.52
Exercisable Wheels Up stock options as of June 30, 2025	77	$100.00	$47.52
The aggregate intrinsic value as of June 30, 2025, for Wheels Up stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of June 30, 2025, for Wheels Up stock options that were outstanding and exercisable was approximately 2.4 years.
Executive Performance Plans
The Compensation Committee of the Board approved the CEO Performance Plan granted to George Mattson, the Company’s Chief Executive Officer, CFO Performance Plan granted to John Verkamp, the Company’s Chief Financial Officer, and CCO Performance Plan granted to David Harvey, the Company’s former Chief Commercial Officer, effective November 30, 2023, March 31, 2025 and May 20, 2024, respectively. Except as set forth in Section III.A of the Amended and Restated 2021 LTIP, the Executive Performance Plans incorporate the terms of the Amended and Restated 2021 LTIP, as it may be amended from time-to-time. Each Executive Performance Plan is intended to constitute a standalone equity incentive plan and any shares of Common Stock issued under such awards will not be issued under, or count against the number of shares of Common Stock reserved pursuant to, any of the Company’s other equity-based compensation plans or awards.
At the (i) 2024 Annual Meeting, the Company’s stockholders approved the CEO Performance Plan and the potential issuance of up to 73.0 million shares of Common Stock thereunder and (ii) 2025 Annual Meeting, the Company’s stockholders approved the CFO Performance Plan and CCO Performance Plan, and the potential issuance of up to 12.0 million and 15.0 million shares of Common Stock, respectively, under such awards, in each case subject to the satisfaction of the applicable performance- and service-based vesting conditions under such award, if at all. If on any Determination Date (as defined below) there is not a sufficient amount of shares authorized by the Company's stockholders to deliver the number of shares due under the Executive Performance Plans or any such Executive Performance Plan has not been approved by the Company’s stockholders, then upon vesting, if at all, any amounts payable under any such Executive Performance Plan will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The Executive Performance Plans are one-time performance awards granted to our Chief Executive Officer, Chief Financial Officer and former Chief Commercial Officer in lieu of future annual equity compensation grants and are intended to provide each of them with the opportunity to share in the long-term growth of the value of the Company. The Executive Performance Plans consist of a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of the Company’s borrowings under the $390.0 million Term Loan plus any additional amounts drawn on the Term Loan, if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of the CEO Performance Plan and CCO Performance Plan will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, and one-third of the CFO Performance Plan will be eligible to vest on each of September 20, 2025, 2026 and 2027, in each case so long as such officer remains employed with the

Company as of such dates, subject to limited exceptions. A “Repayment Event” includes certain refinancings of the Term Loan on or before September 20, 2028, the scheduled maturity date of the Term Loan. Subject to the satisfaction of the applicable performance- and service-based vesting conditions described above, the number of shares of Common Stock that may vest and be issued under any Executive Performance Plan will first be determined on December 31st of the year in which a Repayment Event occurs, and then on December 31st of each subsequent year (each such date, a “Determination Date”) until December 31, 2028 (the “Final Determination Date”). At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable under any Executive Performance Plan in connection with such Determination Date, if any, will be determined using the then applicable percentage associated with the service-based vesting condition (the “Service Vested Percentage”).
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
As of June 30, 2025, the performance-based vesting conditions for the outstanding and unvested Executive Performance Plans were not met and no shares had vested. As of June 30, 2025, the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the Term Loan. The grant-date fair value of the CFO Performance Plan as of March 31, 2025, using a Monte Carlo simulation model, was $9.7 million. The derived service periods for the Executive Performance Plans, which began on the respective grant dates, were: (i) for the CEO Performance Plan, 5.2 years; (ii) for the CCO Performance Plan, 4.7 years; and (iii) for the CFO Performance Plan, 3.8 years. As a result of his departure from his position with the Company effective June 19, 2025, our former Chief Commercial Officer will only be credited with 50% of the Service Vested Percentage pursuant to the terms of the CCO Performance Plan in the event all performance-based vesting conditions are satisfied or a Change of Control (as defined in the CCO Performance Plan) occurs. Accordingly, 50% of the CCO Performance Plan was forfeited and for the three and six months ended June 30, 2025, we recognized a $4.1 million cumulative reversal of related equity-based compensation expense that was recognized in prior periods.
The total unrecognized compensation cost related to the outstanding and unvested Executive Performance Plans was $127.9 million as of June 30, 2025 and is expected to be recognized over 3.5 years. As of June 30, 2025, the carrying amount of the outstanding Executive Performance Plans, including carrying amounts related to the CFO Performance Plan and CCO Performance Plan that until receipt of stockholder approval of such plans at the 2025 Annual Meeting were classified as mezzanine equity, was classified as equity in the condensed consolidated balance sheet under Additional paid-in capital.
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
Equity-Based Compensation Expense
The following table summarizes equity-based compensation expense for the three and six months ended June 30, 2025 and 2024, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Compensation expense for RSUs and PSUs	$3,306	$3,153	$6,440	$6,332
Compensation expense for the Executive Performance Plans	4,989	11,115	14,516	19,147
Total equity-based compensation expense	$8,295	$14,268	$20,956	$25,479
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$100	$816	$178	$1,562
Technology and development	330	353	764	636
Sales and marketing	259	132	500	267
General and administrative	7,606	12,967	19,514	23,014
Total equity-based compensation expense	$8,295	$14,268	$20,956	$25,479
Earnout Shares
As part of the Business Combination, existing holders of WUP equity, including certain holders of WUP profits interests and restricted interests under the WUP Management Incentive Plan, but excluding holders of WUP stock options, have the right to receive up to 0.9 million additional shares of Common Stock (the “Earnout Shares”) that will vest, if at all, upon the achievement of separate market conditions. One-third of the Earnout Shares will vest and be issued if the Common Stock closing price is greater than or equal to $125.00, an additional one-third will vest and be issued if the Common Stock closing price is greater than or equal to $150.00 and the final one-third will vest and be issued when the Common Stock closing price is greater than or equal to $175.00, in each case over any 20 trading days within a period of 30 consecutive trading days on or before July 13, 2026. Earnout Shares are attributable to vested WUP profits interests and restricted interests as of the date each of the Earnout Share market conditions are met. Any portion of the Earnout Shares for which the market condition has not been met on or before July 13, 2026 will be automatically canceled.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Business Combination Closing Date and had a weighted-average period of 1.7 years.
Based on the Common Stock trading price as of June 30, 2025, the market conditions were not met, and no Earnout Shares vested or were issuable as of such date. No Earnout Shares have been issued as of June 30, 2025. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was nil for each of the three and six months ended June 30, 2025 and 2024.
Treasury Stock
As of June 30, 2025, we had 810,309 shares of treasury stock. The increase in treasury stock during the six months ended June 30, 2025 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of RSUs and the repurchase of 225,378 shares of Common Stock for an aggregate amount, including commissions but excluding applicable excise taxes, of $0.3 million under the Company’s share repurchase program (the “Share Repurchase Program”). We did not cancel or reissue any shares of Common Stock held as treasury stock during each of the three and six months ended June 30, 2025 and 2024.

10.WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”), which Wheels Up assumed on the Business Combination Closing Date. Each whole Warrant entitles the holder to purchase 1/10th share of Common Stock at a price of $115.00 per whole share of Common Stock. The Warrants expire on July 13, 2026 or earlier upon redemption or liquidation. As of June 30, 2025, no Warrants had been exercised and 12,521,494 Warrants remain outstanding.

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

The calculation of Non-controlling interests was as follows:

	June 30, 2025		December 31, 2024
Number of WUP common units held by Wheels Up(1)	698,993,636	100.0%	697,902,646	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	698,993,636	100.0%	697,902,646	100.0%
(1) WUP common units represent an equivalent ownership of Common Stock outstanding.
(2) Based on the closing price of Common Stock on the last trading day of the period covered by this Quarterly Report, there would have been no WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of June 30, 2025.
Weighted-average ownership percentages are used to allocate net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was nil for each of the three and six months ended June 30, 2025 and 2024.

12.COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments, primarily in the form of obligations to provide future services for which we have already received deferred revenue (see Note 2), lease arrangements (see Note 8), repayment of long-term debt (see Note 6), legal proceedings, and sales and use tax liability.
Legal Proceedings
From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, as of the date of this Quarterly Report the Company does not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.
GRP Litigation
On July 5, 2023, the Company filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York (“NY Federal Court”), which was re-filed against FE in the Supreme Court of the State of New York in New York County (“NY State Court”) on August 23, 2023. The Company instituted the action to enforce its rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified the Company in writing of its immediate termination of the GRP Agreement. The Company believes that FE wrongfully terminated such agreement in breach thereof. The Company is seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement that were recorded in Other non-current assets on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, as well as attorneys’ fees and costs.
Following remand to the NY State Court after removal to the NY Federal Court by FE, on April 9, 2025, FE filed in the NY State Court an answer and its defenses to the Company’s claims, as well as counterclaims for unpaid amounts it claims it is owed under the GRP Agreement. On April 22, 2025, the Company answered FE’s counterclaims and also filed a motion to amend and proposed amended complaint against FE in NY State Court (the “Amended Complaint”), which included, among other things, additional breach of contract claims and added Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, as a defendant for a claim based on piercing the corporate veil. On May 6, 2025, FE filed an opposition to the Company’s motion to amend; however, on

July 18, 2025, the NY State Court granted the Company’s motion to amend and the Company filed the Amended Complaint against FE and Mr. Segrave on July 23, 2025. The parties are currently engaged in the discovery process.
The Company intends to vigorously pursue the action to recover the outstanding deposits and other damages from FE and defend against any related counterclaims, but there can be no assurance as to the outcome of the dispute with FE. The Company’s success in recovering the amounts from FE will depend on several factors, including the availability of funds by FE for the recoverable amounts. The Company is in the process of evaluating the effects of the foregoing events and it cannot make a reasonable estimate of any outcome, recovery or loss at this time.
Sales and Use Tax Liability
The Company regularly provides services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. The Company determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to its activity. As of June 30, 2025 and December 31, 2024, the Company estimated the potential exposure to such tax liability was $5.5 million, respectively, the expense for which was included in Accrued expenses on the condensed consolidated balance sheets.

13.RELATED PARTIES
The Company engages in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
The Company incurred expenses of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $1.0 million and $1.1 million for the three and six months ended June 30, 2024, respectively, from transactions related to the Original CCA or Amended CCA, as applicable, with Delta. As of June 30, 2025 and December 31, 2024, $0.5 million and $2.4 million, respectively, were included in Accrued expenses on the condensed consolidated balance sheet related to transactions associated with the Original CCA and Amended CCA, as applicable, with Delta.

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
We recorded income tax expense of $1.0 million and $1.0 million for the three and six months ended June 30, 2025, respectively, and income tax expense of $0.4 million and $0.3 million for the three and six months ended June 30, 2024, respectively. The effective tax rate was (0.5)% and (0.6)% for the three and six months ended June 30, 2025, respectively, and (0.5)% and (0.2)% for the three and six ended June 30, 2024, respectively. Our effective tax rate for the three and six months ended June 30, 2025 differs from the federal statutory rate of 21%, primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized and geographical mix of our earnings.
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
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of June 30, 2025, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
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
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world have implemented the legislation, including jurisdictions in which certain of Wheels Up’s foreign subsidiaries operate, and many other jurisdictions are in the process of implementing it. The Company continues to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The Pillar Two rules became effective in 2024 and did not have a material adverse impact on our results of operations, financial condition or cash flows for the periods presented in this Quarterly Report.
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions and treats the tax effects of GILTI as a current period expense in the period incurred.
On July 4, 2025, U.S. Public Law No: 119-21 (colloquially know as the “One Big Beautiful Bill Act”) was signed into law, which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the new law on our estimated annual effective tax rate and cash tax position, but as of the date of this Quarterly Report, we do not expect the new law will likely result in any material impact on our consolidated financial statements. The impacts from the new law, which became effective after June 30, 2025, are not included in our consolidated financial statements for the periods presented in this Quarterly Report.

15.NET LOSS PER SHARE
The following table sets forth the computation of Basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(82,299)	$(96,973)	$(181,612)	$(194,366)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	698,996,977	697,458,966	698,641,618	697,403,388
Basic and diluted net loss per share of Common Stock	$(0.12)	$(0.14)	$(0.26)	$(0.28)
There were no dividends declared or paid during each of the three and six months ended June 30, 2025 and 2024.
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
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	June 30,
	2025	2024
Warrants(1)	1,252,149	1,252,149
Earnout Shares	900,000	900,000
RSUs and PSUs	21,914,000	6,459,297
Stock options	886,810	1,081,993
Total anti-dilutive securities	24,952,959	9,693,439
(1)     Each Warrant entitles the holder to purchase 1/10th of one share of Common Stock at a price of $115.00 per whole share of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for the three months ended June 30, 2025 (this “Quarterly Report”) and our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”). This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report. Unless the context otherwise requires, references in this MD&A section to “Wheels Up,” “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries for all periods discussed.
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
Join Up: Wheels Up Membership. Private fliers with predictable annual spend can utilize Wheels Up Membership, where a small annual fee and pre-purchased dollar-denominated credits that are applied to the cost of the flight services, annual membership fees and other incidental costs such as catering and ground transportation (“Membership Funds” and formerly referred to as “Prepaid Blocks”) unlock increased flexibility and expanded global access and for certain fliers, guaranteed availability and recovery within the continental U.S., U.K. and Europe, subject to certain terms and conditions. Our first-of-its-kind partnership with Delta allows Wheels Up members the opportunity to earn Delta Diamond Medallion® status based on their qualifying Wheels Up spend and use Membership Funds to purchase discounted Delta flights and receive other benefits with Delta, in each case subject to certain terms and conditions.
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
Our Fleet Modernization Strategy & Progress Update. Wheels Up has one of the largest and most diverse mixes of available aircraft in the industry. We utilize our controlled aircraft fleet to support both Wheels Up Membership and Wheels Up Charter flights depending on the specific mission. We maintain a growing global network of safety-vetted charter operators, which must continually satisfy our safety standards for aircraft, crew and operations. Together, our controlled aircraft fleet and global network of third-party charter operators position us to provide our members and customers the ability to select a mode of travel that works for their specific needs.
We have made substantial progress to advance our fleet modernization strategy, which we expect will result in the transition from the operation of four legacy private jet models — Cessna Citation CJ3, X, and Excel/XLS and Hawker 400XP aircraft — to two different private jet models — Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft, while continuing to operate our King Air 350i aircraft. We began operating Embraer Phenom 300 series aircraft in our fleet in November 2024 and completed the transition of all such aircraft to our U.S. Federal Aviation Administration (“FAA”) operating certificate in April 2025. We acquired our first three Bombardier Challenger 300 series aircraft during the first quarter of 2025 and began operating those aircraft in our fleet in April 2025. We expect to add up to three additional Bombardier Challenger 300 series aircraft to our controlled aircraft fleet during the third quarter of 2025.
As of June 30, 2025, our controlled aircraft fleet consisted of:

Category	Owned	Leased	Total
Premium Jets:
Bombardier Challenger 300/350	2	2	4
Embraer Phenom 300/350	17	1	18
Large Jets:
Gulfstream G-IVSP	—	2	2
Super-Midsize Jets:
Cessna Citation X	—	24	24
Midsize Jets:
Cessna Citation Excel/XLS	10	3	13
Light Jets:
Cessna Citation CJ3	—	3	3
Hawker 400XP	25	—	25
Total Jets	54	35	89
Turboprops(1)	38	—	38
Total Aircraft	92	35	127
__________________
(1) Consists of Beechcraft and Textron King Air 350i aircraft.

To achieve our fleet transition, we expect to engage in strategic acquisitions, dispositions and leases of aircraft as we continue the orderly divestiture of legacy private jet models and scale our Embraer Phenom 300 series and Bombardier Challenger 300 series fleets. In the first quarter of 2025, we sold our fleet of owned Cessna Citation X aircraft to an unrelated third-party buyer, entered into leases for a portion of the sold aircraft and amended existing Cessna Citation X leases with the same buyer. In the second quarter of 2025, we retired our legacy Cessna Citation CJ3 fleet from revenue service and expect to return our last leased aircraft of that model to the lessor by the end of 2025. We believe that our cash and cash equivalents, available borrowings under the Revolving Equipment Notes Facility (as defined below) and the execution of strategic transactions in the future will provide us the flexibility to opportunistically transform our controlled aircraft fleet to achieve our fleet modernization strategy.

Recent Developments
Efficiency, Productivity and Cost Reduction Initiatives
On August 7, 2025, we announced that we are in the process of implementing initiatives that are expected to drive approximately $50 million in annual cash cost savings following implementation through the efficiency, productivity and overhead cost reduction actions associated with our fleet modernization plan and other actions over the next several quarters. We anticipate that we will realize a portion of the expected savings on a rolling basis as actions are taken, with the full impact of the anticipated cost savings expected to be reflected in our financial results beginning in the third and fourth quarters of 2026 relative to a second quarter of 2025 baseline.
Share Repurchase Program
As previously announced, on April 30, 2025, our Board of Directors (the “Board”) approved the repurchase by Wheels Up from time to time of up to $10.0 million of shares of the Company’s Class A common stock, $0.0001 per share (“Common Stock”) (the “Share Repurchase Program”). Repurchases of shares of Common Stock by us may be made from time to time at management's discretion using a variety of methods, including open market purchases or other privately negotiated transactions. The Share Repurchase Program has no expiration date, but may be suspended or discontinued at any time in the Board’s discretion.
Extension of Revolving Credit Facility Availability Period
As previously announced, we entered into Amendment No. 3 to Credit Agreement, dated April 30, 2025 (the “Third Credit Agreement Amendment”), by and among the Company, as borrower, the other Loan Parties (as defined herein) party thereto, as guarantors, Delta and the Agent (as defined herein), pursuant to which Delta extended the period during which the $100.0 million Revolving Credit Facility (as defined herein) is available to be drawn to September 20, 2026. As of each of June 30, 2025 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility.

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
The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to Net loss, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(82,299)	$(96,973)	$(181,612)	$(194,366)
Add back (deduct):
Interest expense	22,084	16,667	41,964	31,222
Interest income	(836)	(285)	(1,984)	(341)
Income tax (benefit) expense	959	441	1,037	327
Other (income) expense, net	470	221	169	350
Depreciation and amortization	13,490	15,593	33,700	30,988
Change in fair value of warrant liability	—	70	—	98
Gain on divestiture	—	—	—	(3,403)
(Gain) loss on disposal of assets, net	20	(136)	(3,269)	1,827
Equity-based compensation expense	8,295	14,268	20,956	25,479
Integration and transformation expense(1)	183	—	1,366	—
Fleet modernization expense(2)	7,972	—	13,119	—
Restructuring charges(3)	—	4,371	—	6,515
Atlanta Member Operations Center set-up expense(4)	—	458	—	3,481
Certificate consolidation expense(5)	—	3,674	—	4,812
Other(6)	625	4,276	21,367	6,427
Adjusted EBITDA	$(29,037)	$(37,355)	$(53,187)	$(86,584)
Aircraft lease costs(7)	3,918	8,596	9,276	16,740
Adjusted EBITDAR	$(25,119)	$(28,759)	$(43,911)	$(69,844)
__________________
(1)Consists of expenses associated with the Company’s global integration efforts, including charges for employee separation programs and third-party advisor costs.
(2)Consists of expenses incurred in connection with the execution of our fleet modernization strategy first announced in October 2024, which primarily includes expenses associated with transitioning the Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft to our operations and pilot training programs aligned to our fleet modernization strategy, as well as certain costs incurred associated with exiting legacy private jet models.
(3)Includes charges for contract termination fees and employee separation programs as part of our cost reduction and strategic business initiatives.
(4)Consists of expenses associated with establishing our Member Operations Center located in the Atlanta, Georgia area (“Atlanta Member Operations Center”) and its operations primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023.
(5)Consists of expenses incurred to execute the consolidation of our FAA operating certificates, primarily related to pilot training and retention programs, and consultancy fees associated with planning and implementing the consolidation process.
(6)For the six months ended June 30, 2025, primarily includes a $20.2 million non-cash pre-tax right-of-use asset impairment charge associated with vacating our former New York City corporate office space for a smaller, centralized location and related on-going lease costs for the vacated space while we seek a sublease tenant. For the three and six months ended June 30, 2024, includes (i) collections of certain aged receivables which were added back to Net loss in the reconciliation presented for the twelve months ended December 31, 2022, (ii) reserves and/or write-off of certain aged receivables associated with the aircraft management business which was divested on September 30, 2023, (iii) expenses associated with ongoing litigation matters and (iv) amounts reserved during the second quarter of 2024 related to Parts and supplies inventory deemed in excess after revision of future business needs associated with strategic business initiatives.
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
The following table reconciles Adjusted Contribution to Gross profit (loss), which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$189,637	$196,285	$367,167	$393,386
Less: Cost of revenue	(173,955)	(191,690)	(332,379)	(389,950)
Less: Depreciation and amortization	(13,490)	(15,593)	(33,700)	(30,988)
Gross profit (loss)	2,192	(10,998)	1,088	(27,552)
Gross margin	1.2%	(5.6)%	0.3%	(7.0)%
Add back (deduct):
Depreciation and amortization	13,490	15,593	33,700	30,988
Equity-based compensation expense in Cost of revenue	100	816	178	1,562
Integration and transformation expense in Cost of revenue(1)	—	—	363	—
Fleet modernization expense in Cost of revenue(2)	7,725	—	10,782	—
Restructuring charges in Cost of revenue(3)	—	3,703	—	3,703
Atlanta Member Operations Center set-up expense in Cost of revenue(4)	—	458	—	1,860
Certificate consolidation expense in Cost of revenue(5)	—	2,445	—	3,471
Other in Cost of revenue(6)	(437)	3,281	(600)	3,281
Adjusted Contribution	$23,070	$15,298	$45,511	$17,313
Adjusted Contribution Margin	12.2%	7.8%	12.4%	4.4%
__________________
(1)Consists of expenses associated with the Company’s global integration efforts including charges for employee separation programs.
(2)Consists of expenses incurred in connection with the execution of our fleet modernization strategy first announced in October 2024, which primarily includes expenses associated with transitioning the Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft to our operations and pilot training programs aligned to our fleet modernization strategy, as well as certain costs incurred associated with exiting legacy private jet models.
(3)Primarily includes charges for employee separation programs as part of our ongoing cost reduction and strategic business initiatives.

(4)Consists of expenses associated with establishing the Atlanta Member Operations Center and its operations primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023.
(5)Consists of expenses incurred to execute the consolidation of our FAA operating certificates, primarily including pilot training and retention programs and consultancy fees associated with planning and implementing the consolidation process.
(6)Consists of amounts recovered on Parts and supplies inventory reserved during prior periods related to Parts and supplies inventory deemed in excess after revision of future business needs associated with strategic business initiatives, including fleet modernization.

Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	Three Months Ended June 30,
	2025	2024	% Change
Total Gross Bookings(1)	$261,948	$265,346	(1)%

Private Jet Gross Bookings(1)	$208,326	$216,843	(4)%

Live Flight Legs	11,971	12,855	(7)%

Private Jet Gross Bookings per Live Flight Leg	$17,403	$16,868	3%

Utility(2)	41.1	37.4	10%

Completion Rate	98%	98%	n/m

On-Time Performance (D-60)	88%	91%	n/m
	Six Months Ended June 30,
	2025	2024	% Change
Total Gross Bookings(1)	$503,850	$490,020	3%

Private Jet Gross Bookings(1)	$413,619	$408,606	1%

Live Flight Legs	22,866	24,609	(7)%

Private Jet Gross Bookings per Live Flight Leg	$18,089	$16,604	9%
__________________
(1)    Amount shown in thousands.
(2)    For the three months ended June 30, 2025, Utility for the Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft in our controlled fleet were 49 and 54 hours, respectively. We did not have any Embraer Phenom 300 series or Bombardier Challenger 300 series aircraft in our controlled fleet during the three months ended June 30, 2024.
n/m    Not meaningful

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
Beginning with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, we changed the presentation of Completion Rate and On-Time Performance (D-60) to include wholesale flights, which we believe better aligns those metrics to information that we use internally to evaluate our operations and reported Live Flight Legs, which includes wholesale flights. Completion Rate and On-Time Performance (D-60) for the three and six months ended June 30, 2025 and 2024 reported in the table above includes wholesale flights, which were previously excluded from such metrics in the Company’s filings with the SEC beginning with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 through and including our Annual Report. Completion Rate and On-Time Performance (D-60) reported in the Company’s previously filed Quarterly Report on Form 10-Q for the three months ended June 30, 2024, which excluded wholesale flight activity, were 99% and 87%, respectively.

Results of Operations
Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
The following table sets forth our results of operations for each of the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change in
	2025	2024	$	%
Revenue	$189,637	$196,285	$(6,648)	(3)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	173,955	191,690	(17,735)	(9)%
Technology and development	9,358	10,529	(1,171)	(11)%
Sales and marketing	24,385	21,480	2,905	14%
General and administrative	30,232	35,949	(5,717)	(16)%
Depreciation and amortization	13,490	15,593	(2,103)	(13)%
(Gain) loss on sale of aircraft	(2,203)	234	(2,437)	n/m
(Gain) loss on disposal of assets, net	20	(136)	156	n/m
Total costs and expenses	249,237	275,339	(26,102)	(9)%

Loss from operations	(59,600)	(79,054)	19,454	25%

Other income (expense)
Loss on extinguishment of debt	(22)	(805)	783	n/m
Change in fair value of warrant liability	—	(70)	70	n/m
Interest income	836	285	551	193%
Interest expense	(22,084)	(16,667)	(5,417)	33%
Other income (expense), net	(470)	(221)	(249)	113%
Total other income (expense)	(21,740)	(17,478)	(4,262)	24%

Loss before income taxes	(81,340)	(96,532)	15,192	16%

Income tax benefit (expense)	(959)	(441)	(518)	n/m

Net loss	(82,299)	(96,973)	14,674	15%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(82,299)	$(96,973)	$14,674	15%
__________________
n/m        Not meaningful

Revenue
Revenue decreased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as follows (in thousands).

	Three Months Ended June 30,		Change in
	2025	2024	$	%
Membership	$7,474	$16,046	$(8,572)	(53)%
Flight	158,330	163,684	(5,354)	(3)%
Other	23,833	16,555	7,278	44%
Total	$189,637	$196,285	$(6,648)	(3)%
The decrease in Membership revenue was primarily driven by a decrease in members year-over-year due largely to streamlining our membership offering and shifting less frequent fliers to our charter offerings.
The decrease in Flight revenue was primarily driven by an $11.3 million reduction attributable to a 7% decrease in Live Flight Legs year-over-year, which was partially offset by a $5.9 million increase attributable to a 4% increase in Flight revenue per Live Flight Leg as a result of a greater mix of flights on larger and premium cabins generally associated with higher hourly rates.
The increase in Other revenue was primarily attributable to higher revenue from cargo flights and safety and security services.
Cost of Revenue
Cost of revenue decreased by $17.7 million, or 9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. In addition to the general decrease attributable to the decrease in Flight revenue, the decrease in Cost of revenue was primarily driven by a $17.7 million reduction in employee compensation, including the absence of $3.7 million in restructuring charges in the second quarter of 2024, a $4.7 million decrease in aircraft lease costs and a $2.8 million decrease in non-cash charges related to the reserve for certain parts inventory deemed obsolete or in excess of forecasted demand for aircraft maintenance. The decrease was also driven by the absence of $2.4 million of FAA certificate consolidation-related expenses and $0.5 million of expenses associated with setting up our Atlanta Member Operations Center incurred in the second quarter of 2024. The decreases were partially offset by a $7.7 million increase in expenses related to executing our fleet modernization strategy, which primarily included expenses associated with adding Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft to our operations and related pilot training programs, as well as certain costs incurred associated with exiting legacy private jet models.
Adjusted Contribution Margin increased 440 basis points for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to the realization of cost savings as a result of restructuring actions taken during fiscal year 2024 and other discrete cost optimization and operational efficiency measures. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of Gross profit and Adjusted Contribution to Revenue.
Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $1.2 million, or 11%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to a $0.9 million decrease in enterprise software spend and other IT-related spend as a result of cost optimization actions.

Sales and Marketing
Sales and marketing expenses increased by $2.9 million, or 14%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to a $1.4 million increase in employee compensation and allocable costs due to increased headcount and a $1.9 million increase in advertising, media and marketing events-related spend. The increase was partially offset by a $0.5 million decrease in spend on marketing flights and partnership-related expenses.
General and Administrative
General and administrative expenses decreased by $5.7 million, or 16%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a $5.2 million decrease in equity-based compensation expense related to the Executive Performance Awards (as defined in Note 9), which was partially offset by a $0.4 million increase in legal expenses related to ongoing litigation matters.
Depreciation and Amortization
Depreciation and amortization expenses decreased $2.1 million, or 13%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to full amortization of historical capitalized software projects and a reduction in capitalized IT costs in recent periods.
Interest Income
Interest income increased $0.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by an increase in cash equivalents held in money market funds.
Interest Expense
Interest expense increased $5.4 million, or 33%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to paid-in-kind interest expense associated with the Term Loan (as defined below).
Other Expense, Net
Other expense, net was relatively consistent for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Results of Operations for the Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024
The following table sets forth our results of operations for each of the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Change in
	2025	2024	$	%
Revenue	$367,167	$393,386	$(26,219)	(7)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	332,379	389,950	(57,571)	(15)%
Technology and development	19,882	21,610	(1,728)	(8)%
Sales and marketing	46,546	42,917	3,629	8%
General and administrative	87,049	72,186	14,863	21%
Depreciation and amortization	33,700	30,988	2,712	9%
(Gain) loss on sale of aircraft	(8,754)	(2,490)	(6,264)	n/m
(Gain) loss on disposal of assets, net	(3,269)	1,827	(5,096)	n/m
Total costs and expenses	507,533	556,988	(49,455)	(9)%

Loss from operations	(140,366)	(163,602)	23,236	14%

Other income (expense)
Gain on divestiture	—	3,403	(3,403)	n/m
Loss on extinguishment of debt	(60)	(2,511)	2,451	n/m
Change in fair value of warrant liability	—	(98)	98	n/m
Interest income	1,984	341	1,643	482%
Interest expense	(41,964)	(31,222)	(10,742)	34%
Other income (expense), net	(169)	(350)	181	n/m
Total other income (expense)	(40,209)	(30,437)	(9,772)	32%

Loss before income taxes	(180,575)	(194,039)	13,464	7%

Income tax benefit (expense)	(1,037)	(327)	(710)	n/m

Net loss	(181,612)	(194,366)	12,754	7%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(181,612)	$(194,366)	$12,754	7%
__________________
n/m        Not meaningful

Revenue
Revenue decreased for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, as follows (in thousands).

	Six Months Ended June 30,		Change in
	2025	2024	$	%
Membership	$16,663	$32,900	$(16,237)	(49)%
Flight	305,898	314,613	(8,715)	(3)%
Other	44,606	45,873	(1,267)	(3)%
Total	$367,167	$393,386	$(26,219)	(7)%
The decrease in Membership revenue was primarily driven by a decrease in members year-over-year as a result of streamlining our membership offering and shifting less frequent fliers to our charter offerings, but was partially offset by the impact of lower incentive discounts on memberships in the current period.
The decrease in Flight revenue was primarily driven by a $22.3 million reduction attributable to a 7% decrease in Live Flight Legs year-over-year, which was partially offset by a $13.6 million increase attributable to a 5% increase in Flight Revenue per Live Flight Leg as a result of a greater mix of flights on larger and premium cabins generally associated with higher hourly rates.
The decrease in Other revenue was primarily attributable to a $1.2 million decrease in sales of inventory aircraft, as we have reduced our focus on whole aircraft sales after the first quarter of 2024.
Cost of Revenue
Cost of revenue decreased by $57.6 million, or 15%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. In addition to the general decrease attributable to the decrease in Flight and Other revenue noted above, the decrease in Cost of revenue was primarily driven by the impact of reduced headcount, including a $27.4 million reduction in employee compensation and allocable costs, inclusive of the absence of $3.7 million in restructuring charges associated with certain actions taken during the second quarter of 2024, a $7.5 million decrease in aircraft lease costs, a $3.7 million decrease in pilot travel costs and a $3.6 million decrease in charges related to the reserve for certain parts inventory deemed obsolete or in excess of forecasted demand for aircraft maintenance. The decrease was also driven by the absence of $3.5 million of FAA certificate consolidation-related expenses and $1.9 million of expenses associated with setting up our Atlanta Member Operations Center in the prior year period. The decreases were partially offset by a $10.8 million increase in expenses related to executing our fleet modernization strategy, which primarily includes expenses associated with adding Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft to our operations and related pilot training programs, as well as certain costs incurred associated with exiting legacy private jet models.
Adjusted Contribution Margin increased 800 basis points for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to the realization of cost savings as a result of restructuring actions taken during fiscal year 2024 and other discrete cost optimization and operational efficiency measures. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of Gross profit and Adjusted Contribution to Revenue.
Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $1.7 million, or 8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to a $1.6 million decrease in IT expenses, including reduction in spend for software and software licensing as a result of cost optimization actions.

Sales and Marketing
Sales and marketing expenses increased by $3.6 million, or 8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to a $3.6 million increase in employee compensation and allocable costs due to increased headcount and a $2.6 million increase in advertising, media and marketing events-related spend. The increases were partially offset by the absence of a $1.6 million one-time charge to terminate a consultancy agreement during the first quarter of 2024 and a $1.1 million reduction in spend on marketing flights and partnership-related expenses.
General and Administrative
General and administrative expenses increased by $14.9 million, or 21%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a by a one-time $20.2 million non-cash, pre-tax right-of-use asset impairment charge associated with vacating our former New York City corporate office space during the three months ended March 31, 2025 (see Note 8). This increase was partially offset by a $3.5 million decrease in equity-based compensation expense attributable to the Executive Performance Plans (as defined in Note 9), the absence of a $1.3 million charge to bad debt expense associated with certain aged receivables related to the aircraft management business recorded during first quarter of 2024, a $1.1 million reduction in consulting spend and the absence of $1.0 million in spend related to strategic planning activities in the prior year period.
Depreciation and Amortization
Depreciation and amortization expenses increased $2.7 million, or 9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a one-time impairment of certain leasehold improvements and furniture and fixtures associated with vacating our former New York City corporate office space (see Note 8, Leases of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report).
Interest Income
Interest income increased by $1.6 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by an increase in cash equivalents held in money market funds.
Interest Expense
Interest expense increased $10.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to paid-in-kind interest expense associated with the Term Loan (as defined below).
Other Expense, Net
Other expense, net was relatively consistent for six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Liquidity and Capital Resources
Overview and Liquidity Outlook
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from debt financing transactions, and operating activities, primarily from deferred revenue associated with the sale of Membership Funds. As of June 30, 2025, we had $107.0 million of Cash and cash equivalents and $34.2 million of Restricted cash, and our long-term debt obligations consisted primarily of approximately $300.1 million aggregate principal amount outstanding of Revolving Equipment Notes (as defined below) and approximately $470.4 million aggregate principal amount outstanding under the Term Loan (as defined below), inclusive of capitalized paid-in-kind interest and approximately $5.1 million aggregate principal amount outstanding in connection with the Credit Support Premium (as defined below) portion of the Revolving Credit Facility (as defined below). In addition, we had a working capital deficit of $668.5 million as of June 30, 2025, and Net cash used in operating activities was $110.8 million for the six months ended June 30, 2025. See the caption titled “Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in our Annual Report for more information about our contractual obligations.
Pursuant to the Credit Agreement (as defined below), Delta has provided a commitment for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances and is subject to liquidity-driven repayment conditions. As of each of June 30, 2025 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment, which remains available to be drawn through September 20, 2026. See “Sources and Uses of Liquidity—Long-Term Debt—Term Loan and Revolving Credit Facility” below for more information about the Revolving Credit Facility.
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
Sources and Uses of Liquidity
Long-Term Debt
The terms of our material long-term debt arrangements are summarized below. See Note 6, Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report for more information about the Revolving Equipment Notes, Credit Support Premium, Term Loan and Revolving Credit Facility (as each term is defined below).
Revolving Equipment Notes Facility
In November 2024, Wheels Up Partners LLC, an indirect subsidiary of the Company (“WUP LLC”), entered into a Note Purchase Agreement, dated as of November 13, 2024 (the “Initial Revolving Equipment Notes Closing Date” and such agreement, the “2024 Note Purchase Agreement”), with Wilmington Trust, National Association, as subordination agent and trustee, and Wheels Up Class A-1 Loan Trust 2024-1, a Delaware statutory trust (the “2024-1 Trust”), which provides for the revolving issuance from time to time by WUP LLC of Series A-1 equipment notes (the “Revolving Equipment Notes”) in an aggregate principal amount up to $332.0 million (the “Revolving Equipment Notes Facility”). The Revolving Equipment Notes mature on November 13, 2029 (the “Revolving Equipment Notes Maturity Date”). The Revolving Equipment Notes bear interest at the variable rate of the then applicable three-month secured overnight funds rate (“SOFR”) plus 1.75% per annum on and after the Initial Revolving Equipment Notes Closing Date and to November 13, 2027 (the “Availability Period”), SOFR plus 2.25% immediately after the end of the Availability Period to November 13, 2028, and SOFR plus 2.75% from November 13, 2028 to the Revolving Equipment Notes Maturity Date, with annual amortization of principal amount equal to 10% per annum through the end of the Availability Period and 12% per annum thereafter to the Revolving Equipment Notes Maturity Date. Interest on the Revolving Equipment Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, which began on February 15, 2025, and on the Revolving Equipment Notes Maturity Date. Principal payments on the Revolving Equipment Notes are scheduled for payment on the same dates as interest payments. WUP LLC must also pay a customary commitment fee on unused amounts available to be borrowed under the Revolving Equipment Note Facility.
Pursuant to the 2024 Note Purchase Agreement, any amounts of principal repaid by WUP LLC prior to the Availability Period, either through regular principal amortization payments or from the early redemption of principal amounts related to any aircraft secured by the Revolving Equipment Notes Facility, will become available to be reborrowed by WUP LLC for the purchase of additional aircraft to be secured by such facility during the Availability Period, subject to certain conditions. WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral (as defined in Note 6, Long-Term Debt in the Notes to Condensed Consolidated Financial Statements) or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions. During the six months ended June 30, 2025, WUP LLC redeemed in-full the Revolving Equipment Notes for six aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes Facility by $20.9 million, and issued new Revolving Equipment Notes for two aircraft in the aggregate principal amount of $19.6 million. As of June 30, 2025, approximately $300.1 million aggregate principal amount of Revolving Equipment Notes were outstanding, approximately $31.2 million was available to be borrowed under the Revolving Equipment Notes Facility to fund future aircraft acquisitions and the carrying value of the 92 aircraft that were subject to first-priority liens under outstanding Revolving Equipment Notes was $298.8 million.
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
Term Loan & Revolving Credit Facility
The Company is party to a Credit Agreement, dated as of September 20, 2023 (as amended by Amendment No. 1 thereto, dated as of November 15, 2023, as further amended by Amendment No. 2 thereto, dated as of November 13, 2024, and as further amended by the Third Credit Agreement Amendment, the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC, Cox Investment Holdings LLC and certain other lenders party thereto from time to time (collectively, the “Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties (the “Agent”), pursuant to which as of June 30, 2025 (i) the Lenders have provided a term loan facility (the “Term Loan”) in the aggregate original principal amount of $390.0 million and (ii) Delta has provided a commitment for a revolving loan facility (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facility”) in the aggregate original principal amount of $100.0 million, which remains available to be drawn through September 20, 2026.
The scheduled maturity date for the Term Loan is September 20, 2028, and the scheduled maturity date for the Revolving Credit Facility is the earlier of September 20, 2028 and the first date after September 20, 2026 on which all amounts owed under the Revolving Credit Facility have been repaid, subject in each case to earlier termination upon acceleration or termination of any obligations upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility (each, a “Loan” and, collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each Loan is payable-in-kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December each year, and the applicable maturity date.
As part of the Credit Facility, Delta has provided a commitment for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million under the Credit Agreement. The $100.0 million commitment from Delta is separate and apart from the portion with respect to the Credit Support Premium. The Company may request to make borrowings under the Revolving Credit Facility at any time through September 20, 2026 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the Revolving Credit Facility prior to maturity as follows: (i) at any time prior to September 20, 2026, to the extent the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $100.0 million and (ii) on or after September 20, 2026 but prior to maturity, to the extent that the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $125.0 million and if Consolidated Cash Flow (as defined in the Credit Agreement) has been positive for any fiscal quarter since September 20, 2023. As of each of June 30, 2025 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment.

Cash Flows
The following table summarizes our cash flows for each of the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(110,804)	$(98,956)
Net cash provided by investing activities	$19,914	$24,093
Net cash used in financing activities	$(17,560)	$(41,396)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$3,224	$(1,175)
Net decrease in cash, cash equivalents and restricted cash	$(105,226)	$(117,434)
Cash Flow from Operating Activities
The cash outflow from operating activities consisted of our Net loss during the respective periods, net of non-cash items of $93.8 million and $79.5 million during the six months ended June 30, 2025 and 2024, respectively, and the balance from a general decrease in net operating assets and liabilities. During the six months ended June 30, 2025, we sold $260.0 million of Membership Funds, which was relatively consistent with the $258.6 million of Membership Funds sold during the six months ended June 30, 2024. Membership Funds are generally non-refundable cash deposits that are accounted for as Deferred revenue until the time at which they are used by members or customers in accordance with the terms applicable to such Membership Fund.
Cash Flow from Investing Activities
The cash inflow from investing activities during the six months ended June 30, 2025 was primarily attributable to $55.1 million in proceeds from sales of aircraft that were classified as held for sale. The inflows were partially offset by cash outflows of $36.4 million for capital expenditures, including $5.9 million of capitalized software development costs.
Cash Flow from Financing Activities
The cash outflow from financing activities was primarily attributable to the prepayments of long-term debt of $36.9 million, partially offset by the issuance of new Revolving Equipment Notes for two aircraft in the aggregate principal amount of $19.6 million.

Future Obligations and Commitments
As of June 30, 2025, our principal ongoing commitments consisted of contractual cash obligations to pay principal and interest payments under the Revolving Equipment Notes, principal and accrued interest under the Credit Agreement when due at maturity (including any amounts in respect of the Credit Support Premium), operating leases for certain controlled aircraft, leased facilities, including our corporate headquarters, other office space and operational facilities, such as hangars and maintenance facilities, trade payables and ordinary course arrangements involving our obligation to provide future services for which we have already received deferred revenue. For further information about the foregoing obligations and commitments, see the following Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report: Note 2, Revenue; Note 6, Long-Term Debt; and Note 8, Leases. In addition, the $10.0 million Share Repurchase Program gives management the discretion to purchase shares of Common Stock from time to time, and any open order or executory contract to acquire shares of Common Stock in the future would constitute a cash contractual commitment by the Company to the extent it is not cancelled prior to trade execution.
To execute our fleet modernization strategy, we will need to, among other things, strategically acquire aircraft, which may include purchasing or leasing aircraft or acquiring other private aviation operators, and sell current owned aircraft or return certain current leased aircraft. This strategy is expected to be capital intensive and will require significant internal and external resources over the multi-year transition period to achieve. As of the date of this Quarterly Report, we expect that we will fund any obligations or commitments in connection with our fleet modernization strategy using cash and cash equivalents on hand, including cash received in connection with any sales of our owned aircraft, operating cash flows and amounts available to be borrowed under the Revolving Equipment Notes Facility. In the future, we may also seek to fund our fleet modernization strategy with proceeds from additional financing or refinancing transactions, such as new debt or equity financings, asset sales or other strategic transactions. See “Our Fleet Modernization Strategy & Progress Update” above and the caption titled “We may be unable to execute our fleet modernization strategy on the timeline that we currently anticipate or may fail to realize the expected benefits from such strategy, which may adversely impact our business, prospects, operations, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in our Annual Report for more information about our fleet modernization strategy.

Off-Balance Sheet Arrangements
As of June 30, 2025, we were not a party to any off-balance sheet arrangements (as defined in Regulation S-K) that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates
For further information about our critical accounting policies and estimates, and recent accounting pronouncements, see Note 1, Summary of Business and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report and the caption titled “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our Annual Report, as applicable. There have not been any material changes to our significant and critical accounting policies and estimates since the filing of our Annual Report.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the on-going remediation efforts associated with the material weaknesses in internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” in our Annual Report and the need for impacted controls to operate for a sufficient period of time and for management to conclude, through testing, that the controls are designed and operating effectively.
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
Remediation Plans to Address Material Weaknesses
To date, we have implemented certain measures to address the controls and procedures deficiencies identified in Part II, Item 9A of our Annual Report.
Since the date of our Annual Report, we have executed on the following remediation actions:
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
We are working aggressively and prioritizing the above actions to complete our remediation plan before December 31, 2025. We believe that these actions, when fully implemented, will remediate the deficiencies identified in Part II, Item 9A of our Annual Report. Those deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the applicable controls are designed and operating effectively. As we continue to evaluate and improve the applicable controls, management may take additional remedial measures or modify the remediation plan described above.
Changes in Internal Control over Financial Reporting
Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York (“NY Federal Court”), which was re-filed against FE in the Supreme Court of the State of New York in New York County (“NY State Court”) on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of that certain Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, as well as attorneys’ fees and costs.
Following remand to the NY State Court after removal to the NY Federal Court by FE, on April 9, 2025, FE filed in the NY State Court an answer and its defenses to the Company’s claims, as well as counterclaims for unpaid amounts it claims it is owed under the GRP Agreement. On April 22, 2025, the Company answered FE’s counterclaims and also filed a motion to amend and proposed amended complaint against FE in NY State Court (the “Amended Complaint”), which included, among other things, additional breach of contract claims and added Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, as a defendant for a claim based on piercing the corporate veil. On May 6, 2025, FE filed an opposition to the Company’s motion to amend; however, on July 18, 2025, the NY State Court granted the Company’s motion to amend and the Company filed the Amended Complaint against FE and Mr. Segrave on July 23, 2025. The parties are currently engaged in the discovery process.
We intend to vigorously pursue the action to recover the outstanding deposits and other damages from FE and defend against any related counterclaims, but there can be no assurance as to the outcome of the dispute with FE. Our success in recovering the amounts from FE will depend on several factors, including the availability of funds by FE for the recoverable amounts, in light of the following:
•In its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on May 1, 2024, FE disclosed that upon termination of the GRP Agreement, it applied a portion of the GRP Deposit against certain receivable balances that FE claims it was owed under the GRP Agreement. As a result, the GRP Deposit liability owed to the Company that was formerly reflected in FE’s financial statements was fully eliminated as of June 30, 2023 and the remainder of the GRP Deposit continues to be withheld from Wheels Up.
•In its Quarterly Report on Form 10-Q for the three months ended March 31, 2025 filed with the SEC on May 13, 2025, FE disclosed: (i) a net loss of $23.0 million for the three months ended March 31, 2025 and that it “expects to incur operating losses in the near term as [FE] advances its fleet modernization and associated cost savings initiatives”; (ii) net cash flows used in operating activities of $10.5 million during the three months ended March 31, 2025; (iii) that as of March 31, 2025, it had cash and cash equivalents of $14.7 million (versus $31.7 million as of December 31, 2024), $8.0 million in short-term investments in securities (versus $65.5 million as of December 31, 2024) and available borrowing capacity of $12.2 million under existing lines of credit, against a working capital deficit of $185.4 million (versus $150.8 million as of December 31, 2024); and (iv) as of May 13, 2025, cash and cash equivalents on hand, operating cash flows and proceeds from its fractional program will be sufficient to fund FE’s operations, including capital expenditure requirements, for at least 12 months, but it might need additional capital to fund growth plans or as circumstances change, which it disclosed it could obtain through equity issuances, refinancing existing debt or new borrowings, and if FE is not able to raise capital, its business, prospects, operating results and financial condition could be negatively impacted.
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

ITEM 1A. RISK FACTORS
In addition to the risks set forth below and the information set forth in this Quarterly Report, you should carefully consider the disclosures included in Part I, Item 1A “Risk Factors” in our Annual Report. You should be aware that these risk factors and other information may not describe every risk facing Wheels Up. Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with our go-forward strategy and growth plans. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant could adversely affect our business, prospects, results of operations and financial condition. All defined terms used in the following risk factor are defined in our Annual Report.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities for the Three Months Ended June 30, 2025
The table below sets forth information regarding purchases of our Common Stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs(2)(3)
April 1, 2025 through April 30, 2025	—	$—	—	$—
May 1, 2025 through May 31, 2025	31,045	1.64	—	$10,000,000
June 1, 2025 through June 30, 2025	476,256	1.13	225,378	$9,750,281
For the three months ended June 30, 2025	507,301	$1.19	225,378
_________________
(1)The total number of shares purchased during the three months ended June 30, 2025 includes shares of Common Stock (i) withheld for payment of tax liability arising from the vesting of restricted stock units for certain officers and (ii) repurchased under the Share Repurchase Program (as defined below).
(2)On April 30, 2025, the Board approved a $10.0 million share repurchase program (the “Repurchase Program”) under which the Company may repurchase shares of Common Stock from time to time at management's discretion using a variety of methods, including open market purchases or privately negotiated transactions. The Share Repurchase Program has no expiration date, but may be suspended or discontinued at any time in the Board’s discretion.
(3)Excludes excise tax on share repurchases in excess of issuances, which is recognized as part of the cost basis of the shares of Common Stock repurchased as reflected in the condensed consolidated statements of equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)    None.
(b)    None.
(c)    During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K, except as follows:
•On June 13, 2025, Lee Moak, one of our directors, terminated a Rule 10b5-1 trading arrangement for the potential sale of up to 63,166 shares of Common Stock, subject to certain conditions. Such arrangement was adopted on August 12, 2024 and had an expiration date of December 31, 2025.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

3.2
Amended and Restated By-Laws of Wheels Up Experience Inc., effective as of November 15, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

10.1
Amendment No. 3 to Credit Agreement, dated as of April 30, 2025, by and among Wheels Up Experience Inc., as Borrower, the subsidiaries of Wheels Up Experience Inc. party thereto, as guarantors, Delta Air Lines, Inc. and U.S. Bank Trust Company, N.A., not in its individual capacity but solely as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 1, 2025)

10.2†
Amendment No. 2 to Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated April 1, 2023, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2025)

10.3*†+	Offer Letter, dated September 30, 2024, by and between Meaghan Wells and Wheels Up Partners LLC (including Internal Role Change Confirmation Letter, dated June 26, 2025, attached thereto)
10.4*†+	Separation and Release Agreement, dated June 18, 2025, by and between David Harvey and Wheels Up Partners LLC
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
†	Identifies each management contract or compensatory plan or arrangement.
+	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: August 7, 2025		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025		/s/ Alex Chatkewitz
	Name:	Alex Chatkewitz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)