Form 10-Q
period 2025-09-30
Wheels Up Experience Inc.
filed 2025-11-05
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of November 3, 2025, 721,707,858 shares of Class A common stock, $0.0001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) of Wheels Up Experience Inc. (“Wheels Up”, “we”, “us”, “our” or the “Company”), contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide current expectations of future circumstances or events based on certain assumptions and include any statement, projection or forecast that does not directly relate to any historical or current fact. Forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: (i) Wheels Up’s growth plans, the size, demand, competition in and growth potential of the markets for Wheels Up’s service offerings and the degree of market adoption of Wheels Up’s membership program, charter offerings and any future services it may offer; (ii) the potential impact of Wheels Up’s cost reduction and operational efficiency and productivity initiatives on its business and results of operations, including timing, magnitude and possible effects on liquidity levels and working capital; (iii) Wheels Up’s fleet modernization strategy, its ability to execute such strategy on the timeline that it currently anticipates and the expected commercial, financial and operational impacts to Wheels Up, including due to changes in the market for purchases and sales of aircraft; (iv) Wheels Up’s liquidity and future cash flows, certain restrictions related to its indebtedness obligations and its ability to perform under its contractual and indebtedness obligations; (v) Wheels Up’s ability to achieve its financial goals in the future on the most recent schedule that it has announced; (vi) the potential impacts or benefits from pursuing strategic actions involving Wheels Up or its subsidiaries or affiliates, including, among others, acquisitions and divestitures, new debt or equity financings, refinancings of existing indebtedness, stock repurchases and commercial partnerships or arrangements; and (vii) the impacts of general economic and geopolitical conditions on Wheels Up’s business and the aviation industry, including due to, among others, fluctuations in interest rates, inflation, foreign currencies, taxes, tariffs and trade policies, government shutdowns or funding changes, and consumer and business spending decisions. The words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. We have identified certain known material risk factors applicable to Wheels Up in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) under Part I, Item 1A “Risk Factors,” as well as in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report. It is not always possible for us to predict how new risks and uncertainties that arise from time to time may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$125,327	$216,426
Accounts receivable, net	32,389	32,316
Parts and supplies inventories	9,144	12,177
Aircraft held for sale	41,227	35,663
Prepaid expenses	25,163	23,546
Other current assets	15,026	11,941
Total current assets	248,276	332,069
Property and equipment, net	305,416	348,339
Operating lease right-of-use assets	27,999	56,911
Goodwill	209,930	217,045
Intangible assets, net	80,063	96,904
Restricted cash	30,451	30,042
Other non-current assets	70,868	76,701
Total assets	$973,003	$1,158,011

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$30,342	$31,748
Accounts payable	30,858	29,977
Accrued expenses	100,695	89,484
Deferred revenue, current	711,191	749,432
Other current liabilities	14,435	16,643
Total current liabilities	887,521	917,284
Long-term debt, net	393,571	376,308
Operating lease liabilities, non-current	46,929	50,810
Other non-current liabilities	19,527	9,837
Total liabilities	1,347,548	1,354,239

Commitments and contingencies (Note 13)

Mezzanine equity:
Executive performance award	—	5,881
Total mezzanine equity	—	5,881

Equity:
Common Stock, $0.0001par value; 1,500,000,000 authorized; 721,613,576 and 698,342,097 issued and 720,346,459 and 697,902,646 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	72	70

Additional paid-in capital	2,008,512	1,921,581
Accumulated deficit	(2,368,237)	(2,102,895)
Accumulated other comprehensive loss	(5,598)	(12,662)
Treasury stock, at cost, 1,267,117 and 439,451 shares, respectively	(9,294)	(8,203)
Total Wheels Up Experience Inc. stockholders’ equity	(374,545)	(202,109)
Non-controlling interests	—	—
Total equity	(374,545)	(202,109)
Total liabilities and equity	$973,003	$1,158,011
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$185,486	$193,903	$552,653	$587,289

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	172,878	166,859	505,257	556,809
Technology and development	10,170	9,594	30,052	31,204
Sales and marketing	22,084	20,029	68,630	62,946
General and administrative	31,982	27,058	119,031	99,244
Depreciation and amortization	13,926	12,484	47,626	43,472
Gain on sale of aircraft	(3,737)	(190)	(12,491)	(2,680)
(Gain) loss on disposal of assets, net	(480)	(70)	(3,749)	1,757
Total costs and expenses	246,823	235,764	754,356	792,752

Loss from operations	(61,337)	(41,861)	(201,703)	(205,463)

Other income (expense)
Gain on divestiture	1,833	—	1,833	3,403
Loss on extinguishment of debt	(19)	(289)	(79)	(2,800)
Change in fair value of warrant liability	—	107	—	9
Interest income	631	907	2,615	1,248
Interest expense	(23,510)	(16,041)	(65,474)	(47,263)
Other income (expense), net	4	(149)	(165)	(499)
Total other income (expense)	(21,061)	(15,465)	(61,270)	(45,902)

Loss before income taxes	(82,398)	(57,326)	(262,973)	(251,365)

Income tax expense	(1,332)	(405)	(2,369)	(732)

Net loss	(83,730)	(57,731)	(265,342)	(252,097)
Less: Net loss attributable to non-controlling interests	—	—	—	—
Net loss attributable to Wheels Up Experience Inc.	$(83,730)	$(57,731)	$(265,342)	$(252,097)

Net loss per share of Class A common stock:
Basic and diluted	$(0.12)	$(0.08)	$(0.38)	$(0.36)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	703,813,424	697,721,699	700,889,734	697,575,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(83,730)	$(57,731)	$(265,342)	$(252,097)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,514)	6,807	7,064	5,167
Comprehensive loss	(86,244)	(50,924)	(258,278)	(246,930)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to Wheels Up Experience Inc.	$(86,244)	$(50,924)	$(258,278)	$(246,930)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2024	698,342,097	$70	$1,921,581	$(2,102,895)	$(12,662)	439,451	$(8,203)	$—	$(202,109)
Equity-based compensation	—	—	10,319	—	—	—	—	—	10,319
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	88,935	(109)	—	(109)
Issuance of Common Stock upon settlement of restricted stock units	1,051,121	—	—	—	—	—	—	—	—
Net loss	—	—	—	(99,313)	—	—	—	—	(99,313)
Other comprehensive income (loss)	—	—	—	—	3,106	—	—	—	3,106
Balance at March 31, 2025	699,393,218	$70	$1,931,900	$(2,202,208)	$(9,556)	528,386	$(8,312)	$—	$(288,106)
Equity-based compensation	—	—	6,268	—	—	—	—	—	6,268
Reclassification of equity awards	—	—	10,250	—	—	—	—	—	10,250
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	56,545	(86)	—	(86)
Repurchase of Common Stock	—	—	—	—	—	225,378	(250)	—	(250)
Issuance of Common Stock upon settlement of restricted stock units	410,727	—	—	—	—	—	—	—	—
Net loss	—	—	—	(82,299)	—	—	—	—	(82,299)
Other comprehensive income (loss)	—	—	—	—	6,472	—	—	—	6,472
Balance at June 30, 2025	699,803,945	$70	$1,948,418	$(2,284,507)	$(3,084)	810,309	$(8,648)	$—	$(347,751)
Equity-based compensation	—	—	12,499	—	—	—	—	—	12,499
Issuance of Common Stock (ATM Program)	21,157,534	2	47,595	—	—	—	—	—	47,597
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	115,642	(268)	—	(268)
Repurchase of Common Stock	—	—	—	—	—	341,166	(378)	—	(378)
Issuance of Common Stock upon settlement of restricted stock units	652,097	—	—	—	—	—	—	—	—
Net loss	—	—	—	(83,730)	—	—	—	—	(83,730)
Other comprehensive income (loss)	—	—	—	—	(2,514)	—	—	—	(2,514)
Balance at September 30, 2025	721,613,576	$72	$2,008,512	$(2,368,237)	$(5,598)	1,267,117	$(9,294)	$—	$(374,545)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury Stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2023	697,131,838	$70	$1,879,009	$(1,763,260)	$(10,704)	275,707	$(7,718)	$—	$97,397
Equity-based compensation	—	—	2,812	—	—	—	—	—	2,812
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	92,764	(338)	—	(338)
Issuance of Common Stock upon settlement of restricted stock units	558,125	—	—	—	—	—	—	—	—
Net loss	—	—	—	(97,393)	—	—	—	—	(97,393)
Other comprehensive income (loss)	—	—	—	—	(1,542)	—	—	—	(1,542)
Balance at March 31, 2024	697,689,963	$70	$1,881,821	$(1,860,653)	$(12,246)	368,471	$(8,056)	$—	$936
Equity-based compensation	—	—	5,332	—	—	—	—	—	5,332
Reclassification of equity awards	—	—	18,718	—	—	—	—	—	18,718
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	24,747	(67)	—	(67)
Issuance of Common Stock upon settlement of restricted stock units	367,109	—	—	—	—	—	—	—	—
Net loss	—	—	—	(96,973)	—	—	—	—	(96,973)
Other comprehensive income (loss)	—	—	—	—	(98)	—	—	$—	(98)
Balance at June 30, 2024	698,057,072	$70	$1,905,871	$(1,957,626)	$(12,344)	393,218	$(8,123)	$—	$(72,152)
Equity-based compensation	—	—	5,491	—	—	—	—	—	5,491
Change in non-controlling interests allocation	—	—	—	—	—	—	—	—	—
Issuance of Common Stock and Deferred Shares in connection with debt issuance	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	46,233	(81)	—	(81)
Issuance of Common Stock upon settlement of restricted stock units	194,043	—	—	—	—	—	—	—	—
Net loss	—	—	—	(57,731)	—	—	—	—	(57,731)
Other comprehensive income (loss)	—	—	—	—	6,807	—	—	—	6,807
Balance at September 30, 2024	698,251,115	$70	$1,911,362	$(2,015,357)	$(5,537)	439,451	$(8,204)	$—	$(117,666)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(265,342)	$(252,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,626	43,472
Equity-based compensation	33,455	33,364
Payment in kind interest	40,289	31,259
Amortization (accretion) of deferred financing costs and debt discount	10,698	(1,022)
Gain on sale of aircraft held for sale	(14,854)	(2,680)
(Gain) loss on disposal of assets, net	(3,076)	1,757
Impairment of right-of-use assets	20,218	—
Gain on divestiture	(1,833)	(3,403)
Other	3,131	3,796
Changes in assets and liabilities:
Accounts receivable	(5,481)	4,867
Parts and supplies inventories	(730)	1,453
Prepaid expenses	1,314	24,640
Other non-current assets	7,173	17,910
Accounts payable	1,103	1,913
Accrued expenses	9,771	(8,562)
Deferred revenue	(40,634)	(12,813)
Other assets and liabilities	9,246	332
Net cash used in operating activities	(147,926)	(115,814)

Cash flows from investing activities:
Purchases of property and equipment	(53,740)	(14,716)
Capitalized software development costs	(9,144)	(11,452)
Proceeds from sale of divested business, net	20,689	6,803
Proceeds from sale of aircraft held for sale, net	84,429	47,631
Other	1,150	(2,208)
Net cash provided by investing activities	43,384	26,058

Cash flows from financing activities:
Purchase of shares for treasury	(1,090)	(486)
Proceeds from sales of shares of Common Stock	47,597	—
Proceeds from long-term debt	33,906	—
Repayments of long-term debt	(68,997)	(52,475)
Payment of debt issuance costs	(40)	—
Net cash provided by (used in) financing activities	11,376	(52,961)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,476	(1,274)

Net decrease in cash, cash equivalents and restricted cash	(90,690)	(143,991)
Cash, cash equivalents and restricted cash, beginning of period	246,468	292,825
Cash, cash equivalents and restricted cash, end of period	$155,778	$148,834

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,629	$18,230
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
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for annual financial statements. As a result, this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on March 11, 2025. In the opinion of the Company’s management, the condensed consolidated financial statements in this Quarterly Report include all adjustments necessary for the fair presentation of the Company’s balance sheet as of September 30, 2025 and its results of operations, including its comprehensive loss and stockholders' equity for the three and nine months ended September 30, 2025 and 2024. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2025.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany transactions and accounts. The Company consolidates Wheels Up MIP LLC (“MIP LLC”) and records the profits interests units in Wheels Up Partners Holdings LLC, our indirect subsidiary (“WUP”), held by MIP LLC as non-controlling interests. The Company serves as the sole managing member of MIP LLC, but does not own any profits interests units in WUP (see Note 12).
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

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 aim to improve the decision usefulness of expense information on public business entities’ income statements through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 clarify and simplify the application of the current expected credit loss (CECL) model to trade receivables and contract assets arising from revenue transactions. The update permits the use of practical, historical loss-rate methods for short-term receivables and provides additional guidance on applying credit loss concepts to unbilled revenue recognized under Topic 606. ASU 2025-05 will be effective for the Company’s fiscal year ending December 31, 2026, including interim periods within that fiscal year, with early adoption permitted. The provisions of the amendments in this update are not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in ASU 2025-06 are intended to reduce diversity in practice and provide clearer guidance on the accounting for costs incurred in the development, implementation, and maintenance of internal-use software. The update clarifies which costs should be capitalized versus expensed, refines the definition of “application development stage,” and enhances disclosure requirements regarding significant internal-use software projects. ASU 2025-06 will be effective for the Company’s fiscal year ending December 31, 2028, including interim periods within that fiscal year, with early adoption permitted. The provisions of the amendments in this update are not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.
2.REVENUE RECOGNITION
Disaggregation of Revenue
The following table disaggregates Revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Services transferred at a point in time:
Flights, net of discounts and incentives	$155,169	$155,355	$461,067	$469,968
Other	23,469	25,224	66,080	70,170

Services transferred over time:
Memberships	6,313	13,231	22,976	46,131
Other	535	93	2,530	1,020
Total Revenue	$185,486	$193,903	$552,653	$587,289

Contract Balances
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Gross receivables from members and customers	$39,122	$39,187
Undeposited funds	2,067	790
Less: Allowance for credit losses	(8,800)	(7,661)
Accounts receivable, net	$32,389	$32,316
Deferred revenue consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Flights - prepaid	$697,423	$729,581
Memberships - annual dues	10,995	17,638
Other	2,773	2,393
Deferred revenue - total	$711,191	$749,612
The non-current portion of Deferred revenue - total, which is presented within Other non-current liabilities on the condensed consolidated balance sheets, was nil and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.
Changes in Deferred revenue for the nine months ended September 30, 2025 were as follows (in thousands):

Deferred revenue as of December 31, 2024	$749,612
Amounts deferred during the period	514,232
Revenue recognized from amounts included in the deferred revenue beginning balance	(371,602)
Revenue from current period sales	(181,051)
Deferred revenue as of September 30, 2025	$711,191
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2025 were as follows (in thousands):

Remainder of 2025	$129,139
2026	282,937
2027	149,558
2028	149,557
Total Deferred revenue	$711,191
Costs to Obtain a Contract
Capitalized costs related to sales commissions and referral fees were $1.7 million and $5.5 million for the three and nine months ended September 30, 2025, respectively, and $2.3 million and $6.2 million for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025 and December 31, 2024, capitalized sales commissions and referral fees of $3.8 million and $4.6 million, respectively, were included in Other current assets, and $0.2 million and $0.3 million, respectively, were included in Other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $2.2 million and $6.9 million for the three and nine months ended September 30, 2025, respectively, and $2.3 million and $6.4 million for the three and nine months ended September 30, 2024, respectively.
3.PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Aircraft	$378,659	$443,193
Software development costs	95,398	85,112
Leasehold improvements	17,113	22,882
Computer equipment	2,342	3,042
Building and improvements	1,424	1,424
Furniture and fixtures	1,403	3,322
Tooling	504	3,246
Vehicles	2,205	2,166
Total Property and equipment	499,048	564,387
Less: Accumulated depreciation and amortization	(193,632)	(216,048)
Total Property and equipment, net	$305,416	$348,339
Depreciation and amortization expense, excluding amortization expense related to software development costs, was $5.0 million and $18.3 million for the three and nine months ended September 30, 2025, respectively, and $3.7 million and $14.5 million for the three and nine months ended September 30, 2024, respectively.
Amortization expense related to software development costs was $4.2 million and $15.2 million for the three and nine months ended September 30, 2025, respectively, and $4.0 million and $14.6 million for the three and nine months ended September 30, 2024, respectively.

4.DIVESTITURE
Divestiture of Non-Core Services Businesses
On August 20, 2025, WUP and Air Partner Limited, our indirect subsidiary (“Air Partner”), completed the sale of 100% of the issued and outstanding equity interests of each of Baines Simmons Limited, Kenyon International Emergency Services Limited, Kenyon International Emergency Services LLC and Redline Assured Security Limited, in each case a former indirect subsidiary of the Company (collectively, the “Non-Core Services Businesses”), pursuant to a definitive equity purchase agreement, dated August 14, 2025, with TrustFlight Limited. The Company received $21.5 million in net sales proceeds and recognized a gain of $1.8 million on the sale of the Non-Core Services Businesses during the three months ended September 30, 2025.
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
We completed our annual goodwill impairment test over our reporting units as of September 1, 2025. We performed a quantitative impairment assessment for both of the Company’s reporting units. For the legacy

Wheels Up reporting unit (“WUP Legacy”), we used the discounted cash flow method by calculating the fair value of WUP Legacy based on the present value of estimated future cash flows, which did not result in an impairment to Goodwill. For the Air Partner reporting unit, we used a combination of the discounted cash flow and guideline public company methods, which did not result in impairment to Goodwill.
The following table presents Goodwill carrying values and the change in balance, by reporting unit, during the nine months ended September 30, 2025 (in thousands):

	WUP Legacy	Air Partner	Total
Balance as of December 31, 2024(1)	$136,098	$80,947	$217,045
Divestitures(2)	—	(12,876)	(12,876)
Foreign currency translation adjustment	—	5,761	5,761
Balance as of September 30, 2025	$136,098	$73,832	$209,930
__________________
(1)    Net of accumulated impairment losses of $306.2 million.
(2)    For the Air Partner reporting unit, reflects the amount of Goodwill allocated to the divestiture of the Non-Core Services Businesses (see Note 4).

Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of Intangible assets consisted of the following (in thousands):

	September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$41,973	$38,027
Customer relationships	86,534	52,528	34,006
Trade name	10,000	5,247	4,753
Developed technology	19,045	16,324	2,721
Leasehold interest – favorable	600	141	459
Foreign currency translation adjustment	330	233	97
Total	$196,509	$116,446	$80,063

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$37,410	$42,590
Customer relationships	89,121	45,700	43,421
Trade name	10,709	5,196	5,513
Developed technology	20,056	14,767	5,289
Leasehold interest – favorable	600	124	476
Foreign currency translation adjustment	(808)	(423)	(385)
Total	$199,678	$102,774	$96,904
Amortization expense for intangible assets was $5.1 million and $15.3 million for the three and nine months ended September 30, 2025, respectively, and $5.2 million and $15.6 million for the three and nine months ended September 30, 2024, respectively.

Intangible Liabilities
Associated with our acquisition of Delta Private Jets on January 17, 2020, we recognized intangible liabilities for the fair value of complimentary Wheels Up Connect Memberships provided to existing Delta Air Lines, Inc. (“Delta”) SkyMiles 360® customers as of the acquisition date, as required under the Commercial Cooperation Agreement, dated as of January 17, 2020, by and among WUP, Wheels Up Partners LLC (“WUP LLC”) and Delta (as amended, the “Original CCA”), which was subsequently replaced by the Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024, by and among WUP, WUP LLC and Delta (the “Amended CCA”). The gross carrying value, accumulated amortization and net carrying value of Intangible liabilities consisted of the following (in thousands):

	September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$10,467	$9,533

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$9,323	$10,677
The current and long-term portions of Intangible liabilities are presented within Other current liabilities and Other non-current liabilities, respectively, on the condensed consolidated balance sheets.
Amortization of Intangible liabilities, which reduces amortization expense, was $0.4 million and $1.1 million for each of the three and nine months ended September 30, 2025 and 2024, respectively.
Future amortization expense of Intangible assets and Intangible liabilities held as of September 30, 2025, were as follows (in thousands):

	Intangible Assets	Intangible Liabilities
Remainder of 2025	$4,960	$381
2026	19,158	1,525
2027	14,443	1,525
2028	13,963	1,525
2029	13,219	1,525
Thereafter	14,320	3,052
Total	$80,063	$9,533

6.CASH EQUIVALENTS AND RESTRICTED CASH
A reconciliation of Cash and cash equivalents and Restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$125,327	$216,426
Restricted cash	30,451	30,042
Total	$155,778	$246,468

Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash	$75,132	$135,614
Money market funds	50,195	80,812
Cash and cash equivalents	$125,327	$216,426
Restricted Cash
As of September 30, 2025 and December 31, 2024, Restricted cash primarily consisted of (i) $18.7 million and $18.8 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions, (ii) $6.6 million and $6.2 million, respectively, held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates, and (iii) $5.0 million as of each such date held by financial institutions to collateralize our credit card programs. The standby letters of credit expire on May 31, 2031, December 31, 2033 and June 30, 2034.

7.LONG-TERM DEBT
The following table presents the components of Long-term debt, net (in thousands, except interest rates):

	Maturity Date	Interest Rate per Annum as of September 30, 2025	September 30, 2025	December 31, 2024
Revolving Equipment Notes	2029	SOFR + 1.75%	$282,392	$317,484
Term Loan(1)	2028	10.0%	484,154	443,864
Total debt			766,546	761,348
Less: Total unamortized debt discount and debt issuance costs			342,633	353,292
Less: Current maturities of long-term debt			30,342	31,748
Long-term debt, net			$393,571	$376,308
__________________
(1)    As of September 30, 2025, includes $7.0 million outstanding in connection with the Credit Support Premium (as defined below), which will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility (as defined below) and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. The Credit Support Premium is deemed a Revolving Loan (as defined in the Credit Agreement (as defined below)) under the Credit Agreement; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment available to be borrowed by the Company from time to time until September 20, 2026 under the Revolving Credit Facility (as defined below).

Maturities of principal debt payments for the next five years for debt obligations outstanding as of September 30, 2025 are as follows (in thousands):

Maturities
Remainder of 2025	$7,590
2026	30,332
2027	31,834
2028	513,557
2029	183,233
Total	$766,546
Long-Term Debt Arrangements as of September 30, 2025
2024 Revolving Equipment Notes Facility
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
As of September 30, 2025, the Revolving Equipment Notes were secured by first-priority liens on 81 of the Company’s owned aircraft and in the future will be secured by first-priority liens on any additional aircraft for which a Revolving Equipment Note is issued from time to time (collectively, the “Revolving Equipment Notes Collateral”). WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions. The maturity of the Revolving Equipment Notes may be accelerated upon the occurrence of certain events of default, including the failure by WUP LLC (in some cases after notice or the expiration of a grace period, or both) to make payments thereunder when due, a failure to comply with certain covenants and certain bankruptcy events involving the Company, its guarantors or Delta. WUP LLC’s obligations under the Revolving Equipment Notes are guaranteed by the Company, WUP and WUPJ, which has a U.S. Federal Aviation Administration (“FAA”) Part 135 operating certificate. In the future, WUP LLC must cause any of its subsidiaries and affiliates that hold a FAA Part 135 operating certificate to become a guarantor under the Revolving Equipment Note Facility under certain circumstances.
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
During the nine months ended September 30, 2025, WUP LLC (i) redeemed in-full the Revolving Equipment Notes for 19 aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes Facility by $45.3 million, and (ii) issued new Revolving Equipment Notes for four aircraft in the aggregate principal amount of $33.9 million. As of September 30, 2025, the carrying value of the 81 aircraft that were subject to first-priority liens under outstanding Revolving Equipment Notes was $292.9 million. Amortization expense for debt discounts and deferred financing costs of $0.2 million and $1.1 million were recorded in Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively, and nil was recorded in interest expense in the condensed consolidated statement of operations for each of the three and nine months ended September 30, 2024.
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
On November 15, 2023 (the “Final Credit Agreement Closing Date”), the Company entered into Amendment No. 1 to Credit Agreement (the “First Credit Agreement Amendment” and, collectively with the Original Credit Agreement, Second Credit Agreement Amendment and Amendment No. 3 to Credit Agreement, dated as of April 30, 2025, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, and certain other lenders named therein (collectively, the “Incremental Term Lenders” and, collectively with the Initial Lenders, the “Lenders”), and the Agent, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided an additional term loan facility (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”) in the aggregate original principal amount of $40.0 million. On the Final Credit Agreement Closing Date, the Company issued the Incremental Term Loan of $40.0 million to the Incremental Term Lenders for net proceeds (before transaction-related expense) of $39.2 million. Upon the closing of the Incremental Term Loan and as of September 30, 2025, the loans under the Credit Agreement consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which remains available to be drawn through September 20, 2026.
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
The Credit Agreement also contains certain covenants and events of default, in each case customary for facilities of its type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding any segregated account exclusively holding customer deposits and certain other assets, in each case as specified in the Credit Agreement) and a junior lien on the Revolving Equipment Notes Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company and the equity interests of such subsidiaries have been pledged as collateral. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of September 30, 2025, we were in compliance with the covenants under the Credit Agreement and related credit documents.
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
In connection with the transactions contemplated by the First Credit Agreement Amendment, the Company entered into Amendment No. 1 to Investment and Investor Rights Agreement, dated as of the Final Credit Agreement Closing Date (the “First Investor Rights Agreement Amendment” and, collectively with the Original Investor Rights Agreement, Amendment No. 2 to Investment and Investor Rights Agreement, dated September 22, 2024, Amendment No. 3 to Investment and Investor Rights Agreement, dated September 21, 2025, and the Investor Rights Agreements Joinders (as defined below), the “Investor Rights Agreement”), with each Initial Lender, which contained, among others, certain revisions to reflect the issuance of the Deferred Shares. Substantially concurrently with entering into the First Investor Rights Agreement Amendment, on the Final Credit Agreement Closing Date, the Company and Initial Lenders entered into joinders to the Investor Rights Agreement (collectively, the “investor Rights Agreement Joinders”) with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed the rights and obligations of an Additional Investor (as defined in the Investor Rights Agreement) thereunder, including the right to receive a pro rata portion of the Investor Shares. The Company issued the Deferred Shares to the Lenders on the Final Credit Agreement Closing Date in a private placement. Following the Deferred Issuance, each Lender had been issued a number of shares equal to its pro rata portion of the Investor Shares based on its participation in the Term Loan.
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
Amortization (Accretion) of debt discounts and deferred issuance costs associated with the Term Loan of $4.8 million and $9.6 million were recorded in Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively, and $(0.7) million and $(4.8) million were recorded in Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024, respectively.
Long-Term Debt Extinguished as of or prior to September 30, 2025
Amortization expense for debt discounts and deferred financing costs associated with the interim extinguishment of certain WUP LLC’s former fixed rate equipment notes, which were redeemed in-full on the Initial Revolving Equipment Notes Closing Date, of nil was recorded in Interest expense in the condensed consolidated statement of operations for each of the three and nine months ended September 30, 2025, and $1.1 million and $3.8 million were recorded in Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024, respectively.
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

Financial instruments that are measured at fair value on a recurring and non-recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds(1)	$50,195	$—	$—	50,195
Total assets	$50,195	$—	$—	$50,195

Liabilities:
Warrant liability - Public Warrants(1)	$—	$13	$—	$13
Warrant liability - Private Warrants(1)	—	7	—	7
Revolving Equipment Notes(2)	—	—	296,994	296,994
Term Loan(2)	—	—	331,824	331,824
Total liabilities	$—	$20	$628,818	$628,838

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds(1)	$80,812	$—	$—	$80,812
Total assets	$80,812	$—	$—	$80,812

Liabilities:
Warrant liability - Public Warrants(1)	$—	$13	$—	$13
Warrant liability - Private Warrants(1)	—	7	—	7
Revolving Equipment Notes(2)	—	—	317,484	317,484
Term Loan(2)	—	—	284,845	284,845
Total liabilities	$—	$20	$602,329	$602,349
__________________
(1)Financial instrument measured on a recurring basis.
(2)Financial instrument measured on a non-recurring basis.

The carrying amount of Money market funds approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The Warrants (as defined below) were accounted for as a liability in accordance with ASC 815-40. The Warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. As of each of September 30, 2025 and December 31, 2024, we used Level 2 inputs for the Warrants. See Note 11 for additional information about the Warrants.
The estimated fair value of the Revolving Equipment Notes is categorized as a Level 3 valuation. We considered the appraised value of aircraft subject to first-priority liens under the Revolving Equipment Notes, as sourced during the second quarter of 2025 and as required under the Revolving Equipment Notes, to determine the fair value of the Revolving Equipment Notes as of September 30, 2025.
The estimated fair value of the Term Loan is categorized as a Level 3 valuation. The estimated fair value as of September 30, 2025 was estimated using a discounted cash flows analysis, based on our current estimated incremental borrowing rate for a similar type of borrowing arrangement and taking into account amounts outstanding as of September 30, 2025 in connection with the Credit Support Premium.

9.LEASES
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
The components of net lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$3,359	$6,956	$12,709	$22,005
Short-term lease costs	1,730	160	4,395	546
Variable lease payments	7,152	5,458	10,214	15,597
Total lease costs	$12,241	$12,574	$27,318	$38,148
Lease costs related to leased aircraft and operational facilities are included in Cost of revenue in the condensed consolidated statements of operations. Lease costs related to leased aircraft were $3.6 million and $12.8 million during the three and nine months ended September 30, 2025, respectively, and $8.4 million and $25.1 million for the three and nine months ended September 30, 2024, respectively.
Lease costs related to our leased corporate headquarters and other office space, including expenses for non-lease components, are allocated within the condensed consolidated statements of operations based on employee headcount. Sublease income is presented in General and administrative expenses in the condensed consolidated statements of operations, and was not material for each of the three and nine months ended September 30, 2025 and 2024.
As part of our continuing cost reduction initiatives, in the first quarter of 2025, we leased alternative corporate office space in New York City and vacated a larger leased corporate office space in New York City, for which we are actively seeking a sublease tenant. Vacating the former office space was identified as a triggering event for impairment testing for the impacted asset group, including the right-of-use asset and associated leasehold improvements and furniture. We estimated the fair value of the asset group using a discounted cash flow approach, which considered estimated future cash flows associated with the asset group. We recorded a one-time non-cash impairment charge of $20.2 million during the three months ended March 31, 2025 representing the full carrying value of the right of use asset for the vacated space. The impairment charge is presented in General and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2025.
Supplemental cash flow information related to operating leases were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$13,656	$22,792
Right-of-use assets obtained in exchange for operating lease obligations	$10,738	$4,187

Supplemental balance sheet information related to leases were as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	6.7	6.6
Weighted-average discount rate:
Operating leases	10.5%	10.1%
As of September 30, 2025, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,	Operating Leases
2025 (remaining)	$3,683
2026	12,631
2027	12,308
2028	10,760
2029	10,547
Thereafter	26,313
Total lease payments	76,242
Less: Imputed interest	(21,353)
Total lease obligations	$54,889
10.STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
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
At-the-Market Common Stock Offering Program
On August 29, 2025, we entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Jefferies LLC (each, a “Sales Agent” and together, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50.0 million of our Common Stock through the Sales Agents (the “ATM Program”). During each of the three and nine months ended September 30, 2025, the Company issued 21,157,534 shares of Common Stock under the ATM Program for $49.4 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $47.6 million after deducting sales commissions.

Equity-Based Compensation
The Company’s outstanding equity-based compensation awards to its directors, executive officers, employees and other eligible personnel have been made pursuant to the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated effective April 1, 2023 (as amended by the LTIP Amendments (as defined herein), the “Amended and Restated 2021 LTIP”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023, granted to George Mattson (the “CEO Performance Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 31, 2025, granted to John Verkamp, our Chief Financial Officer (the “CFO Performance Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of May 20, 2024, granted to David Harvey (the “CCO Performance Plan” and, collectively with the CEO Performance Plan and CFO Performance Plan, the “Executive Performance Plans”), nine equity-based compensation plans that were approved by the board of directors of WUP (collectively, the “WUP Management Incentive Plan”) prior to the business combination consummated on July 13, 2021 (the “Business Combination Closing Date”) between WUP and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination”), and the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”), which was approved by the board of directors of WUP prior to the Business Combination. Additional details about these equity-based compensation arrangements are below.
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
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan as of September 30, 2025:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2025	2,881	$4.16
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of September 30, 2025	2,881	$4.16
The weighted-average remaining contractual term as of September 30, 2025, for WUP profits interests outstanding was approximately 5.8 years. All WUP profits interests vested as of or prior to December 31, 2023.
WUP Option Plan
In December 2016, the WUP Option Plan was established, which provided for the issuance of stock options to purchase WUP common interests at an exercise price based on the fair market value of the interests on the date of grant. Generally, WUP stock options vest over a four-year service period and expire on the tenth anniversary of the grant date. Each outstanding WUP stock option is exercisable for one share of Common Stock.

The following table summarizes the activity under the WUP Option Plan as of September 30, 2025:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2025	826	$74.21	$11.57
Granted	—	—	—
Exercised	—	—	—
Forfeited	(22)	71.49	10.25
Expired	—	—	—
Outstanding WUP stock options as of September 30, 2025	804	$74.28	$11.61
Exercisable WUP stock options as of September 30, 2025	804	$74.28	$11.61
The aggregate intrinsic value as of September 30, 2025, for WUP stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of September 30, 2025, for WUP stock options that were outstanding and exercisable was approximately 3.5 years. All WUP stock options were vested as of December 31, 2023.
Amended and Restated 2021 LTIP
In connection with the Business Combination, the Company’s Board of Directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other qualified persons. Following approval by the Board, (i) at the 2023 annual meeting of the Company’s stockholders, the Company’s stockholders approved the Amended and Restated 2021 LTIP to increase the aggregate number of shares of Common Stock available for awards made thereunder by 2,415,000 shares and amend certain other plan provisions, (ii) at the 2024 annual meeting of the Company’s stockholders (the “2024 Annual Meeting”), the Company’s stockholders approved Amendment No. 1 to the Amended and Restated 2021 LTIP (the “First LTIP Amendment”), to increase the aggregate number of shares of Common Stock available for awards made under the Amended and Restated 2021 LTIP by 25,000,000 shares, and (iii) at the 2025 annual meeting of the Company’s stockholders (the “2025 Annual Meeting”), the Company’s stockholders approved Amendment No. 2 to the Amended and Restated 2021 LTIP (the “Second LTIP Amendment” and, together with the First LTIP Amendment, the “LTIP Amendments”), to increase the aggregate number of shares of Common Stock available for awards made under the Amended and Restated 2021 LTIP by an additional 30,000,000 shares and extend the termination date of such plan to March 26, 2035. The Amended and Restated 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, restricted stock units (“RSUs”), including performance-based RSUs (“PSUs”), rights, dividend equivalents, other stock-based awards, performance awards, cash awards or any combination of the foregoing. As of September 30, 2025, an aggregate of 60.1 million shares were authorized for issuance under the Amended and Restated 2021 LTIP.
RSUs
RSUs granted under the Amended and Restated 2021 LTIP generally vest at intervals up to a four-year service period, subject to the grantee’s continued service to the Company through the applicable vesting date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to RSUs as of September 30, 2025:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2025	10,134	$2.76
Granted	11,874	1.24
Vested	(2,119)	3.81
Forfeited	(1,037)	1.83
Non-vested RSUs as of September 30, 2025	18,852	$1.74

The total unrecognized compensation cost related to non-vested RSUs was $26.3 million as of September 30, 2025 and is expected to be recognized over a weighted-average period of 2.6 years.
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
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to PSUs as of September 30, 2025:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2025	387	$3.05
Granted	1,747	1.20
Vested	—	—
Forfeited	(360)	2.73
Non-vested PSUs as of September 30, 2025	1,774	$1.89
Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of September 30, 2025, the achievement of the performance objectives associated with non-vested PSUs was deemed probable. The total unrecognized compensation cost related to non-vested PSUs deemed probable of being achieved was $1.9 million as of September 30, 2025 and is expected to be recognized over a weighted-average period of 1.8 years.

Wheels Up Stock Options
Wheels Up stock options granted under the Amended and Restated 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to Wheels Up stock options as of September 30, 2025:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2025	77	$100.00	$47.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of September 30, 2025	77	$100.00	$47.52
Exercisable Wheels Up stock options as of September 30, 2025	77	$100.00	$47.52
The aggregate intrinsic value as of September 30, 2025, for Wheels Up stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of September 30, 2025, for Wheels Up stock options that were outstanding and exercisable was approximately 2.1 years.
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
As of September 30, 2025, the performance-based vesting conditions for the outstanding and unvested Executive Performance Plans were not met and no shares had vested. As of September 30, 2025, the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the Term Loan. The grant-date fair value of the CFO Performance Plan as of March 31, 2025, using a Monte Carlo simulation model, was $9.7 million. The derived service periods for the Executive Performance Plans, which began on the respective grant dates, were: (i) for the CEO Performance Plan, 5.2 years; (ii) for the CCO Performance Plan, 4.7 years; and (iii) for the CFO Performance Plan, 3.8 years. As a result of his departure from his position with the Company effective June 19, 2025, our former Chief Commercial Officer will only be credited with 50% of the Service Vested Percentage pursuant to the terms of the CCO Performance Plan in the event all performance-based vesting conditions are satisfied or a Change of Control (as defined in the CCO Performance Plan) occurs. Accordingly, 50% of the CCO Performance Plan was forfeited and for the three and nine months ended September 30, 2025, we recognized a $4.1 million cumulative reversal of related equity-based compensation expense that was recognized in prior periods.
The total unrecognized compensation cost related to the outstanding and unvested Executive Performance Plans was $118.7 million as of September 30, 2025 and is expected to be recognized over 3.3 years. As of September 30, 2025, the carrying amount of the outstanding Executive Performance Plans, including carrying amounts related to the CFO Performance Plan and CCO Performance Plan that until receipt of stockholder approval of such plans at the 2025 Annual Meeting were classified as mezzanine equity, was classified as equity in the condensed consolidated balance sheet under Additional paid-in capital.
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
The following table summarizes the significant assumptions used to estimate the fair value on the date of grant for the outstanding and unvested Executive Performance Plans granted during fiscal years 2024 and 2025:

	2025(1)	2024(2)
Expected term (in years)	3.8	4.7
Volatility	105%	70%
Risk-free rate	3.9%	4.4%
Expected dividend rate	—%	—%
__________________
(1)    Assumptions used in the Monte Carlo simulation related to the CFO Performance Plan, which was granted on March 31, 2025.
(2)    Assumptions used in the Monte Carlo simulation related to the CCO Performance Plan, which was granted on May 20, 2024.
Equity-Based Compensation Expense
The following table summarizes equity-based compensation expense for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Compensation expense for RSUs and PSUs	$3,307	$1,672	$9,747	$8,004
Compensation expense for the Executive Performance Plans	9,192	6,213	23,708	25,360
Total equity-based compensation expense	$12,499	$7,885	$33,455	$33,364
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$24	$535	$202	$2,097
Technology and development	406	245	1,170	881
Sales and marketing	290	161	790	428
General and administrative	11,779	6,944	31,293	29,958
Total equity-based compensation expense	$12,499	$7,885	$33,455	$33,364
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
Based on the Common Stock trading price as of September 30, 2025, the market conditions were not met, and no Earnout Shares vested or were issuable as of such date. No Earnout Shares have been issued as of September 30, 2025. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was nil for each of the three and nine months ended September 30, 2025 and 2024.
Treasury Stock
As of September 30, 2025, we had 1,267,117 shares of treasury stock. The increase in treasury stock during the nine months ended September 30, 2025 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of RSUs and the repurchase of 566,544 shares of Common Stock for an aggregate amount, including commissions but excluding applicable excise taxes, of $0.6 million under the Company’s share repurchase program. We did not cancel or reissue any shares of Common Stock held as treasury stock during each of the three and nine months ended September 30, 2025 and 2024.

11.WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”), which Wheels Up assumed on the Business Combination Closing Date. Each whole Warrant entitles the holder to purchase 1/10th share of Common Stock at a price of $115.00 per whole share of Common Stock. The Warrants expire on July 13, 2026 or earlier upon redemption or liquidation. As of September 30, 2025, no Warrants had been exercised, and 12,521,494 Warrants remained outstanding and exercisable for up to 1,252,149 shares of Common Stock.

12.NON-CONTROLLING INTERESTS
MIP LLC is a single purpose entity formed for the purpose of administering and effectuating the award of WUP profits interests to employees, consultants and other qualified persons prior to the Business Combination. Wheels Up is the sole managing member of MIP LLC and, as a result, consolidates the financial results of MIP LLC. We record non-controlling interests representing the ownership interest in MIP LLC held by other members of MIP LLC. In connection with the Business Combination, the Seventh Amended and Restated LLC Agreement of WUP was adopted, which granted MIP LLC limited liability company interests corresponding to outstanding vested WUP profits interests that enable members of MIP LLC, subject to certain restrictions, to exchange their vested WUP profits interests before July 13, 2031 for cash or a corresponding number of shares of Common Stock, at the option of Wheels Up, based on the value of such WUP profits interests relative to their applicable participation threshold.
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

The calculation of Non-controlling interests was as follows:

	September 30, 2025		December 31, 2024
Number of WUP common units held by Wheels Up(1)	720,346,459	100.0%	697,902,646	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	720,346,459	100.0%	697,902,646	100.0%
__________________
(1)    WUP common units represent an equivalent ownership of Common Stock outstanding.
(2)    Based on the closing price of Common Stock on the last trading day of the period covered by this Quarterly Report, there would have been no WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of September 30, 2025.
Weighted-average ownership percentages are used to allocate Net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was nil for each of the three and nine months ended September 30, 2025 and 2024.

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
GRP Litigation
On July 5, 2023, the Company filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York (“NY Federal Court”), which was re-filed against FE in the Supreme Court of the State of New York in New York County (“NY State Court”) on August 23, 2023. The Company instituted the action to enforce its rights and remedies for wrongful termination by FE of the Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified the Company in writing of its immediate termination of the GRP Agreement. The Company believes that FE wrongfully terminated such agreement in breach thereof. The Company is seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement that were recorded in Other non-current assets on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, as well as attorneys’ fees and costs.
Following remand to the NY State Court after removal to the NY Federal Court by FE, on April 9, 2025, FE filed in the NY State Court an answer and its defenses to the Company’s claims, as well as counterclaims for amounts it claims it is owed under the GRP Agreement. On July 23, 2025, the Company filed a motion to amend and proposed amended complaint against FE in NY State Court (the “Amended Complaint”), which included, among other things, additional breach of contract claims and added Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, as a defendant for a claim based on piercing the corporate veil. On September 9, 2025, FE and Mr. Segrave filed their answer and affirmative defenses to the Company’s Amended Complaint, FE reasserted counterclaims for amounts it claims it is owed under the GRP Agreement, and FE filed a motion to dismiss on jurisdictional grounds, to which the Company filed its answer, defenses and opposition on October 22, 2025. The parties are actively engaged in the discovery process.
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
Sales and Use Tax Liability
The Company regularly provides services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. The Company determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to its activity. As of each of September 30, 2025 and December 31, 2024, the Company estimated the potential exposure to such tax liability was $5.5 million, the expense for which was included in Accrued expenses on the condensed consolidated balance sheets.

14.RELATED PARTIES
The Company engages in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
The Company incurred expenses of nil and $0.2 million for the three and nine months ended September 30, 2025, respectively, and nil and $1.1 million for the three and nine months ended September 30, 2024, respectively, from transactions related to the Original CCA or Amended CCA, as applicable, with Delta. As of September 30, 2025 and December 31, 2024, $2.6 million and $2.4 million, respectively, were included in Accrued expenses and Accounts payable on the condensed consolidated balance sheet related to transactions associated with the Original CCA and Amended CCA, as applicable, with Delta.

15.INCOME TAXES
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
We recorded an income tax expense of $1.3 million and $2.4 million for the three and nine months ended September 30, 2025, respectively, and income tax expense of $0.4 million and $0.7 million for the three and nine months ended September 30, 2024, respectively. The effective tax rate was (1.6)% and (0.9)% for the three and nine months ended September 30, 2025, respectively, and (0.7)% and (0.3)% for the three and nine months ended September 30, 2024, respectively. Our effective tax rate for the three and nine months ended September 30, 2025 differs from the federal statutory rate of 21%, primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized and geographical mix of our earnings.
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
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of September 30, 2025, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
In general, under Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits to offset future taxable income or taxes. As a result of the Initial Issuance, the Company experienced an ownership change for the purpose of Section 382 of the Code during the third quarter of 2023 that will limit the availability of our tax attributes to offset future income. Our NOLs and tax attributes are currently subject to a full valuation allowance. Accordingly, the limitation did not have a material impact on our consolidated financial statements for each of the three and nine months ended September 30, 2025 and 2024.
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world have implemented the legislation, including jurisdictions in which certain of Wheels Up’s subsidiaries operate, and many other jurisdictions are in the process of implementing it. The Company continues to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The Pillar Two rules became effective in 2024, and did not have a materially adverse impact on our results of operations, financial condition or cash flows for each of the three and nine months ended September 30, 2025 and 2024.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. Due to the full valuation allowance, the legislation changes do not have a material impact on our financial statements for each of the three and nine months ended September 30, 2025.
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions and treats the tax effects of GILTI as a current period expense in the period incurred.

16.NET LOSS PER SHARE
The following table sets forth the computation of Basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(83,730)	$(57,731)	$(265,342)	$(252,097)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	703,813,424	697,721,699	700,889,734	697,575,821
Basic and diluted net loss per share of Common Stock	$(0.12)	$(0.08)	$(0.38)	$(0.36)
There were no dividends declared or paid during each of the three and nine months ended September 30, 2025 and 2024.
Basic and diluted net loss per share were computed using the two-class method.
WUP profits interests held by members of MIP LLC are not subject to the net loss per share calculation until such time that vested WUP profits interests are actually exchanged for shares of Common Stock.
The shares of Common Stock issuable under the Executive Performance Plans upon satisfaction of the performance- and service-based vesting conditions, if at all, are not subject to the net loss per share calculation until such time that such shares of Common Stock are actually issued to the applicable grantee. The exact number of shares of Common Stock that may be issued under the Executive Performance Plans will not be readily determinable until the first Determination Date following a Repayment Event and at each successive Determination Date thereafter through the Final Determination Date. There can be no assurance that both the performance- and service-based vesting conditions will be satisfied or that the foregoing variables will result in the vesting and issuance of any shares of Common Stock pursuant to any Executive Performance Plan (see Note 10).
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	September 30,
	2025	2024
Warrants(1)	1,252,149	1,252,149
Earnout Shares	900,000	900,000
RSUs and PSUs	20,625,615	6,107,269
Stock options	880,448	949,637
Total anti-dilutive securities	23,658,212	9,209,055
__________________
(1)    Each Warrant entitles the holder to purchase 1/10th of one share of Common Stock at a price of $115.00 per whole share of Common Stock. The number of shares of Common Stock listed in the table above for the Warrants reflects the maximum number of shares issuable upon full exercise of all Warrants as of the end of the period (see Note 11).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (this “Quarterly Report”) and our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”). This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report. Unless the context otherwise requires, references in this MD&A section to “Wheels Up,” “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries for all periods discussed.
Overview of Our Business
Wheels Up is a leading provider of on-demand private aviation in the U.S. and one of the largest companies in the industry. Wheels Up offers a complete global private aviation solution with a large, diverse aircraft fleet, backed by an uncompromising commitment to safety and service. Our offering is delivered through a mix of charter and membership programs that strategically utilize our controlled aircraft fleet and global network of safety-vetted charter operators to deliver a greater range of global travel alternatives. In addition, our first-of-its-kind partnership with Delta Air Lines, Inc. (“Delta”) provides our members and customers with a seamless offering across both private and premium commercial travel.
We offer numerous services to our members, customers and industry partners, and generate the majority of our revenue from member and customer flights, whether as part of Wheels Up’s membership program or charter solutions. We generate Membership revenue from fees paid for Wheels Up’s membership program, which provides members with access to our large, diverse controlled aircraft fleet. We also generate Other revenue from primarily non-member facing activities and services that complement our core private aviation business, including, but not limited to, group charter flights, cargo flights and special missions. Due to the nature of the services that we provide, we have determined that we operate as one reportable segment, which is private aviation services. Our flight operations are typically favorably affected by increased utilization of our aircraft and generally higher levels of charter activity in the summer months and close in time to major holidays.
Wheels Up Membership. In early September 2025, we announced the Wheels Up Signature Membership, an evolution enabled by our fleet modernization strategy that provides members access to our Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft, in addition to our legacy aircraft fleet. The Wheels Up Signature Membership is designed to give our members flexibility, certainty and premium benefits that make flying simpler and more rewarding. Wheels Up Signature Members pay a small monthly fee and purchase a fund as an advance for the cost of future flight services and other incidental costs, such as catering and ground transportation (“Membership Funds” and formerly referred to as “Prepaid Blocks”). The Wheels Up Signature Membership unlocks increased flexibility, allowing our members to choose between the Dynamic Access Plan, which provides discounted, dynamically priced hourly rates, and the Fixed Access Plan, which provides predictability and consistency in hourly rates to private fliers. Each access plan includes guaranteed availability and recovery for flights in the Contiguous U.S., within 225 miles of the Canada and Mexico borders, and for select destinations, such as the Bahamas and Cabo San Lucas, Mexico. Our first-of-its-kind partnership with Delta gives Wheels Up members the opportunity to earn Delta SkyMiles® Diamond Medallion® status based on their qualifying Wheels Up spend and use Membership Funds to purchase discounted Delta flights and receive other benefits with Delta, in each case subject to certain terms and conditions. We also continue to provide Custom Enterprise Solutions to larger corporate customers.
We continue to offer and serve members under membership programs related to our legacy aircraft fleets in accordance with their terms. We have provided those existing members with a streamlined on-ramp to the Wheels Up Signature Membership and access to our Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft. As we continue to scale those fleets, we expect an increasing percentage of Membership Funds purchased by prospective and existing members will be for the Wheels Up Signature Membership product versus products focused on our legacy aircraft fleets.
Charter Up. For travelers who are looking to pay as they go, Wheels Up’s charter solutions allow members and customers to book charter trips with no upfront costs. Wheels Up’s charter solutions are a portfolio of global solutions that leverage the capabilities of our domestic and global charter teams. We offer options to suit virtually every charter need through our international network of trusted partners. Our charter offerings customize the member and customer experience for short- or long-haul flights with bespoke private jet arrangements or group charters, including for commercial-size charters with large passenger groups of 15 or more, sports teams, global corporate events and tour operations. Wheels Up’s charter solutions complement Wheels Up’s membership programs and provide a leading solution for members and customers wishing to fly globally through attractive market-based pricing and personalized alternatives.
Our Fleet Modernization Strategy & Progress Update. Wheels Up has one of the largest and most diverse mixes of available aircraft in the industry. We utilize our controlled aircraft fleet to support both Wheels Up’s membership programs and charter flights depending on the specific mission. We maintain a growing global network of safety-vetted charter operators, which must continually satisfy our safety standards for aircraft, crew and operations. Together, our controlled aircraft fleet and global network of third-party charter operators position us to provide our members and customers the ability to select a mode of travel that works for their specific needs.
In the first year since we announced our current fleet modernization strategy, we made substantial progress to advance our transformation, which we expect will result in the transition from the operation of four legacy private jet models — Hawker 400XP and Cessna Citation CJ3, X and Excel/XLS aircraft — to two different private jet models — Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft, while continuing to operate a smaller King Air 350i fleet. We introduced our first Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft into our controlled fleet in November 2024 and April 2025, respectively. By the end of 2025, we expect that approximately 50% of our controlled jet fleet will consist of Bombardier Challenger 300 series and Embraer Phenom 300 series premium aircraft.
As of September 30, 2025, our controlled aircraft fleet consisted of:

Category	Owned	Leased	Total
Premium Jets:
Bombardier Challenger 300/350	3	2	5
Embraer Phenom 300/350	18	1	19
Large Jets:
Gulfstream G-IVSP	—	2	2
Super-Midsize Jets:
Cessna Citation X	—	23	23
Midsize Jets:
Cessna Citation Excel/XLS	9	3	12
Light Jets:
Cessna Citation CJ3	—	2	2
Hawker 400XP	16	4	20
Total Jets	46	37	83
Turboprops(1)	35	—	35
Total Aircraft	81	37	118
__________________
(1)    Consists of Beechcraft and Textron King Air 350i aircraft.

To achieve our fleet transition, we expect to engage in strategic acquisitions, dispositions and leases of aircraft as we continue the orderly divestiture of legacy private jet models and scale our premium jet fleets. In the first quarter of 2025, we sold our fleet of owned Cessna Citation X aircraft to an unrelated third-party buyer, entered into leases for a portion of the sold aircraft and amended existing Cessna Citation X leases with the same buyer. In the second quarter of 2025, we retired our legacy Cessna Citation CJ3 fleet from revenue service and expect to return our last leased aircraft of that model to the lessor by the end of 2025. In the third quarter of 2025, we sold seven of our owned Hawker 400 XP aircraft to an unrelated third-party buyer and entered into short-term leases for a portion of the aircraft sold. We believe that our cash and cash equivalents, including cash received from any sales of our owned aircraft, operating cash flows, available borrowings under the Revolving Equipment Notes Facility (as defined below), and the execution of strategic transactions in the future, such as potential acquisitions of private aviation operators, strategic leasing arrangements or additional debt or equity financings, will provide us the flexibility to opportunistically transform our controlled aircraft fleet to achieve our fleet modernization strategy.
Recent Developments
Signature Membership Launch
In early September 2025, we launched the Wheels Up Signature Membership that provides our members access to our Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft, in addition to our legacy aircraft fleet. This latest membership program is a direct result of the scale we have built and expect to continue building through execution of our fleet modernization strategy. Details about the Wheels Up Signature Membership are included under the caption “Wheels Up Membership” above.
Update on Efficiency, Productivity and Cost Reduction Initiatives
We are in the process of implementing initiatives that are expected to drive approximately $70 million in annual cash cost savings following implementation through the efficiency, productivity and overhead cost reduction actions associated with our fleet modernization plan and other actions over the next several quarters. We recently identified additional cost savings opportunities expected to deliver an incremental $20 million in annual cash cost savings on top of our original $50 million estimate announced on August 7, 2025. We anticipate that we will realize a portion of the expected savings on a rolling basis as actions, including those described below, are taken, with the full impact of the anticipated cost savings expected to be reflected in our financial results beginning in the third quarter of 2026 relative to a second quarter of 2025 baseline.
Our efficiency, productivity and overhead cost reduction actions are ongoing and during the third quarter of 2025 included:
•rationalizing our maintenance footprint and headcount at our Palm Beach International Airport (Florida) and Teterboro Airport (New Jersey) locations as we continue to transition to Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft that have historically been more operationally reliable than our legacy aircraft fleets; and
•further streamlining our business by selling three non-core services businesses - Baines Simmons, Kenyon International Emergency Services and Redline Assured Security (collectively, the “Non-Core Services Businesses”) - to an unrelated third party.
We are also in the process of unifying the Wheels Up and Air Partner brands and commercial teams, with the intent to deliver personalized service and customer engagement across our offerings. As we work to integrate the Wheels Up and Air Partner sales teams in the coming months, we anticipate a shift to a “trusted advisor” model selling tailored aviation solutions across our membership program, global charter and hybrid travel connected to Delta.

At-the-Market Common Stock Offering Program
On August 29, 2025, we entered into an ATM Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with BofA Securities, Inc. and Jefferies LLC (each, a “Sales Agent” and together, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50.0 million of our Class A common stock, $0.0001 par value per share (“Common Stock”), through the Sales Agents (the “ATM Program”). This Quarterly Report is not an offer to sell or the solicitation of any offer to buy shares of Common Stock under the ATM Program, nor shall there be an offer, solicitation or sale of such shares of Common Stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.
Key Investor Lock-Up Extension
On September 21, 2025 (the “Amendment Date”), we entered into Amendment No. 3 to Investment and Investor Rights Agreement (the “Third Investor Rights Agreement Amendment”), with each of Delta, CK Wheels LLC (“CK Wheels”), Cox Investment Holdings, LLC (“CIH” and, collectively with Delta and CK Wheels, the “Lead Investors”), and each of Kore Air LLC, Pandora Select Partners, L.P., Whitebox GT Fund, LP, Whitebox Multi-Strategy Partners, L.P., Whitebox Relative Value Partners, L.P. (collectively, the “Additional Investors” and, collectively with the Lead Investors, the “Investors”), to amend and extend, among others, certain transfer restrictions set forth in the Investor Rights Agreement, dated September 20, 2023, by and among, us and the Investors (as amended by Amendment No. 1 thereto, dated as of November 15, 2023, as further amended by Amendment No. 2 thereto, dated as of September 22, 2024, as further amended by the Third Investor Rights Agreement Amendment, and the joinders to such agreement, collectively, the “Investor Rights Agreement”). Pursuant to the Third Investor Rights Agreement Amendment: (i) the Lead Investors agreed to extend the lock-up restriction applicable to all of their shares of Common Stock issued pursuant to the Investor Rights Agreement (“Investor Shares”) through May 22, 2026 (the “Extended Lock-Up Expiration”), subject to limited exceptions for transfers to Permitted Transferees (as defined in the Investor Rights Agreement); and (ii) the Additional Investors agreed to extend the lock-up restriction with respect to 29% of their Investor Shares through January 2, 2026, subject to limited exceptions for transfers to Permitted Transferees; provided, that any transfers or sales of Investor Shares held by the Additional Investors after the Amendment Date and until the Extended Lock-Up Expiration may not occur during specified periods, are subject to certain volume limitations and may not be at a price less than the minimum price per share, in each case as specified in the Third Investor Rights Agreement Amendment. Pursuant to the Third Investor Rights Agreement Amendment, approximately 86.4% and 83.6% of our outstanding shares of Common Stock as of the Amendment Date will remain subject to a lock-up restriction until January 2, 2026 and May 22, 2026, respectively.
On the Amendment Date, the holders that collectively beneficially own in excess of 66.67% of the Registrable Securities (as defined in the Registration Rights Agreement, dated as of September 20, 2023, by and among the Company and the equity holders set forth on Schedule 1 thereto) extended the deadline by which we must file an initial shelf registration statement to register the Investor Shares under the Securities Act of 1933, as amended, to May 22, 2026.
Extension of Revolving Credit Facility Availability Period
As previously announced, we entered into Amendment No. 3 to Credit Agreement, dated April 30, 2025 (the “Third Credit Agreement Amendment”), by and among the Company, as borrower, the other Loan Parties (as defined herein) party thereto, as guarantors, Delta and the Agent (as defined herein), pursuant to which Delta extended the period during which the $100.0 million Revolving Credit Facility (as defined herein) is available to be drawn to September 20, 2026. As of each of September 30, 2025 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility.

Share Repurchase Program
As previously announced, on April 30, 2025, our Board of Directors (the “Board”) approved the repurchase by Wheels Up from time to time of up to $10.0 million of shares of Common Stock (the “Share Repurchase Program”). Repurchases of shares of Common Stock by us may be made from time to time at management's discretion using a variety of methods, including open market purchases or other privately negotiated transactions. The Share Repurchase Program has no expiration date, but may be suspended or discontinued at any time in the Board’s discretion.

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

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to Net loss, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(83,730)	$(57,731)	$(265,342)	$(252,097)
Add back (deduct):
Interest expense	23,510	16,041	65,474	47,263
Interest income	(631)	(907)	(2,615)	(1,248)
Income tax expense	1,332	405	2,369	732
Other (income) expense, net	(4)	149	165	499
Depreciation and amortization	13,926	12,484	47,626	43,472
Change in fair value of warrant liability	—	(107)	—	(9)
Gain on divestiture	(1,833)	—	(1,833)	(3,403)
(Gain) loss on disposal of assets, net	(480)	(70)	(3,749)	1,757
Equity-based compensation expense	12,499	7,885	33,455	33,364
Integration and transformation expense(1)	2,866	—	4,232	—
Fleet modernization expense(2)	8,697	—	21,816	—
Restructuring charges(3)	—	970	—	7,485
Atlanta Member Operations Center set-up expense(4)	—	—	—	3,481
Certificate consolidation expense(5)	—	1,143	—	5,955
Other(6)	624	(244)	21,991	6,183
Adjusted EBITDA	$(23,224)	$(19,982)	$(76,411)	$(106,566)
Aircraft lease costs(7)	3,573	8,387	12,849	25,127
Adjusted EBITDAR	$(19,651)	$(11,595)	$(63,562)	$(81,439)
__________________
(1)Consists of expenses associated with the Company’s global integration efforts, including charges for employee separation programs and third-party advisor costs.
(2)Consists of expenses incurred in connection with the execution of our fleet modernization strategy first announced in October 2024, which primarily includes expenses associated with transitioning our Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft to our operations and pilot training programs aligned to our fleet modernization strategy, as well as certain cash and non-cash costs incurred associated with exiting legacy private jet models.
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
(5)Consists of expenses incurred to execute the consolidation of our U.S. Federal Aviation Administration (“FAA”) operating certificates, primarily related to pilot training and retention programs, and consultancy fees associated with planning and implementing the consolidation process.
(6)For the nine months ended September 30, 2025, primarily includes a one-time $20.2 million non-cash pre-tax right-of-use asset impairment charge associated with vacating our former New York City corporate office space for a smaller, centralized location and related on-going lease costs for the vacated space while we seek a sublease tenant. For the three and nine months ended September 30, 2024, includes (i) collections of certain aged receivables which were added back to Net loss in the reconciliation presented for the twelve months ended December 31, 2022, (ii) reserves and/or write-off of certain aged receivables associated with the aircraft management business which was divested on September 30, 2023, (iii) expenses associated with litigation matters and (iv) amounts reserved during the second quarter of 2024 related to Parts and supplies inventory deemed in excess after revision of future business needs associated with strategic business initiatives.
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
The following table reconciles Adjusted Contribution to Gross profit (loss), which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$185,486	$193,903	$552,653	$587,289
Less: Cost of revenue	(172,878)	(166,859)	(505,257)	(556,809)
Less: Depreciation and amortization	(13,926)	(12,484)	(47,626)	(43,472)
Gross profit (loss)	(1,318)	14,560	(230)	(12,992)
Gross margin	(0.7)%	7.5%	—%	(2.2)%
Add back (deduct):
Depreciation and amortization	13,926	12,484	47,626	43,472
Equity-based compensation expense in Cost of revenue	24	535	202	2,097
Integration and transformation expense in Cost of revenue(1)	2,523	—	2,886	—
Fleet modernization expense in Cost of revenue(2)	8,681	—	19,463	—
Restructuring charges in Cost of revenue(3)	—	172	—	3,875
Atlanta Member Operations Center set-up expense in Cost of revenue(4)	—	—	—	1,860
Certificate consolidation expense in Cost of revenue(5)	—	1,032	—	4,503
Other in Cost of revenue(6)	(336)	(25)	(936)	3,256
Adjusted Contribution	$23,500	$28,758	$69,011	$46,071
Adjusted Contribution Margin	12.7%	14.8%	12.5%	7.8%
__________________
(1)Consists of expenses associated with the Company’s global integration efforts including charges for employee separation programs.
(2)Consists of expenses incurred in connection with the execution of our fleet modernization strategy first announced in October 2024, which primarily includes expenses associated with transitioning our Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft to our operations and pilot training programs aligned to our fleet modernization strategy, as well as certain cash and non-cash costs incurred associated with exiting legacy private jet models.
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
The following table summarizes our key operating metrics:

	Three Months Ended September 30,
	2025	2024	% Change
Total Gross Bookings(1)	$266,627	$255,102	5%

Private Jet Gross Bookings(1)	$209,695	$204,289	3%

Live Flight Legs	11,593	12,776	(9)%

Private Jet Gross Bookings per Live Flight Leg	$18,088	$15,990	13%

Utility(2)	43.1	38.1	13%

Completion Rate	99%	98%	1 pp

On-Time Performance (D-60)	89%	85%	4 pp
	Nine Months Ended September 30,
	2025	2024	% Change
Total Gross Bookings(1)	$770,477	$729,965	6%

Private Jet Gross Bookings(1)	$623,314	$597,738	4%

Live Flight Legs	34,459	37,385	(8)%

Private Jet Gross Bookings per Live Flight Leg	$18,089	$15,989	13%
__________________
(1)    Amount shown in thousands.
(2)    For the three months ended September 30, 2025, Utility for the Embraer Phenom 300 series, Bombardier Challenger 300 series and legacy fleet aircraft in our controlled fleet were 56, 53 and 40 hours, respectively. We did not have any Embraer Phenom 300 series or Bombardier Challenger 300 series aircraft in our controlled fleet during the three months ended September 30, 2024, and Utility for that period reflects the legacy fleet aircraft that we operated during that period.
Total Gross Bookings and Private Jet Gross Bookings
We define Total Gross Bookings as the total gross spend by our members and customers on all private jet flight services under our membership program and charter offerings, all group charter flights, which are charter flights with 15 or more passengers (“Group Charter Flights”), and all cargo flight services (“Cargo Services”). We believe Total Gross Bookings provides useful information about the scale of the overall global aviation solutions that we provide our members and customers.
We define Private Jet Gross Bookings as the total gross spend by our members and customers on all private jet flight services under our membership program and charter offerings (excluding Group Charter Flights and Cargo

Services). We believe Private Jet Gross Bookings provides useful information about the aggregate amount our members and customers spend with Wheels Up versus our competitors.
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
Private Jet Gross Bookings per Live Flight Leg
We use Private Jet Gross Bookings per Live Flight Leg to measure the average gross spend by our members and customers on all private jet flight services under our membership program and charter offerings (excluding Group Charter Flights and Cargo Services) for each Live Flight Leg.
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
Beginning with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, we changed the presentation of Completion Rate and On-Time Performance (D-60) to include wholesale flights, which we believe better aligns those metrics to information that we use internally to evaluate our operations and reported Live Flight Legs, which includes wholesale flights. Completion Rate and On-Time Performance (D-60) for the three and nine months ended September 30, 2025 and 2024 reported in the table above includes wholesale flights, which were previously excluded from such metrics in the Company’s filings with the SEC beginning with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 through and including our Annual Report. Completion Rate and On-Time Performance (D-60) reported in the Company’s previously filed Quarterly Report on Form 10-Q for the three months ended September 30, 2024, which excluded wholesale flight activity, were 98% and 82%, respectively.

Results of Operations
Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
The following table sets forth our results of operations for each of the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change in
	2025	2024	$	%
Revenue	$185,486	$193,903	$(8,417)	(4)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	172,878	166,859	6,019	4%
Technology and development	10,170	9,594	576	6%
Sales and marketing	22,084	20,029	2,055	10%
General and administrative	31,982	27,058	4,924	18%
Depreciation and amortization	13,926	12,484	1,442	12%
Gain on sale of aircraft	(3,737)	(190)	(3,547)	n/m
(Gain) loss on disposal of assets, net	(480)	(70)	(410)	n/m
Total costs and expenses	246,823	235,764	11,059	5%

Loss from operations	(61,337)	(41,861)	(19,476)	(47)%

Other income (expense)
Gain on divestiture	1,833	—	1,833	n/m
Loss on extinguishment of debt	(19)	(289)	270	n/m
Change in fair value of warrant liability	—	107	(107)	n/m
Interest income	631	907	(276)	(30)%
Interest expense	(23,510)	(16,041)	(7,469)	47%
Other income (expense), net	4	(149)	153	n/m
Total other income (expense)	(21,061)	(15,465)	(5,596)	36%

Loss before income taxes	(82,398)	(57,326)	(25,072)	(44)%

Income tax expense	(1,332)	(405)	(927)	n/m

Net loss	(83,730)	(57,731)	(25,999)	(45)%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(83,730)	$(57,731)	$(25,999)	(45)%
__________________
n/m    Not meaningful

Revenue
Revenue decreased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, as follows (in thousands).

	Three Months Ended September 30,		Change in
	2025	2024	$	%
Membership	$6,313	$13,231	$(6,918)	(52)%
Flight	155,169	155,355	(186)	(0.1)%
Other	24,004	25,317	(1,313)	(5)%
Total	$185,486	$193,903	$(8,417)	(4)%
The decrease in Membership revenue was primarily driven by a decrease in members year-over-year due largely to streamlining our membership offering and shifting less frequent fliers to our charter offerings.
Flight revenue was relatively flat year-over-year, as the $14.4 million reduction attributable to a 9% decrease in Live Flight Legs year-over-year was substantially offset by a $14.2 million increase attributable to a 10% increase in Flight revenue per Live Flight Leg as a result of a greater mix of flights on larger and premium jets generally associated with higher hourly rates.
The decrease in Other revenue was primarily attributable to the absence of $1.4 million of residual aircraft management revenue. We divested the aircraft management business on September 30, 2023.
Cost of Revenue
Cost of revenue increased by $6.0 million, or 4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by a $11.3 million increase in third party operator spend, $8.7 million of one-time expenses related to certain costs incurred associated with exiting legacy private jet models, $2.4 million of headcount reduction costs aligned with our cost savings initiatives implemented in the third quarter of 2025 and a $2.3 million increase in non-cash charges related to the reserve for certain parts inventory deemed obsolete or in excess of forecasted demand for aircraft maintenance. The increases were partially offset by a $4.8 million decrease in aircraft lease costs, and a $3.5 million reduction in fuel cost and $2.0 million reduction in pilot travel costs, both driven by lower flight activity on our controlled fleet, and the absence of $1.0 million in FAA certificate consolidation-related expenses incurred in the third quarter of 2024.
Adjusted Contribution Margin decreased 210 basis points for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to the realization of cost savings as a result of restructuring actions taken during fiscal year 2024 and other discrete cost and operational efficiency measures. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of Gross profit and Adjusted Contribution to Revenue.
Other Operating Expenses
Technology and Development
Technology and development expenses increased by $0.6 million, or 6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to a higher mix of costs expensed in the period that were not eligible for capitalization, which resulted in a $1.3 million increase in expenses during the period. The increase was partially offset by a net $1.1 million decrease in enterprise software and other IT-related spend as a result of cost and operational efficiency actions.

Sales and Marketing
Sales and marketing expenses increased by $2.1 million, or 10%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to a $0.9 million increase in employee compensation and allocable costs due to increased headcount and a $0.9 million increase in events-related spend.
General and Administrative
General and administrative expenses increased by $4.9 million, or 18%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, attributable to a $4.8 million increase in equity-based compensation expense related to the Executive Performance Awards and RSUs (each as defined in Note 10).
Depreciation and Amortization
Depreciation and amortization expenses increased $1.4 million, or 12%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to aircraft purchases as we execute our fleet modernization strategy.
Interest Income
Interest income decreased $0.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a decrease in cash equivalents held in money market funds and lower interest rates versus the prior year period.
Interest Expense
Interest expense increased $7.5 million, or 47%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily attributable to paid-in-kind interest expense associated with the Term Loan and Credit Support Premium (as each is defined below).
Other Expense, Net
Other expense, net was relatively consistent for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024
The following table sets forth our results of operations for each of the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Change in
	2025	2024	$	%
Revenue	$552,653	$587,289	$(34,636)	(6)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	505,257	556,809	(51,552)	(9)%
Technology and development	30,052	31,204	(1,152)	(4)%
Sales and marketing	68,630	62,946	5,684	9%
General and administrative	119,031	99,244	19,787	20%
Depreciation and amortization	47,626	43,472	4,154	10%
Gain on sale of aircraft	(12,491)	(2,680)	(9,811)	n/m
(Gain) loss on disposal of assets, net	(3,749)	1,757	(5,506)	n/m
Total costs and expenses	754,356	792,752	(38,396)	(5)%

Loss from operations	(201,703)	(205,463)	3,760	2%

Other income (expense)
Gain on divestiture	1,833	3,403	(1,570)	n/m
Loss on extinguishment of debt	(79)	(2,800)	2,721	n/m
Change in fair value of warrant liability	—	9	(9)	n/m
Interest income	2,615	1,248	1,367	110%
Interest expense	(65,474)	(47,263)	(18,211)	39%
Other income (expense), net	(165)	(499)	334	n/m
Total other income (expense)	(61,270)	(45,902)	(15,368)	33%

Loss before income taxes	(262,973)	(251,365)	(11,608)	(5)%

Income tax expense	(2,369)	(732)	(1,637)	n/m

Net loss	(265,342)	(252,097)	(13,245)	(5)%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(265,342)	$(252,097)	$(13,245)	(5)%
__________________
n/m    Not meaningful

Revenue
Revenue decreased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as follows (in thousands).

	Nine Months Ended September 30,		Change in
	2025	2024	$	%
Membership	$22,976	$46,131	$(23,155)	(50)%
Flight	461,067	469,968	(8,901)	(2)%
Other	68,610	71,190	(2,580)	(4)%
Total	$552,653	$587,289	$(34,636)	(6)%
The decrease in Membership revenue was primarily driven by a decrease in members year-over-year as a result of streamlining our membership offering and shifting less frequent fliers to our charter offerings.
The decrease in Flight revenue was primarily driven by a $36.8 million reduction attributable to an 8% decrease in Live Flight Legs year-over-year, which was partially offset by a $27.9 million increase attributable to a 6% increase in Flight Revenue per Live Flight Leg as a result of a greater mix of flights on larger and premium jets generally associated with higher hourly rates.
The decrease in Other revenue was primarily attributable to the absence of $7.6 million of residual aircraft management revenue. The decrease was also attributable to a $2.4 million decrease in ground services revenue following the sale of our fixed-base operator activities in the first quarter of 2025 and a $1.2 million decrease in sales of inventory aircraft following our decision to reduce our focus on whole aircraft sales after the first quarter of 2024. The decreases were partially offset by higher revenue from group charter and cargo flights.
Cost of Revenue
Cost of revenue decreased by $51.6 million, or 9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. In addition to the general decrease attributable to the decrease in Flight and Other revenue noted above, the decrease in Cost of revenue was primarily driven by the realization of the benefits of our cost and operational efficiency actions, including a $26.2 million reduction in employee compensation and allocable costs driven by reduced headcount, inclusive of the absence of $3.9 million of restructuring charges associated with certain actions taken during the second quarter of 2024, a $12.4 million decrease in fuel cost due in part to lower fuel prices, a $12.3 million decrease in aircraft lease costs and a $6.7 million reduction in pilot travel costs. The decrease is also attributable to the absence of $4.5 million in FAA certificate consolidation-related expense in the first nine months of 2024 and $1.9 million incurred in 2024 related to establishing our Atlanta Member Operations Center. The decreases were partially offset by $19.5 million of expenses related to our fleet modernization strategy, a $13.4 million increase in third party operator spend, and a $2.4 million of headcount reduction costs aligned with our cost and operational efficiency initiatives announced in the third quarter of 2025.
Adjusted Contribution Margin increased 470 basis points for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily attributable to the realization of cost savings as a result of restructuring actions taken during fiscal year 2024 and the nine months ended September 30, 2025, and other discrete cost and operational efficiency measures. See “Non-GAAP Financial Measures” above for a definition of Adjusted Contribution Margin, information regarding our use of Adjusted Contribution Margin and a reconciliation of Gross profit and Adjusted Contribution to Revenue.

Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $1.2 million, or 4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily attributable to a $2.7 million decrease in enterprise software and other IT-related spend as a result of cost and operational efficiency actions. The decrease was partially offset by a higher mix of costs expensed in the period that were not eligible for capitalization, which resulted in a $1.6 million increase in expenses during the period.
Sales and Marketing
Sales and marketing expenses increased by $5.7 million, or 9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily attributable to a $4.5 million increase in employee compensation and allocable costs due to increased headcount and a $2.7 million increase in advertising, media and marketing events-related spend. The increases were partially offset by the absence of a $1.6 million one-time charge to terminate a consultancy agreement during the first quarter of 2024 and a $0.6 million reduction in spend on marketing flights and partnership-related expenses.
General and Administrative
General and administrative expenses increased by $19.8 million, or 20%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a by a one-time $20.2 million non-cash, pre-tax right-of-use asset impairment charge associated with vacating our former New York City corporate office space during the three months ended March 31, 2025 (see Note 9) and a $1.3 million increase in equity-based compensation expense related to the Executive Performance Awards and RSUs (each as defined in Note 10). The increase was partially offset by the absence of a $1.3 million charge to bad debt expense associated with certain aged receivables related to the aircraft management business sold in the third quarter of 2023 that were recorded during first quarter of 2024, a $1.4 million reduction in consulting spend and the absence of $1.0 million in spend related to strategic planning activities in the prior year period.
Depreciation and Amortization
Depreciation and amortization expenses increased $4.2 million, or 10%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a one-time impairment of certain leasehold improvements and furniture and fixtures associated with vacating our former New York City corporate office space (see Note 9). The increase was also driven by aircraft purchases as we execute our fleet modernization strategy.
Interest Income
Interest income increased by $1.4 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by an increase in the average amount of cash equivalents held in money market funds versus the prior year period.
Interest Expense
Interest expense increased $18.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily attributable to paid-in-kind interest expense associated with the Term Loan and Credit Support Premium (each as defined below).
Other Expense, Net
Other expense, net was relatively consistent for nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources
Overview and Liquidity Outlook
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from debt financing transactions and the ATM Program, and operating activities, primarily from deferred revenue associated with the sale of Membership Funds. As of September 30, 2025, we had $125.3 million of Cash and cash equivalents and $30.5 million of Restricted cash, and our long-term debt obligations consisted primarily of approximately $282.4 million aggregate principal amount outstanding of Revolving Equipment Notes (as defined below) and approximately $484.2 million aggregate principal amount outstanding under the Term Loan (as defined below), inclusive of capitalized paid-in-kind interest and approximately $7.0 million aggregate principal amount outstanding in connection with the Credit Support Premium (as defined below) portion of the Revolving Credit Facility (as defined below). In addition, we had a working capital deficit of $639.2 million as of September 30, 2025, and Net cash used in operating activities was $147.9 million for the nine months ended September 30, 2025. See the caption titled “Our obligations in connection with our contractual agreements, including operating leases and debt financing obligations, could impair our liquidity and thereby harm our business, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in our Annual Report for more information about our contractual obligations.
Pursuant to the Credit Agreement (as defined below), Delta has provided a commitment for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances and is subject to liquidity-driven repayment conditions. As of each of September 30, 2025 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment, which remains available to be drawn through September 20, 2026. See “Sources and Uses of Liquidity—Long-Term Debt—Term Loan and Revolving Credit Facility” below for more information about the Revolving Credit Facility.
We expect to meet our liquidity needs for the next 12 months with a combination of cash and cash equivalents, cash flows from operations, strategic dispositions of underutilized assets, proceeds from borrowings under the Revolving Equipment Notes, if needed and depending on market conditions, sales of shares of Common Stock under the ATM Program or other equity financings, and, if needed and to the extent available to be drawn, borrowings under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment. Our ability to satisfy our long-term liquidity needs will depend on, among others, our ability to generate cash flows from operations and enter into additional or alternate financing arrangements.
Sources and Uses of Liquidity
Long-Term Debt
The terms of our material long-term debt arrangements are summarized below. See Note 7, Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report for more information about the Revolving Equipment Notes, Credit Support Premium, Term Loan and Revolving Credit Facility (as each term is defined below).
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
Pursuant to the 2024 Note Purchase Agreement, any amounts of principal repaid by WUP LLC prior to the Availability Period, either through regular principal amortization payments or from the early redemption of principal amounts related to any aircraft secured by the Revolving Equipment Notes Facility, will become available to be reborrowed by WUP LLC for the purchase of additional aircraft to be secured by such facility during the Availability Period, subject to certain conditions. WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral (as defined in Note 7, Long-Term Debt in the Notes to Condensed Consolidated Financial Statements) or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions.
During the nine months ended September 30, 2025, WUP LLC redeemed in-full the Revolving Equipment Notes for 19 aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes Facility by $45.3 million, and issued new Revolving Equipment Notes for four aircraft in the aggregate principal amount of $33.9 million. As of September 30, 2025, approximately $282.4 million aggregate principal amount of Revolving Equipment Notes were outstanding, approximately $49.6 million was available to be borrowed under the Revolving Equipment Notes Facility to fund future aircraft acquisitions and the carrying value of the 81 aircraft that were subject to first-priority liens under outstanding Revolving Equipment Notes was $292.9 million.
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
Term Loan & Revolving Credit Facility
The Company is party to a Credit Agreement, dated as of September 20, 2023 (as amended by Amendment No. 1 thereto, dated as of November 15, 2023, as further amended by Amendment No. 2 thereto, dated as of November 13, 2024, and as further amended by the Third Credit Agreement Amendment, the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC, Cox Investment Holdings LLC and certain other lenders party thereto from time to time (collectively, the “Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties (the “Agent”), pursuant to which as of September 30, 2025 (i) the Lenders have provided a term loan facility (the “Term Loan”) in the aggregate original principal amount of $390.0 million and (ii) Delta has provided a commitment for a revolving loan facility (the

“Revolving Credit Facility” and together with the Term Loan, the “Credit Facility”) in the aggregate original principal amount of $100.0 million, which remains available to be drawn through September 20, 2026.
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
As part of the Credit Facility, Delta has provided a commitment for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million under the Credit Agreement. The $100.0 million commitment from Delta is separate and apart from the portion with respect to the Credit Support Premium. The Company may request to make borrowings under the Revolving Credit Facility at any time through September 20, 2026 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the Revolving Credit Facility prior to maturity as follows: (i) at any time prior to September 20, 2026, to the extent the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $100.0 million and (ii) on or after September 20, 2026 but prior to maturity, to the extent that the Unrestricted Cash Amount (as defined in the Credit Agreement) is greater than $125.0 million and if Consolidated Cash Flow (as defined in the Credit Agreement) has been positive for any fiscal quarter since September 20, 2023. As of each of September 30, 2025 and the date of this Quarterly Report, no amounts were outstanding under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment.
At-the-Market Common Stock Offering Program
On August 29, 2025, the Company entered into the ATM Sales Agreement with the Sales Agents, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $50.0 million of Common Stock under the ATM Program. During the three months ended September 30, 2025, the Company issued 21,157,534 shares of Common Stock under the ATM Program for $49.4 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $47.6 million after deducting sales commissions.

Cash Flows
The following table summarizes our cash flows for each of the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(147,926)	$(115,814)
Net cash provided by investing activities	$43,384	$26,058
Net cash provided by (used in) financing activities	$11,376	$(52,961)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	$2,476	$(1,274)
Net decrease in Cash and Cash equivalents and Restricted cash	$(90,690)	$(143,991)
Cash Flow from Operating Activities
The cash outflow from operating activities consisted of our Net loss during the respective periods, net of non-cash items of $135.7 million and $106.5 million during the nine months ended September 30, 2025 and 2024, respectively, and the balance from a general decrease in net operating assets and liabilities. During the nine months ended September 30, 2025, we sold $387.9 million of Membership Funds, which was a 4% decrease from the $405.3 million of Membership Funds sold during the nine months ended September 30, 2024. The decrease was primarily attributable to changes in our membership program offerings aimed at attracting and retaining higher spending, more frequent flyers. Membership Funds are generally non-refundable cash deposits that are accounted for as Deferred revenue until the time at which they are used by members or customers in accordance with the terms applicable to such Membership Fund.
Cash Flow from Investing Activities
The cash inflow from investing activities during the nine months ended September 30, 2025 was primarily attributable to $84.4 million in proceeds from sales of aircraft that were classified as held for sale and $20.7 million in proceeds from the sale of the Non-Core Services Businesses. The cash inflows were partially offset by cash outflows of $62.9 million for capital expenditures, including $50.0 million related to fleet modernization and $9.1 million of capitalized software development costs.
Cash Flow from Financing Activities
The cash inflow from financing activities was primarily attributable to the issuance and sale of shares of Common Stock under the ATM Program for approximately $47.6 million in aggregate net proceeds after deducting sales commissions and the issuance of new Revolving Equipment Notes for four aircraft in the aggregate principal amount of $33.9 million, partially offset by prepayments of long-term debt of $69.0 million.

Future Obligations and Commitments
As of September 30, 2025, our principal ongoing commitments consisted of contractual cash obligations to pay principal and interest payments under the Revolving Equipment Notes, principal and accrued interest under the Credit Agreement when due at maturity (including any amounts in respect of the Credit Support Premium), operating leases for certain controlled aircraft, leased facilities, including our corporate headquarters, other office space and operational facilities, such as hangars and maintenance facilities, trade payables and ordinary course arrangements involving our obligation to provide future services for which we have already received deferred revenue. For further information about the foregoing obligations and commitments, see the following Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report: Note 2, Revenue; Note 7, Long-Term Debt; and Note 9, Leases. In addition, the $10.0 million Share Repurchase Program gives management the discretion to purchase shares of Common Stock from time to time, and any open order or executory contract to acquire shares of Common Stock in the future would constitute a cash contractual commitment by the Company to the extent it is not cancelled prior to trade execution.
To execute our fleet modernization strategy, we will need to, among other things, continue to strategically acquire aircraft, which may include purchasing or leasing aircraft, acquiring other private aviation operators or entering into alternative financing structures, and sell current owned aircraft and return certain current leased aircraft. This strategy is expected to be capital intensive and will require significant internal and external resources over the multi-year transition period. As of the date of this Quarterly Report, we expect that we will fund any obligations or commitments in connection with our fleet modernization strategy using cash and cash equivalents, including cash received from any sales of our owned aircraft, operating cash flows, available borrowings under the Revolving Equipment Notes Facility, and the execution of strategic transactions in the future, such as potential acquisitions of private aviation operators, strategic leasing arrangements or additional debt or equity financings. See “Our Fleet Modernization Strategy & Progress Update” above and the caption titled “We may be unable to execute our fleet modernization strategy on the timeline that we currently anticipate or may fail to realize the expected benefits from such strategy, which may adversely impact our business, prospects, operations, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in our Annual Report for more information about our fleet modernization strategy.

Off-Balance Sheet Arrangements
As of September 30, 2025, we were not a party to any off-balance sheet arrangements (as defined in Regulation S-K) that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or cash flows.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the on-going remediation efforts associated with the material weaknesses in internal control over financial reporting described in Part II, Item 9A “Controls and Procedures” in our Annual Report and the need for impacted controls to operate for a sufficient period of time and for management to conclude, through testing, that the controls are designed and operating effectively.
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
Changes in Internal Control over Financial Reporting
Except for the items referred to above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty. See Note 13, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” in this Quarterly Report for a discussion of loss contingencies, if any. Below is a discussion of the Company’s significant pending legal proceedings:
GRP Litigation
On July 5, 2023, we filed a lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), in the United States District Court for the Southern District of New York (“NY Federal Court”), which was re-filed against FE in the Supreme Court of the State of New York in New York County (“NY State Court”) on August 23, 2023. We instituted the action to enforce our rights and remedies for wrongful termination by FE of the Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, as well as attorneys’ fees and costs.
Following remand to the NY State Court after removal to the NY Federal Court by FE, on April 9, 2025, FE filed in the NY State Court an answer and its defenses to the Company’s claims, as well as counterclaims for amounts it claims it is owed under the GRP Agreement. On July 23, 2025, the Company filed a motion to amend and proposed amended complaint against FE in NY State Court (the “Amended Complaint”), which included, among other things, additional breach of contract claims and added Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, as a defendant for a claim based on piercing the corporate veil. On September 9, 2025, FE and Mr. Segrave filed their answer and affirmative defenses to the Company’s Amended Complaint, FE reasserted counterclaims for amounts it claims it is owed under the GRP Agreement, and FE filed a motion to dismiss on jurisdictional grounds, to which the Company filed its answer, defenses and opposition on October 22, 2025. The parties are actively engaged in the discovery process.
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
•In its Quarterly Report on Form 10-Q for the three months ended June 30, 2025 filed with the SEC on August 13, 2025, FE disclosed: (i) a net loss of $16.1 million for the three months ended June 30, 2025 and that it “expects to incur operating losses in the near term as [FE] advances its fleet modernization and associated cost savings initiatives”; (ii) net cash flows used in operating activities of $10.1 million during the three months ended June 30, 2025; (iii) that as of June 30, 2025, it had cash and cash equivalents of $15.8 million (versus $31.7 million as of December 31, 2024), nil in investments in securities (versus $65.5 million as of December 31, 2024) and available borrowing capacity of $12.2 million under existing debt facilities, against a working capital deficit of $194.6 million (versus $150.8 million as of December 31, 2024); and (iv) as of August 13, 2025, cash and cash equivalents on hand, operating cash flows and proceeds from its fractional program will be sufficient to fund FE’s operations, including capital expenditure requirements, for at least 12 months, but it might need additional capital to fund growth plans or as circumstances change, which it disclosed it could obtain through equity issuances, refinancing existing debt or new borrowings, and if FE is not able to raise capital, its business, prospects, operating results and financial condition could be negatively impacted.
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
The price per share of our Common Stock, as well as for the Warrants, may fluctuate due to a variety of factors within and outside of our control, including: (i) changes in the private aviation industry and general demand for travel services; (ii) changes in general market conditions and macro-economic conditions, including the price of aircraft fuel; (iii) developments involving our competitors, such as material announcements or new offerings and services; (iv) changes in applicable laws and regulations affecting our business and operations; (v) variations in our operating performance and the performance of our competitors in general; (vi) changes in our levels of liquidity and indebtedness, other contractual obligations or credit ratings and the terms or covenants associated with our indebtedness or contractual obligations; (vii) actual or anticipated fluctuations in our quarterly or annual operating results and the public’s reaction to our press releases, our other public announcements and our filings with the SEC; (viii) publication of research reports by securities analysts about us or our competitors or our industry or the cessation of such coverage; (ix) actions by stockholders, including sales by stockholders of any of their shares of our Common Stock; (x) increases or decreases in reported holdings by insiders or significant stockholders, including shares of Common Stock held by our Lenders; (xi) the issuance and sale of shares of our Common Stock or securities exercisable for or convertible or exchangeable into shares of Common Stock, including under the Company’s ATM Program; (xii) the timing and magnitude of repurchases of shares of Common Stock by the Company under any stock repurchase program approved by the Board; (xiii) fluctuations in trading volume and the volume of shares of our Common Stock available for public sale, including upon expiration or extension of lock-ups or other restrictions on trading shares of Common Stock applicable to certain stockholders; (xiv) additions and departures of key personnel; (xv) commencement of, involvement in, or the outcome of, litigation or disputes involving us; (xvi) changes in our capital structure, such as future issuances of equity securities or the incurrence of debt and grants of equity awards under our equity incentive plans; and (xvii) general economic and political conditions, such as the effects of recessions, changes in inflation and interest rates, taxes, tariffs and trade policies, government shutdowns or funding changes, the results of local and national elections, fluctuations in fuel prices and international currency rates, and the impact of corruption, political instability and acts of war or terrorism.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2025
The table below sets forth information regarding purchases of our Common Stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs(2)(3)
July 1, 2025 through July 31, 2025	341,166	$1.09	341,166	$9,372,705
August 1, 2025 through August 31, 2025	15,405	3.00	—	$—
September 1, 2025 through September 30, 2025	100,237	2.21	—	$—
For the three months ended September 30, 2025	456,808	$2.32	341,166	$9,372,705
_________________
(1)The total number of shares purchased during three months ended September 30, 2025 includes shares of Common Stock (i) withheld for payment of tax liability arising from the vesting of restricted stock units for certain officers and (ii) repurchased under the Share Repurchase Program (as defined below).
(2)On April 30, 2025, the Board approved a $10.0 million share repurchase program (the “Share Repurchase Program”) under which the Company may repurchase shares of Common Stock from time to time at management's discretion using a variety of methods, including open market purchases or privately negotiated transactions. The Share Repurchase Program has no expiration date, but may be suspended or discontinued at any time in the Board’s discretion.
(3)Excludes excise tax on share repurchases in excess of issuances, which is recognized as part of the cost basis of the shares of Common Stock repurchased as reflected in the condensed consolidated statements of equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)    None.
(b)    None.
(c)    During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

3.2
Amended and Restated By-Laws of Wheels Up Experience Inc., effective as of November 15, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

10.1
ATM Equity OfferingSM Sales Agreement, dated August 29, 2025, by and among Wheels Up Experience Inc. and each of BofA Securities, Inc. and Jefferies LLC (each as sales agent) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 29, 2025)

10.2
Amendment No. 3 to Investment and Investor Rights Agreement, dated September 21, 2025, by and among Wheels Up Experience Inc. and the Investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2025)

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

WHEELS UP EXPERIENCE INC.

Date: November 5, 2025		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025		/s/ Alex Chatkewitz
	Name:	Alex Chatkewitz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)