Form 10-K
period 2025-12-31
Wheels Up Experience Inc.
filed 2026-03-10
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $106.8 million.
As of March 9, 2026, 724,465,549 shares of Class A common stock, $0.0001 par value per share, were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I.
ITEM 1. BUSINESS
Wheels Up is a leading global provider of on-demand private aviation with a large, diverse aircraft fleet and a network of safety-vetted charter operators, all committed to safety and service. Our offering is delivered through a mix of our membership program and charter solutions that strategically utilize our controlled aircraft fleet and charter operators to deliver a greater range of travel alternatives. In addition, our first-of-its-kind partnership with Delta Air Lines, Inc. (“Delta”) provides our members and customers with a seamless offering across both private and premium commercial travel.
Our Offerings and Services
As part of the multi-year business transformation that we are continuing to execute, our membership program and global charter offerings have evolved to meet the varying needs of private flyers across the markets we serve. We offer numerous services to our members, customers and industry partners, and generate the majority of our revenue from member and customer flights, whether as part of Wheels Up’s membership program or charter solutions. Flight revenue includes revenue earned from a member’s use of funds advanced to us for the cost of future flight services and other incidental costs, such as catering and ground transportation (a “Membership Fund,” formerly referred to as a “Prepaid Block”), and from on-demand and wholesale charter flights. We generate Membership revenue from fees paid for Wheels Up’s membership program, which provides members with access to our large, diverse controlled aircraft fleet. We also generate Other revenue from activities and services that complement our core private aviation business, such as cargo flights, and government and defense solutions. We expect our service offerings will continue to evolve as we advance our fleet modernization strategy and continue to tailor to the needs of our members and customers.
Wheels Up Signature Membership
Wheels Up’s membership program provides varying benefits and services that we believe suit a range of existing and potential individual and business private flyers. Our membership program offers a simplified on-ramp to private flying with less complexity and lower up-front cost compared to other private aviation programs currently available. In September 2025, we announced the Wheels Up Signature Membership, an evolution enabled by our fleet modernization strategy that provides members access to our Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft, in addition to our legacy aircraft fleet. The Wheels Up Signature Membership is designed to give our members flexibility, certainty and premium benefits that make flying simpler and more rewarding. Private flyers with predictable annual spend can become a Signature member, where a small monthly fee and the purchase of a Membership Fund unlock increased flexibility, allowing our members to choose between the Dynamic Access Plan, which provides discounted, dynamically-priced hourly rates, and the Fixed Access Plan, which provides predictability and consistency in hourly rates to private flyers. Each access plan includes guaranteed availability and recovery for flights in the Contiguous U.S., within 225 miles of the Canada and Mexico borders, and for select other international destinations, such as the Bahamas and Cabo San Lucas, Mexico. We also continue to provide Custom Enterprise Solutions to larger corporate customers.
Our first-of-its-kind partnership with Delta gives Wheels Up members the opportunity to earn Delta SkyMiles® Diamond Medallion® status based on their qualifying Wheels Up spend and use their Membership Fund to purchase discounted Delta flights and receive other benefits with Delta, in each case subject to certain terms and conditions. Signature members also have access to an enhanced lifestyle program of events, experiences and member benefits. All membership options provide access through the Wheels Up mobile app and website to charter flights.
Prior to the introduction of our Signature Membership, our membership program was tailored to our legacy aircraft fleets and provided members capped hourly rate pricing in high density travel regions in the U.S. along the east coast, west coast and travel in between, specified aircraft availability on peak demand days, access across cabin classes and, depending on the size of the Membership Fund, guaranteed availability and recovery within the continental U.S., U.K. and Europe, subject to certain terms and conditions. While we continue to offer and serve members under the legacy fleet-focused membership program in accordance with their terms, we have provided those existing members with a streamlined on-ramp to Signature Membership and access to our Bombardier

Challenger 300 series and Embraer Phenom 300 series aircraft. As we continue to scale our Challenger and Phenom fleets, we expect an increasing percentage of Membership Fund purchases by new and existing members will be for the Wheels Up Signature Membership product versus legacy fleet-focused products.
Under our membership program and Custom Enterprise Solutions, our members and customers pay for their flights based on either a capped or fixed rate, or dynamic pricing depending on the terms of their Membership Fund and specific mission. The cost of a flight is based on the quoted amount at time of booking. For trips that are charged based on a capped or fixed rate, the cost of the trip is calculated by multiplying the applicable capped or fixed rate by the estimated flight and taxi time, subject to minimum flight hours for each cabin class, and then adding applicable fuel costs, fees and taxes.
Wheels Up Charter Solutions
For travelers looking to pay as they go, Wheels Up’s charter solutions allow members and customers to book charter trips with no upfront costs for everything from a family vacation to a multi-stop, international business itinerary. Wheels Up offers options to suit virtually every charter need through our international network of trusted partners. Our charter offerings customize the member and customer experience for short- and long-haul flights with bespoke private jet arrangements or group charters, including for commercial-size charters with large passenger groups of 15 or more, sports teams, global corporate events and tour operations. Wheels Up’s charter solutions complement Wheels Up’s membership program and provide a leading solution for members and customers wishing to fly globally through attractive market-based pricing and personalized alternatives.
Through our first-of-its-kind partnership with Delta, Wheels Up’s charter customers are eligible to earn Delta Diamond Medallion® status after achieving qualifying flight spend, subject to certain terms and conditions. In addition, we have transitioned our legacy Connect and Core “pay-as-you-fly” memberships to our charter business. We believe that Wheels Up’s charter solutions provide users of our platforms with a greater range of flight alternatives and are an important part of our value proposition and position in the private aviation industry.
In general, charter customers pay for their flights based on dynamic pricing depending on the specific mission. Individual and business members can utilize their Membership Fund to pay for charter flights outside of the terms of their Membership Fund, providing them with additional flexibility to select the right aircraft for their mission anywhere in the world. Our ability to source a wide variety of aircraft from a geographically diverse set of operators, as well as our own controlled aircraft to the extent there is excess capacity, allows us to present an array of travel options to our charter customers. The cost of a charter flight is based on the quoted amount at time of booking and includes applicable fuel costs, fees and taxes.
Other Activities & Services
In addition to our membership program and charter solutions, we generate Other revenue from activities and services that complement our core private aviation business, including, but not limited to, cargo flights and government and defense solutions. We believe that these activities and services complement our core private aviation business and provide diversified opportunities for incremental revenue growth.
Service Delivery
Our Controlled Fleet
We fulfill flights under our membership program and charter solutions using our owned and leased fleet of aircraft (our “controlled fleet” or “controlled aircraft”), depending on the specific mission. We believe that use of our controlled aircraft to fulfill member and charter customer flights provides distinct advantages, including: allowing us to better control our operations and cost structure; driving increased efficiency in our operations, aircraft utility and incremental revenue generation opportunities during periods of higher aircraft availability; enhancing the value proposition for our dynamically-priced flights; and maintaining high levels of service and satisfaction. As part of our multi-year business transformation, we are continuing to execute our current fleet modernization strategy by transitioning our controlled fleet from legacy aircraft models to Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft. We believe that tailoring the composition and size of our controlled fleet to meet the varying demands of private flyers will continue to be an important part of our service delivery and long-term strategy. See “Aircraft Assets” included in Part I, Item 2 “Properties” in this Annual Report for more information about our controlled fleet and our current fleet modernization strategy.
Our Third-Party Network
We complement flight activity on our controlled fleet with flights fulfilled by independent third-party operators, which widens the aperture of dynamically-priced flights we can offer our members and customers. Our relationships with third-party operators provide access to a wide variety of aircraft to meet the specific mission of our members and customers, and supply additional aircraft to more efficiently service flight requests in diverse geographies and during peak demand periods. The availability of third-party aircraft also enhances our ability to provide more cost-efficient, guaranteed availability and recovery within our service areas. Our dedicated team of charter brokers and other aviation professionals in the U.S. and globally leverage our relationships with third-party operators to facilitate global private jet, cargo, group charter and government and defense solutions on behalf of our customers. We believe our growing relationships with third-party operators will support continued expansion of our charter offerings alongside our membership program.
Member & Customer Experience
We are dedicated to delivering our members and customers a premium flight experience worth repeating. As part of the multi-year business transformation that we are continuing to execute, we have refined the member and customer experience by introducing a newly integrated commercial model that provides a single, personalized team to manage private aviation membership, global private charter, group charter and hybrid private-commercial itineraries through our partnership with Delta. These organizational changes bring together previously separate membership program and charter solutions sales, marketing, account management and service delivery organizations, as well as separate back-end platforms and processes. We believe our concierge-level customer engagement model will enhance the member and customer experience and be an essential element of our premium service delivery over the long-term.
Sales & Account Management
The acquisition of new, and retention of existing, members and customers is essential to the growth of our business and efficient utilization of our controlled aircraft. We have meticulously revamped our membership program to meet the varying needs of individual and business private flyers, and to feature our modernized Bombardier Challenger 300 series and Embraer Phenom 300 series. We redesigned our sales organization within our newly introduced concierge-level customer engagement model to capitalize on the various lead generation efforts and customer acquisition channels available to us. We have also partnered with Delta to expand our reach to its individual and business customers, and realize cross-selling opportunities that provide members and customers the ability to seamlessly travel using our private flight solutions and premium commercial travel on Delta. We believe that our sales efforts and integration with Delta’s sales teams are a unique differentiator for us from our competitors and enhance our long-term value proposition to our members and customers.
Members and customers are paired with dedicated, industry and regionally focused sales and service teams that own the customer relationship and are responsible for sales, booking, trip support, and service coordination across every phase of each trip. Our experienced sales team members include specialists ready to serve an array of travelers, including high net worth individuals, small, medium and large businesses, cargo and group charter customers, and customers with specialized needs, such as musicians, entertainers, athletes and business executives. Our integrated sales teams handle private aviation membership, global private charter, group charter and hybrid private-commercial itineraries with Delta, allowing our members and customers to take full advantage of the suite of aviation solutions we offer.

Competition & Strategic Outlook
The private aviation industry is highly competitive and fragmented. We compete with operators that have different business models than us, such as fractional aircraft ownership, aircraft management, lease-based models, jet cards, alternative membership programs, charter solutions and wholesale operations. In addition, many potential members and customers have the option to pursue whole aircraft ownership. These different service models result in significantly different business plans, operating models, and up-front and ongoing financial commitments by the customer. We believe that our diversified offering of both a membership program and global charter solutions is advantageous to our target customers, gives us a competitive advantage over our competitors and can be scaled to meet the varying needs of a wider array of private flyers across our global platform.
The private aviation industry has historically experienced periods of rapid expansion that result in short-term supply constraints, followed by periods of more moderate growth that provide opportunities for consolidation. Economic cycles have historically impacted customer behavior in the private aviation industry and result in varying flight volumes and switching between various private flight options. We expect that competition in the private aviation industry will remain strong and that industry participants will continue to innovate.
We look to take advantage of our market opportunities by elevating the following priorities:
Creating Exceptional Member & Customer Experiences
Our goal is to create an exceptional member and customer experience worth repeating. We have built an industry-leading brand that creates broad consumer awareness, offerings designed to attract new, and retain existing, members and customers, and a first-of-its-kind partnership with Delta that provides our members and customers with unmatched premium commercial travel benefits. We believe that our membership program and charter solutions uniquely position us to provide these experiences to members and customers with varying needs. We also offer our members unique perks and experiences, including celebrations around popular sports and cultural events, partnerships with certain of the world’s top lifestyle brands and other benefits, such as third-party luxury concierge, vacation and travel experience providers, that enhance the member experience beyond our core aviation offerings. We expect to continue to build and tailor our platform to meet the varying needs of private flyers.
Leveraging the Scale of Our Network
We have made, and expect to continue to make, significant investments in our aircraft fleet, service offerings, sales network, brand and technology. Our membership program and charter solutions are designed to address the needs of a wide range of individual, business and other private flyers. We utilize our controlled aircraft to support both member and charter customer flights depending on the specific mission. We also have access to a large global network of safety-vetted charter operators. Together, our controlled fleet and global network of third-party operators position us to provide our members and customers with the right aircraft for their mission, and give them the opportunity to select a mode of travel that works best for their specific needs. We believe that leveraging the scale of our operations and breadth of our global charter relationships are important drivers of our long-term member and customer value proposition, as well as financial performance.
We also believe that the varying needs of individual, business and other travelers present an opportunity to drive long-term growth and profitability outcomes. Historically, individual leisure travelers utilize our private aviation services most heavily on weekends, holidays and warmer months, while business travelers utilize our services more evenly over weekdays and outside of peak holiday periods. These natural demand patterns present an opportunity to leverage our scale and network to drive aircraft utility, more profitable flying and the value proposition for our members and customers. We are continuously improving our operations and maintenance activities to increase aircraft availability and operational reliability while supporting higher flight volumes and driving aircraft utility. We believe the opportunity to scale our business while maintaining balanced growth among individual and business members and customers will contribute meaningfully to our overall growth and ability to reach and sustain profitable growth in the future.

Deepening Our Strategic Relationship with Delta
Our first-of-its-kind partnership with Delta, anchored by our long-term Commercial Cooperation Agreement with Delta (as amended and restated, the “CCA”), uniquely positions us to address a wider array of member and charter customer flight needs by providing seamless travel options across both private aviation and premium commercial airline travel. This includes the January 2026 launch of industry-first self-booking for Delta commercial flights directly within the Wheels Up app, which enables members and charter customers to plan, book and manage premium commercial travel alongside private aviation in one integrated digital experience. Wheels Up members and charter customers can earn Delta Diamond Medallion® status and receive other benefits with Delta, subject to certain terms and conditions. Our cross-selling efforts with Delta’s sales teams, and the continued integration of Delta’s commercial offerings into our digital platform, greatly expand our ability to target individual, business and other potential customers through coordinated sales initiatives and co-branded experiences.
We believe that our ability to work alongside Delta to enhance our sales and marketing efforts, operations and corporate management, including through shared technology and customer-facing innovation, enhances our value proposition and is a key differentiator of us from our competitors. We also anticipate that our partnership with Delta will allow us to further evolve our service offerings and innovate our business in the future in a way that others in the private aviation industry cannot, which we believe will provide additional growth and profitability opportunities as we continue our multi-year business transformation. We continue to explore additional commercial and strategic partnerships with Delta to provide our members and customers with premium travel experiences worth repeating.
Evolving Our Strategic Development & Integration Initiatives
We are in the process of executing a multi-year business transformation. As we focus on delivering exceptional member and customer experiences and achieving more profitable operations, our execution plan includes the following priorities:
•Our Fleet Modernization Strategy — In October 2024, we announced our current fleet modernization strategy, which we expect will result in the transition from the operation of four legacy private jet models - Cessna Citation CJ3, X, and Excel/XLS and Hawker 400XP aircraft - to two different private jet models - Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft - while we continue to operate a smaller fleet of King Air 350i turboprop aircraft. We have made substantial progress on our fleet transition and believe that our strategy, latest membership program changes and the growth of our charter offerings position us well to deliver a greater range of global travel alternatives and leverage our network for future growth. See “Aircraft Assets” included in Part I, Item 2 “Properties” in this Annual Report for more information about our current fleet modernization strategy.
•Driving Demand to Our Platform — We believe that we have created a dynamic service offering that meets the diverse flying needs of individual, business and other customers. We believe that our sales and marketing efforts are crucial to identifying and converting potential members and customers. In addition, our strategic relationship with Delta provides exposure to high-value Delta individual and corporate customers. Our ability to drive member and customer demand to increase utilization of our controlled aircraft and charter solutions, including by delivering exceptional flight experiences, will be important drivers of our long-term success.
•Realizing the Benefits of Our Efficiency Actions — We are continuously reviewing all aspects of our business, operations and cost structure in an effort to optimize our operations, realize cost savings, rationalize our asset portfolio and provide better service to our members and customers. We have implemented, and continue to pursue, efficiency and cost reduction measures in areas of our business that do not directly impact the member and customer experience. We expect that our continued efforts to optimize our operations, control costs and consistently deliver high levels of member and customer service will be important to achieving profitable long-term growth.

Effective Deployment of Leading Technology
We believe that technology and innovation are important to advancing our operations and strategic decision making in the future. Our global aviation solutions platform comprises three main elements: intuitive digital front-end interfaces; a middle tier supported by data-driven optimization and pricing algorithms; and a back-end featuring a comprehensive flight operations platform, with connectivity to a network of third-party operators, supported by our cloud-based flight management system, UP FMS. Our investments in technology and data intelligence platforms to support our global aviation solutions through industry-leading mobile and web experiences, provide a springboard to accelerate the implementation of automated processes, improve real-time decision making across our operations and streamline our integration with Delta’s commercial teams.
Operations
Controlled Fleet Air Carrier Operations
Wheels Up currently provides its passenger air carrier services through two U.S. Federal Aviation Administration (“FAA”) Part 135 (as defined below) operating certificates held by Wheels Up Private Jets LLC (“WUPJ”) and Wheels Up Partners LLC (“WUP LLC”). WUPJ is our primary provider of private aircraft charter services, while WUP LLC is the registered owner of our owned aircraft fleet, including Wheels Up branded aircraft. We simplified our flight operations by harmonizing our procedures across the entire company and reducing the number of FAA operating certificates under which we operate from five at the beginning of 2023 to two at the end of 2024. We believe that our FAA operating certificate consolidation and related operational efficiency efforts will continue to contribute meaningfully to our service delivery, fleet transition and financial results in future periods. See “Principal Domestic Regulatory Authorities” below for additional information on our FAA Part 135 operating certificate operations.
Our operations team is integral to our ability to provide flight and non-flight services to our members and charter customers. Our operations team operates primarily from our Atlanta Member Operations Center and includes team members that facilitate booking, flight scheduling, destination transportation and other member services. Centralizing our operations center has allowed us to continually make incremental improvements to our service delivery and operations. We believe that our experienced operations team is vital to providing the premium experiences that our members and customers expect and adhering to our high safety standards.
Charter Operations
Our global private jet charter solutions are supported by our concierge-level customer teams that include charter brokers and other aviation professionals in the U.S. and globally. We leverage our charter brokers’ deep expertise with global private jet, cargo, group charter and government and defense solutions to provide the right aircraft for the member’s or customer’s mission. We believe that our ability to provide global charter solutions to our members and customers is an important aspect of our business model, value proposition and growth plans. We have devoted, and expect to continue to devote, significant resources to growing our global charter offerings alongside our membership program.
Fuel
Our operations are impacted by changes in the price and availability of aircraft fuel. We have pricing agreements with various fuel providers located across the U.S., primarily at fixed-base operators (“FBOs”) or with local airport authorities, that provide agreed upon pricing for fuel and handling or facility fees at each location. For Wheels Up-operated flights, we apply a fuel surcharge to the cost of the flight when the cost of Jet A fuel, as published by the Argus U.S. Jet Fuel IndexTM, is more than $2.00 per gallon. We calculate the fuel surcharge based on estimated billable flight time. Charter customers pay fuel costs for charter flights on third-party operated aircraft as part of the total invoiced cost of the flight. Our direct exposure to fluctuations in aircraft fuel prices for such arrangements is limited; however, changes in aircraft fuel prices can result in fluctuations in the demand for certain aircraft types and private aviation services generally. We are currently able to obtain adequate supplies of aircraft fuel in the areas in which we operate. See the caption titled “Increases in fuel costs could adversely affect our business, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in this Annual Report for additional information about risks related to aircraft fuel.
We also bill flyers for a carbon offset fee for each hour of flight time, which is intended to offset the costs related to the environmental impact from our flight operations. In partnership with Delta, we are able to offer certain charter customers the ability to purchase sustainable aviation fuel (“SAF”) environmental attributes to decarbonize their flight activity.
Seasonality
The private aviation industry is subject to seasonal fluctuations and changes in economic conditions. Our operations, including Flight revenue, have historically been favorably affected by increased utilization of our services in the summer months and close in time to major holidays. In addition, we have historically experienced the highest volume of Membership Fund purchases in the fourth quarter of each calendar year.
Safety
At Wheels Up, safety is a cornerstone of our culture, and we have adopted an uncompromising commitment to safety as our core value. We view compliance with FAA regulations as a minimum baseline for our commitment to safety. We go beyond FAA minimum requirements by setting higher safety standards for, among others, pilot experience, certification (licensing), training and safety programs.
For our controlled fleet operations, we have implemented and maintain a voluntary Safety Management System (“SMS”) across our FAA operating certificates that conforms to FAA regulatory requirements for SMS. SMS is a formal, top-down, organization-wide means to identify hazards, mitigate the risk associated with those hazards, collect safety data and act on that data to improve the safety of our operations. Our SMS is managed by a Director of Safety and a team of dedicated professionals trained on the elements of SMS. A key component of our SMS is the Aviation Safety Action Program (“ASAP”). ASAP is a non-punitive safety program that enables employees such as pilots, maintenance technicians and dispatchers to report safety related events for review by us and the FAA with the purpose of implementing corrective actions. Additional non-punitive safety reporting programs are in place for employees that are not covered by the ASAP.
For our charter solutions platform, our third-party aircraft operators must satisfy our rigorous and stringent safety standards for aircraft, crew and operations. To become approved for use, the operator must complete a multi-step risk-based assessment process to verify compliance with our standards. This is an assessment of how well the operator manages their organizational safety performance across all areas of operations, as well as their underlying culture. Additionally, we verify compliance with our crew and aircraft standards using a safety database system for every flight. Under the terms of our agreements with approved third-party operators, they provide service to members and customers subject to continued compliance with our flight standards. Approved operators are subject to recurring assessments.
In addition to our internal safety management efforts, our operating entities are voluntary participants in audits from third-party aviation safety organizations and independent audits by certain corporate clients, as well as the U.S. Department of Defense. These audits are opportunities to have outside experts review and contribute to the continuous improvement of our SMS.
Pilots
Every Wheels Up flight is operated by pilots that meet stringent training and flight-hour requirements, which exceed the FAA’s requirements and training criteria. Each Captain must hold a FAA Airline Transport Certificate. Each pilot is required to be qualified pursuant to our FAA approved training program in the aircraft they fly, as well as hold a valid First-Class Medical Certificate. We have long-term agreements with multiple industry leading third-party suppliers to provide factory-authorized training for our pilots. These agreements provide training availability to Wheels Up pilots throughout the year for both initial and recurrent pilot training in exchange for a fixed price per training slot.

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
Aircraft Maintenance & Repairs
We maintain and repair our controlled aircraft for the safety of our passengers, assets and the surrounding environment where we operate. Aircraft maintenance and repair consists of scheduled and unscheduled maintenance performed during line maintenance and other maintenance events. Our maintenance and repair process also includes procedures designed to maintain the FAA airworthiness certificate of each controlled aircraft in good standing.
Line maintenance consists of daily and weekly scheduled maintenance inspections, including pre-flight, daily, weekly and overnight checks. Line maintenance also includes any unscheduled items requiring repair on an as-needed basis. Based on the location where line maintenance occurs, work may be performed by a Wheels Up mobile service unit (“MSU”) team or by a FAA-authorized third-party maintenance provider.
Scheduled airframe maintenance inspections are defined by the applicable original equipment manufacturer (“OEM”) maintenance inspection program and are a function of flight hours, flight cycles and/or calendar-based intervals. We attempt to package these airframe maintenance inspections into strategically timed maintenance periods, with the goal of minimizing maintenance downtime while meeting the OEM’s requirements. This work is most often performed by a qualified third-party maintenance provider.
Scheduled engine hot section repairs and overhauls are performed in accordance with the OEM’s requirements and vary by engine model. Engine repairs and overhauls are primarily driven by engine hours, engine cycles and/or calendar-based intervals. Except for certain basic maintenance activities which Wheels Up is able to perform itself, engine maintenance, scheduled or unscheduled, is performed by Wheels Up’s contracted third-party maintenance providers. We are also a party to engine maintenance program agreements covering certain engine maintenance and overhauls on aircraft engines for certain of our controlled aircraft. We attempt to negotiate long-term maintenance agreements covering our controlled aircraft depending on market dynamics, aircraft condition and aircraft model.
In support of the maintenance of our fleet, we maintain in-house maintenance personnel, facilities and MSUs under FAA Part 135 in support of our planned and unplanned maintenance activities where we have both the capability and the capacity. Due in part to progress with our fleet modernization strategy, we have streamlined our internal maintenance footprint and headcount and repositioned our MSUs throughout the U.S. to perform line-maintenance work. If Wheels Up does not have the capability and/or capacity to perform maintenance or repairs in-house, we have entered into long-term agreements with qualified vendors to perform maintenance on certain of our aircraft, aircraft components and engines, generally at agreed upon work-scopes, pricing and availability requirements.

Government Regulation
We are subject to government regulation at federal, state, local and international levels. The scope of these regulations is exceedingly broad, covering a wide range of subjects that includes, but is not limited to, those summarized below.
Principal Domestic Regulatory Authorities
U.S. Department of Transportation (“DOT”)
DOT is the principal regulator of economic matters in the aviation industry. As applied to our business, under Title 14 of the Code of Federal Regulations (“14 C.F.R.”) Part 298, DOT oversees the operations of our subsidiaries that operate as air taxis, or on-demand operators of small aircraft with less than 20 passenger seats. This includes economic authority to conduct business as an on-demand air carrier, as well as consumer protection and insurance requirements that are applied to the conduct of such business. In 14 C.F.R. Part 380 (“Part 380”), DOT also approves and oversees the performance of public charters that may be arranged by a non-air carrier public charter operator for the purpose of offering to the public charter flights that will be performed by an identified air carrier at a predetermined date and time (in contrast to the on-demand, or as-needed/where-needed, character of our air taxi operations).
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
Importantly, DOT also enforces U.S. laws governing the citizenship of air carriers. For our air carrier subsidiaries to maintain their air carrier licenses, registrations and other authorizations to hold out and operate services, we must ensure that DOT’s citizenship requirements are satisfied. This means that those air carriers must be under the actual control of U.S. citizens (as defined in 49 U.S.C. Section 40102(a)(15)) and must satisfy certain other requirements, including that each air carrier’s president/chief executive officer and at least two-thirds of its board and other managing officers are U.S. citizens and that at least seventy-five percent of its stock entitled to vote is owned and controlled, directly and indirectly, by U.S. citizens. The amount of non-voting stock that may be owned or controlled by non-U.S. citizens is limited as well.
U.S. Federal Aviation Administration
The FAA is the principal regulator of safety matters in the aviation industry. The FAA’s regulations touch on many aspects of civil aviation, such as the:
•design and manufacturing of aircraft, engines, propellers, avionics and other key components (collectively the “aircraft,” as used below), including engine noise and other environmental standards;
•inspection, maintenance, repair and registration of aircraft;
•training, licensing or authorizing and performance of duties by pilots, cabin attendants and maintenance technicians;
•testing of safety-sensitive personnel for prohibited drug use or alcohol consumption;
•design, construction and maintenance of runways and other airport facilities;

•operation of air traffic control systems, including the management of complex air traffic at busy airport facilities;
•certification and oversight of air carriers;
•establishment and use of SMS by air carriers;
•promotion of voluntary systems to encourage the disclosure of data that may aid in enhancing safety; and
•oversight and operational control of air carriers by key personnel, including directors of operations, directors of maintenance, chief pilots, chief inspectors and directors of safety.
Numerous FAA regulations impact our operations and business, and include the following Parts of 14 C.F.R.:
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
U.S. Transportation Security Administration (“TSA”)
As an agency of the U.S. Department of Homeland Security (“DHS”), TSA is the principal regulator of security matters in the aviation industry. Among other things, the TSA regulates the standard security programs in use by U.S. airports and aircraft operators. These programs include elements relating to the training of flight crews, checking the identity and screening of passengers, application of security watch lists and cooperation in threat assessments and responses.
U.S. Customs and Border Protection (“CBP”)
CBP, also an agency of DHS, is the principal regulator of customs and immigration matters affecting the aviation industry and enforcer of certain public health matters affecting the aviation industry. If our air carrier operations include an international flight segment, we must provide CBP with an advance disclosure of passenger information, facilitate CBP’s inspection of baggage and help ensure the proper disposal of any foreign-originating refuse on the aircraft. CBP also oversees entry and clearance into the U.S., including with respect to exports and imports, and issues landing rights approvals for aircraft arriving in the U.S. from abroad.
U.S. Environmental Protection Agency (“EPA”)
The EPA is the principal federal environmental regulator. In January 2021, the EPA promulgated new rules relating to the greenhouse gas emissions from carbon fuels used in aircraft engines for aircraft manufactured or in-production on or after January 1, 2028. This will bring about a change in future aircraft engine designs and approvals and eventually require replacement of engines in future years. This area of regulation is still subject to change based on domestic and international laws and standards intended to address global environmental issues, making it difficult to predict future impacts on our business. Our costs to comply with environmental laws were insignificant for the years ended December 31, 2025, 2024 and 2023.
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
Foreign Regulatory Authorities
We are also subject to laws and regulations of various foreign governments and regulatory authorities in the areas in which we operate, where our employees reside and where we have a physical presence. Most foreign countries have their own regulatory authorities that parallel those found in the U.S. The complexity of interaction with the foreign regulators can be magnified by the nature of our operations or presence in the foreign country, as well as differences in language, culture, legal and social norms, tax and budgetary practices and perspective on economic development and competition.
Privacy and Data Protection
We process personal information and other customer data, including sensitive data for certain members, customers and employees, and we rely in part on third-parties that are not directly under our control to manage certain of these operations and to process such personal information, including payment information. Our internal cyber team manages our cybersecurity and data privacy and protection measures, and we use outside consultants and software to assist with threat protection. Our technology platform is an integral aspect of our business. Our compliance with laws governing processing and protecting personal data is necessary for us to achieve our objective of continuously enhancing the user experience of our mobile application and marketing site.
We are subject to increasing requirements by regulatory authorities and other third parties regarding the processing of personal information and other data relating to individuals. A variety of federal, state, local, municipal and foreign laws and regulations, as well as industry standards (such as the payment card industry standards) govern the processing and security of this information including but not limited to, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) and the U.K. Data Protection Act 2018 (“U.K. DPA”). Laws and regulations relating to privacy and data protection are continually evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. The failure to comply with such data protection and privacy regulations can result in fines, penalties and the enforcement of any non-compliance, which could significantly impact our business operations. See the caption titled “Privacy concerns in the territories in which we operate could result in additional costs and liabilities to us,” in Part I, Item 1A “Risk Factors” in this Annual Report for more information about risks related to our technology and data privacy practices.
Intellectual Property
Protecting our technology and other intellectual property is an important aspect of our business. We seek to protect our intellectual property, including our technology and confidential information, through a combination of patents, trademarks and trade secret protections, as well as contractual commitments and security procedures. We own certain trademarks important to our business and brand, such as the “Wheels Up” and “Air Partner” words and design marks, and certain domain names, including “wheelsup.com” and “airpartner.com.” We also hold a patent for our proprietary schedule optimizer software, which is integrated into our booking and scheduling systems for on-demand private flights. We generally require our employees and consultants to enter into confidentiality agreements and certain third parties to enter into non-disclosure agreements. We regularly review our technology development efforts and branding strategy to identify and assess the protection of new intellectual property.
Environmental
Federal, state, local and foreign laws, regulations and ordinances relating to, among other things, the protection of the environment and noise, including those relating to emissions to the air and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials, have the potential to adversely impact our operations and the private aviation industry. Our primary controlled aircraft operating locations are in the U.S.; however, we conduct charter operations and other services globally. Our maintenance and operations facilities are subject to numerous regulations, ordinances and permitting requirements depending on the locale. We have controls and procedures for our environmental compliance processes and continue to evolve these processes as we expand.
Climate change concerns and future legislation may play a significant role in how we develop our business, the availability of new technologies that we may be required to implement and the jurisdictions in which we operate. New laws may come in various forms, including more stringent emissions requirements, the mandated use of certain aviation fuel types or fuel efficiency requirements, or required public disclosures about climate change-related risks, our emissions or other aspects of our carbon footprint. We are committed to reducing the environmental impact of our operations, including through our fleet modernization strategy that we expect will result in the replacement of older, higher emitting and less fuel efficient aircraft with newer, more fuel efficient models and other sustainable practices, such as waste reduction initiatives. We may adopt or provide our members and customers with choices intended to offset emissions from our flight operations through, among others, SAF purchase options or carbon offset fees, which we currently offer for certain flights.
Employees
As of December 31, 2025, Wheels Up and its consolidated subsidiaries had 1,250 employees, including 1,247 full-time employees and three part-time employees. As of December 31, 2025, approximately 80% of our total employees were based in the U.S., with the remaining employees most heavily concentrated in the U.K., France, Germany, Italy and the United Arab Emirates. We continuously review our staffing needs considering operational demand, the impact of our fleet modernization strategy and our ongoing efficiency and cost reduction efforts. As we advance our fleet modernization strategy, we expect to continue onboarding or re-training pilots and certain operations and maintenance personnel to support our growing Bombardier Challenger 300 series and Embraer Phenom 300 series fleets and as we exit our legacy fleets. As of December 31, 2025, we employed approximately 300 pilots across our controlled fleet.
Our success is built upon creating and delivering highly competitive rewards for our employees by taking a progressive approach to comprehensive benefits. Our goal is to maximize the impact of the Wheels Up team by attracting, engaging and retaining talented, dedicated and passionate people in the marketplace. We consistently evaluate our rewards programs in light of changes in market practices and seek to design comprehensive compensation programs that align the goals of employees with those of our stockholders. We currently offer an array of attractive benefits that we believe are aligned with industry practice and the needs expressed by our employees.

Corporate History and Structure
Overview
Wheels Up was formed on July 1, 2013. On July 13, 2021 (the “Business Combination Closing Date”), Wheels Up Partners Holdings LLC, a Delaware limited liability company (“WUP”), completed a business combination with Aspirational Consumer Lifestyle Corp. (“Aspirational”), a New York Stock Exchange (“NYSE”) listed blank check company (the “Business Combination”), after which WUP became a subsidiary of Wheels Up Experience Inc. Our shares of Class A common stock, $0.0001 par value per share (“Common Stock”), began trading on the NYSE under the ticker symbol “UP” on July 14, 2021.
Wheels Up is a holding company with no direct operations. Wheels Up conducts its business through its direct subsidiary, WUP, and WUP’s operating subsidiaries, including, among others, its primary air carrier subsidiaries - WUPJ and WUP LLC. Wheels Up conducts substantially all of its operations outside of North America through Air Partner Limited, its U.K.-based subsidiary, and its subsidiaries, which operate across four continents.
2023 Credit Agreement & Common Stock Issuances
On September 20, 2023, Wheels Up entered into a Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”), Cox Investment Holdings, LLC (“CIH” and, collectively with Delta and CK Wheels, the “Initial Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), which was subsequently amended by Amendment No. 1 to Credit Agreement, dated November 15, 2023 (the “First Credit Agreement Amendment” and, collectively with Amendment No. 2 to Credit Agreement, dated November 13, 2024, Amendment No. 3 to Credit Agreement, dated April 30, 2025, and the Original Credit Agreement, the “Credit Agreement”), by and among Wheels Up, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, certain other lenders named therein (collectively, the “Incremental Term Lenders” and together with the Initial Lenders, the “Lenders”), and the Agent. Pursuant to the Credit Agreement, (i) the Lenders provided a term loan facility (the “Term Loan”) in the aggregate original principal amount of $390.0 million and (ii) Delta provided commitments for a revolving loan facility (the “Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million.
In connection with the transactions contemplated by the Credit Agreement, Wheels Up entered into an Investment and Investor Rights Agreement on September 20, 2023 (the “Original Investor Rights Agreement”), by and among Wheels Up and the Initial Lenders, which was subsequently amended by Amendment No. 1 to Investment and Investor Rights Agreement, dated as of November 15, 2023 (the “First Investor Rights Agreement Amendment” and, collectively with the Original Investor Rights Agreement, Amendment No. 2 thereto, dated September 22, 2024, Amendment No. 3 thereto, dated September 21, 2025, and the Investor Rights Agreement Joinders (as defined below), the “Investor Rights Agreement”), by and among Wheels Up and Initial Lenders. Substantially concurrently with entering into the First Investor Rights Agreement Amendment, the Company and Initial Lenders entered into joinders to the Investor Rights Agreement (collectively, the “Investor Rights Agreement Joinders”) with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed certain rights and obligations thereunder, including the right to receive a pro rata portion of the Investor Shares (as defined below). Pursuant to the Investor Rights Agreement, the Company issued, in two separate private placements on September 20, 2023 and November 15, 2023, 671,239,941 shares of Common Stock in the aggregate to the Lenders. Such shares of Common Stock were issued such that as of November 15, 2023, each Lender had been issued a pro rata portion of such shares equal to the proportion of its participation in the Term Loan.
The Investor Rights Agreement sets forth, among other things, certain rights and obligations applicable to the Lenders and Wheels Up, which include, among others, the rights of Delta and CK Wheels to each designate and remove four directors to the Board so long as such stockholder continues to hold at least 75% of the shares of Common Stock issued to it pursuant to the Investor Rights Agreement, and CIH to designate and remove one director to the Board, so long as it holds at least 30% of the shares of Common Stock issued to it pursuant to the Investor Rights Agreement.
In addition, certain Lenders have agreed to limit the number of shares of Common Stock they are entitled to vote at any meeting of Wheels Up’s stockholders or for the purpose of consummating any consent solicitation, as follows:
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
•Each of Pandora Select Partners, L.P., Whitebox Multi-Strategy Partners, L.P. and Whitebox Relative Value Partners, L.P. (collectively, the “Whitebox Non-U.S. Entities”) may not vote more than 0.043%, 0.595% and 0.362% (collectively, the “Whitebox Non-U.S. Voting Percentage”), respectively, of the Company’s issued and outstanding shares of Common Stock as a result of the Citizenship Limitation and pursuant to Article X of the Certificate of Incorporation and the Investor Rights Agreement; and
•by agreement with Delta, any shares of Common Stock in excess of 29.9% held by Delta will be neutral shares with respect to voting rights and voted in proportion to all other votes cast (“for,” “against” or “abstain”) other than by Delta.
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

ITEM 1A. RISK FACTORS
Risks Relating to Our Business Model, Strategic Execution and External Environment
We may not be able to successfully implement our growth strategies or realize the expected benefits of our strategic initiatives, including changes in our commercial offerings, operational efficiency and cost reduction actions, and our fleet modernization strategy.
To timely achieve our business and financial goals, we must, among other things, grow our service offerings and customer base to continue competing effectively, realize efficiencies and cost savings, leverage our first-of-its-kind partnership with Delta, progress our fleet modernization strategy, optimize our asset utilization and operations, and develop our technology and infrastructure to support our operations. We may not be successful in implementing these initiatives or fail to realize the expected benefits on the timelines that we anticipate, including due to factors outside of our control, which may adversely affect our business, results of operations and financial condition.
Our current fleet modernization strategy has been and will continue to be capital and resource intensive for its duration due to the scale of the transformation. During the period of transition, we may experience variability in, or adverse effects to, our assets, business, results of operations and financial condition due to, among other things, changes in the market for purchases, leases and sales of aircraft, costs associated with such strategy, including to hire or re-train qualified personnel, incurring additional debt to finance aircraft acquisitions and our ability to timely tailor our service offerings alongside changes in our aircraft fleet. In addition, we may not execute our current fleet modernization plan on the timeline that we currently anticipate or may fail to realize the expected benefits from such strategy, which may adversely affect our business, results of operations and financial condition.
We frequently evaluate strategic transactions involving our business, which involve risk and may adversely affect our ability to execute our strategic business initiatives or achieve our financial goals.
We frequently consider opportunities to acquire other assets, businesses, products or technologies, divest assets or businesses, and enter into other strategic transactions to advance our business initiatives, enhance our service offerings and operations, help us achieve our financial goals or otherwise improve our long-term performance and value. Any such transaction could be material to us and involve substantial execution risk, contingent consideration, issuances of dilutive securities or the assumption or incurrence of debt. If we pursue any strategic transaction, our ability to successfully implement and realize the benefits from such transaction would depend on many factors, including with respect to, among others, our lenders, other capital sources, contractual restrictions and regulators. We cannot guarantee that any future transaction will be completed or integrated successfully, or that it will result in the anticipated benefits, which may adversely affect our business, results of operations and financial condition.
A decrease in demand for the private aviation services we offer could adversely affect our business, results of operations and financial condition.
Demand for private aviation services has historically fluctuated due to economic cycles, geopolitical events, the COVID-19 pandemic and other events that influence the behavior of private flyers. Any general downturn in economic, business and financial conditions, including outsized impacts in larger metropolitan areas in the U.S., U.K. and Europe where our members and charter customers are more concentrated, that has an adverse effect on our members’ or customers’ spending habits could decrease their demand for travel and, to the extent they travel, increase their use of other modes of travel. If demand for private aviation and other services we offer, or our success in selling our services, were to decrease, we could experience slower than expected growth, lower demand for flight services, a reduction in flight spend or the utilization of our aircraft, lower purchases or usage of Membership Funds, or a general shift from our membership program (where Membership Funds received up front are typically applied to future flying over a multi-month period), to our charter solutions (where funds for a flight are received close in time to booking), including due to our responses to changes in demand for our services, all of which could have an adverse effect on our business, results of operations, financial condition and financial goal achievement.

The private aviation industry in the markets in which we compete is highly competitive.
We compete with many participants in the highly fragmented private aviation industry, including geographically diverse private aviation and commercial airline operators with varying business models. Our present and potential customer base is finite, and we must continue to refine our service offerings to remain attractive to a broad base of potential members and customers with varying needs. We may also introduce new service offerings or enter new geographic markets where competitive dynamics or regulatory requirements are different, which may impact the adoption of our commercial offerings or reduce the expected benefits from capital investments. Variability in competition in the private aviation industry and any inability by us to compete effectively in the markets we serve could adversely affect our business, results of operations and financial condition. See the heading “Competition & Strategic Outlook” in Part I, Item 1 “Business” in this Annual Report for more information about factors that affect competition in the private aviation industry.
Any damage to our reputation or brand image could adversely affect our business or financial results.
Our reputation and brand, the ease and reliability of our services and our ability to provide high-quality member and customer experiences are important to our business and financial success. If our efforts to promote and maintain our brand and reputation are not successful, we do not continuously achieve high levels of member and customer satisfaction or there is an adverse event that impacts the perception of us or the private aviation industry, our ability to attract and retain members and customers and our business, growth plans, results of operations and financial condition may be adversely affected.
Risks Relating to Our Aircraft Operations and Safety
The operation of aircraft is subject to risks, and our failure, or the failure of the aviation industry, to maintain an acceptable safety record may adversely affect our business, results of operations and financial condition.
The operation of aircraft is subject to risks, including catastrophic disasters, crashes and mechanical failures, which may result in personal injury, loss of life and environmental and property damage. We cannot guarantee that our safety and training programs will prevent future accidents or provide an adequate level of safety to support an acceptable safety record. Any accident involving the aircraft models that we operate could obligate us to take those aircraft out of service until the cause of the accident is determined and rectified. It is also possible that the FAA or other regulatory bodies in another country could ground a model of aircraft that we fly and restrict it from flying in their airspace. Safety issues experienced by a particular aircraft model could negatively affect the public’s view of industry safety, result in members and customers refusing to use that particular aircraft model or prompt a regulatory body to ground that model. If any of these events occur, our compliance costs could increase, we could experience losses from, among other things, the termination of member and customer relationships, reputational damage, higher insurance rates, passenger litigation, survivors and property owners involved in any incident, regulatory investigations and enforcement actions, potential grounding of our fleet and/or suspension or revocation of our operating authorities. In addition, the value of the aircraft model might also be diminished in the secondary market if it is considered less desirable for future service, which may adversely affect our compliance with certain debt covenants or require us to post additional collateral to comply with such covenants.
We are exposed to operational disruptions and costs due to maintenance and repairs to our aircraft.
We rely on internal maintenance and repair capabilities for certain items for our controlled aircraft, and supplement those capabilities by using third party providers, generally for heavier maintenance, repair or inspection events. The availability of third-party maintenance and repair services is finite, and the facilities are geographically dispersed. We also frequently operate in remote locations where the delivery of parts or transportation of maintenance personnel is more difficult, which could result in operational disruptions. If we are unable to perform timely maintenance and repairs to our aircraft, our aircraft may become prone to unplanned maintenance events that impact members and customers or unavailable for extended periods, which could adversely affect our business, results of operations and financial condition.

Occasionally, OEMs and/or regulatory authorities (such as the FAA) require mandatory or recommended modifications or inspections for particular aircraft, which may mean having to ground aircraft permanently or for extended periods while maintenance is performed or parts become available for installation. This may cause operational disruption to us, result in unexpected costs and pose a risk to our business, results of operations and financial condition. Our maintenance costs could potentially increase as our fleet ages or we concentrate our controlled fleet to fewer aircraft models. Any failure to comply with regulatory requirements related to the maintenance and operation of our aircraft may result in enforcement actions, including revocation or suspension of our operating authorities, which could adversely impact our business, results of operations and financial condition.
We are sometimes affected by aviation-related factors beyond our control, any of which could have an adverse effect on our business, results of operations and financial condition.
Like other aviation companies, our business is affected by factors beyond our control, including air traffic and ground congestion at airports, airport closures, air traffic control inefficiencies and air traffic re-routing, staffing shortages, including as a result of government shutdowns or funding changes, security-related issues, changing governmental, legal, regulatory and security requirements, and new or changing travel-related tariffs, trade policies and taxes. These factors may restrict our ability to service certain locales, cause flight delays, frustrate passengers and increase operating costs, which in turn could adversely affect demand for services and our margins.
In the U.S., the federal government singularly controls all U.S. airspace. The expansion of our aircraft operations into international markets would involve a greater interaction with the regulatory authorities of the foreign countries in which we may operate. Inefficiencies in air-traffic control systems frequently compel aviation operators to fly inefficient, indirect routes resulting in delays and increased operational cost. Unexpected technical system outages have occurred in the past and have resulted in the temporary grounding of commercial air traffic for periods, which adversely affected, among others, private aviation industry operators during the duration of the outage. Understaffing of certain U.S. and foreign air traffic control systems have led to flight delays and cancellations and resulted in additional costs for aviation operators. In addition, changes to U.S. or international air traffic control systems or protocols could lead to increased costs, legal issues or operational inefficiencies. Each of the foregoing instances could adversely affect our business, results of operations and financial condition.
Extreme weather, natural disasters and other adverse events could have an adverse effect on our business, results of operations and financial condition.
Adverse weather conditions and natural disasters, pervasive thunderstorms, hurricanes, snowstorms, fog, mist, sea-level rise, wildfires or earthquakes can cause flight delays or cancellations or other operational impacts, loss of revenue, decreased demand for our services and reputational harm to us. We frequently fly to small or non-primary airports without a commercial airline presence, which may not maintain the level of preparedness to continue operations during such events. In addition, we must plan our operations around adverse weather conditions and natural disasters that may render large areas inaccessible for extended periods or at peak demand times. Delays or cancellations of flights due to adverse weather conditions or natural disasters, or related air traffic control issues or inefficiencies, may adversely affect our business, results of operations and financial condition.
Terrorist activities, geopolitical hostilities or other security events may adversely affect our business, results of operations and financial condition.
Terrorist activities, geopolitical hostilities or other security events, or the fear or threat of those events, have historically adversely affected the aviation business in general. These events could cause flight delays and disruptions, result in travel restrictions, discourage members and customers from flying and decrease purchases of Membership Funds. In addition, such events, even if not directly involving air travel, may require us to devote more financial resources and time to compliance with new regulations or heightened safety and security procedures, or generally reduce the demand for private aviation services. We cannot provide any assurance that these events will not harm the aviation industry generally or our business, results of operations and financial condition.

Increases in fuel costs could adversely affect our business, results of operations and financial condition.
Our members pay an indexed aircraft fuel surcharge based on estimated billable flight time. Given our contractual ability to pass on increased fuel costs to our members and customers, as of the date of this Annual Report we do not hedge fuel costs. Any sustained increase in aircraft fuel prices and/or reduction in levels of flight activity related thereto may adversely affect member retention, the use of Membership Funds, charter flight activity and sales efforts, which could adversely affect our business, results of operations and financial condition. In the future, environmental regulations may require us to use alternative fuels that increase our costs or costs for our members and customers due to scarcity and unavailability in the areas in which we operate.
Risks Relating to Our Relationships with Third Parties
If we face problems with any of our third-party service providers, our operations could be adversely affected.
Bombardier Inc., Embraer S.A., Textron Inc., Honeywell International, Inc., Pratt & Whitney Canada Corp. and Rolls-Royce Corporation manufactured virtually all of our controlled aircraft and engines. Our agreements with OEMs and other third-party service providers for maintenance and repair services and parts are generally subject to their product and workmanship warranties. We may bear rising costs passed through by these third parties, including due to increases in labor, transportation and raw materials costs and tariffs and trade policies. In addition, we may bear increased costs if we determine it is in our best interests to change vendors or service providers, including from maintenance programs facilitated through OEMs to other third-party service providers, or vice versa. If any of these OEMs or other third-party service providers do not meet their obligations to us, there is an interruption in parts production or the provision of services for any reason, the costs to procure parts and maintenance services increases significantly or our agreements with such OEMs or other third-party service providers unexpectedly end, our operations may be severely disrupted, which could adversely affect our ability to serve members and customers, the value of our aircraft, relations with our lenders and our results of operations and financial condition.
We also rely on third-party service providers for essential elements of our operations and corporate activities, including IT services. Our agreements with such third-party providers are generally subject to termination after notice or a stated period. If our third-party service providers terminate their contracts with us or do not provide timely or consistent service, we may not be able to replace them in a timely, cost-efficient manner to support our operational needs, which could have adversely impact our business, results of operations and financial condition.
If third-party operators that we rely on to provide certain flights to our members and charter customers do not perform adequately or unexpectedly terminate their relationships with us, our costs may increase and our business, operations, results of operations and financial condition could be adversely affected.
Our ability to source charter services from reliable third-party operators for a portion of member and charter customer flights is important to our business model and service delivery. These third-party operators are generally subject to similar operational, business and financial risks as us. Several of these third-party operators provide capacity to us that we may be unable to replace promptly or in a cost-effective manner if the operator fails to perform its obligations to us. If any third-party operator does not perform to our expectations, fails to deliver their services to us or on our behalf in a timely manner or at all, or terminates its relationship with us for any reason, we may be held responsible by our members and customers and our reputation, business, results of operations and financial condition could be adversely affected.
In the past, we have provided minimum flight guarantees, prepayments and deposits to third-party aircraft operators to secure their services during times of high demand and limited aircraft supply. If we are unable to add new or replace third-party operators over time, or otherwise source the requisite number of aircraft to service our flight demand on terms favorable to us, our business, results of operations and financial condition could be adversely affected by, among other things, higher than expected capital or operating expenditures as we seek alternatives or costs to recover any prepayments or deposits made to such operators to secure their services.

We rely on third parties maintaining open marketplaces to distribute our mobile and web applications and flight management system, the disruption of which could adversely affect our business, results of operations and financial condition.
We rely on third parties to maintain open marketplaces for downloads of our mobile applications. There can be no assurance that the marketplaces through which we distribute our applications will maintain their current structures or will not increase costs to list our applications for download. We may not be able to maintain or modify our platform, including our mobile and web-based applications and UP FMS, to ensure its compatibility with third-party offerings following development changes. Moreover, some of our competitors or technology partners may take actions that disrupt the interoperability of our offerings with their own products or services, or exert strong business influence on our ability to operate our platform and provide our service offerings to members and customers.
In addition, if any open marketplaces or our third-party providers of applications, software, products and services on which we may rely cease to provide access or alter their terms in a manner in which we believe to be unattractive or unreasonable, do not provide us with the most current version of such software, modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform, or gives preferential treatment to competitive products or services, we may be required to seek alternatives, which may be more expensive, inferior or unavailable. Any of these events, and downstream harm to our operations, could adversely affect our business, results of operations and financial condition.
Risks Relating to Our Employees
The loss of key personnel upon whom we depend on to operate our business, the inability to attract additional qualified personnel and increased labor costs could adversely affect our business.
We compete against commercial and private aviation operators, including the major airlines, for management leaders, maintenance and operations personnel, pilots and other skilled labor. We may not be successful in retaining or attracting highly qualified and talented personnel, including management leaders, which could have an adverse effect on our business, results of operations and financial condition.
Our pilots are subject to stringent qualification and flight training standards, which require timely access to flight simulators, instructors and related training equipment at significant expense. We regularly hire and retrain pilots as part of our fleet modernization strategy, which could increase our training and labor costs, or result in fluctuations in pilot availability relative to demand or other inefficiencies, which could increase our operating expenses, adversely affect our margins and make the achievement of our growth and financial goals more difficult.
The unionization of our pilots, maintenance or operations personnel could increase our labor costs and lead to other operational disruptions.
As of the date of this Annual Report, our pilots, maintenance and operations personnel are not represented by labor unions. If, in the future, our employees engage in union organizing activity, we may be required to negotiate a collective bargaining agreement in good faith, experience work slowdowns or stoppages, receive adverse public attention and experience additional business complications, each of which could increase our operating expenses and adversely affect our business, results of operations, financial condition and competitive position.
Financial Risks Relating to Us and Our Business
We anticipate continued variability in our financial results as we execute our multi-year business transformation.
We have a history of net losses and negative cash flows from operations, and anticipate continued variability in our net losses and cash flows during our multi-year business transformation. If we achieve profitability, we may not be able to sustain or increase such profitability. As a result, we may take action to stabilize our revenue sources, improve our margins, reduce costs or realize efficiencies and address changes in market dynamics. The timing of any achievement of our business and financial goals may not align with our predictions or occur at all. If we cannot achieve and sustain profitability and positive cash flow or raise additional capital, our business could be adversely affected, we may not have sufficient liquidity, and we may not be able to meet our contractual obligations, including under aircraft operating leases, debt obligations and deferred revenue arrangements with members and customers. In addition, any assumptions underlying estimates of growth, expected cost savings, revenues, or operational or profitability goals may turn out to be inaccurate and the timing of such results may not be predicable with certainty.
Our debt obligations include covenants and events of default that limit certain actions we may take, and any failure to comply with such covenants and events of default could adversely affect us.
Our debt obligations under the Revolving Equipment Notes, Term Loan and Revolving Credit Facility (as each term is defined in Note 8, Long-Term Debt in Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report), and other financing agreements that we may enter into from time to time, contain certain covenants and events of default that we must comply with, such as:
•under the Revolving Equipment Notes, certain loan to value ratio and average age limit covenants for financed aircraft, a requirement to maintain interest reserves and requirements to pledge additional cash or tangible collateral for the benefit of the Revolving Equipment Note lenders in the event of non-compliance;
•under the Credit Agreement, limitations on our ability to prepay other indebtedness, repurchase or issue our Common Stock or other equity interests, pay dividends and make certain distributions, including to our stockholders, make certain investments, acquire or dispose of certain assets and complete certain merger transactions, and replace existing debt and incur new debt and encumbrances; and
•under the Investor Rights Agreement, requirements for certain Lenders to approve, among other things, large capital expenditures, certain acquisitions of assets or equity interests in excess of certain amounts, issue equity interests, materially change our business or enter into certain arrangements with a Lender.
Certain covenants and events of default in our debt agreements are subject to important exceptions, qualifications and cure rights. In addition, certain of our debt obligations are cross-collateralized, such that an event of default or acceleration of debt under one agreement will result in an event of default under other debt agreements. If we fail to comply with such covenants, experience events of default for which no cure, amendment, consent or waiver is timely obtained, or do not timely refinance the debt obligations subject to such covenants or take other mitigating actions, the holders of our debt could, among other things, declare all amounts, premiums and penalties immediately due and payable and, subject to applicable terms, repossess or foreclose on collateral, including our aircraft, other assets and subsidiary equity interests that are pledged as collateral under certain debt agreements. Any default, event of default, acceleration of debt, actions to repossess or foreclose on collateral, credit downgrade or failure to obtain additional financing on terms we deem attractive, or at all, could have an adverse effect on our business, results of operations and financial condition. See Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report for information about interest rate risk.
Our ability to obtain additional financing, refinance our existing debt obligations in the future on terms we deem attractive or access the capital markets may be limited.
We require sufficient liquidity levels for our operations and strategic business initiatives, including our multi-year business transformation and fleet modernization strategy. We have existing debt obligations and may seek to incur additional debt or other arrangements in the future to fund working capital requirements, other debt service obligations, strategic transactions, capital expenditures and strategic initiatives. Factors that may affect our ability to obtain additional financing, refinance existing debt obligations or access the capital markets on terms attractive to us include: our financial performance, operating cash flows and liquidity; the timing of capital requirements or strategic initiatives; changes in the market for our equity securities and conditions in the capital markets generally; credit status or credit ratings; market conditions in the private aviation industry; general economic conditions and geopolitical events; and the ability to use our assets as collateral for future financings, refinancings or sale-leaseback transactions. We may also be required to seek the consent of third parties under the agreements governing our existing indebtedness and the Investor Rights Agreement for any new financing, refinancing or capital markets activity. External financing may not be available to us in the future on terms that we deem attractive, or at all, to fund the capital needs of our business. Any inability to source additional financing on terms we deem attractive, or at all, could adversely affect our business, results of operations and financial condition, and our ability to execute our strategic goals.
We may never realize the full value of our assets, including goodwill or our long-lived assets, which may cause us to record impairments that may adversely affect our results of operations and financial condition.
We are required under accounting standards to test our indefinite-lived intangible assets, including goodwill, for impairment on an annual basis, or more frequently where there is an indication of impairment. We are also required to test certain of our other assets for impairment where there is any indication that an asset may be impaired. These assessments are sensitive to key assumptions, such as appraised asset values, forecasts of future cash flows, interest rates and weighted average cost of capital, volatility in the capital markets and fluctuations in our stock price. If the assumptions used in these assessments are not realized or they change, we may need to record an impairment charge, as we have from time to time in the past. Any future impairment loss related to our assets or goodwill could have an adverse effect on our results of operations and financial condition, the trading prices for our Common Stock and the perception of the Company held by investors, members and customers, and other third parties.
The residual value of our owned aircraft may be less than estimated in our depreciation policies.
As of December 31, 2025, $185.1 million of our property and equipment, net of accumulated depreciation, was attributable to our owned aircraft. Significant decreases in the market value of our long-lived assets, the condition of those long-lived assets or our use of such assets, operating cash flows associated with the use of our long-lived assets, changes in supply and demand for the aircraft types we operate or strategic business initiatives that result in the retirement of certain aircraft, can each give rise to an impairment charge if the estimated residual value of affected asset is determined to be lower than the residual value assumptions used in our depreciation policies. An impairment charge related to any of the aircraft models that we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in an adverse impact on our results of operations and financial condition. Similarly, any factor that results in an impairment charge for any of the aircraft models we operate could lead to lower appraised values for such aircraft, the magnitude of which may increase as we concentrate our controlled fleet to two primary aircraft types, which in turn could adversely affect covenant compliance under certain of our debt agreements and increase the difficulty of refinancing or securing additional financing secured by those assets.
We may incur substantial costs related our leased aircraft, including for return obligations.
Our aircraft leases generally have multi-year terms, require us to pay for maintenance costs associated with the aircraft and return the aircraft to the lessor in a specified condition. Any unexpected increase in leased aircraft maintenance or return costs, whether due to issues that become prevalent in certain aircraft models over time or due to manufacturer defects not covered under applicable warranties, the availability and cost of any parts or equipment necessary to put the aircraft in the required return condition, or the strategic early termination or non-renewal of a lease, may adversely affect our results of operations and financial condition.
Any inability to maintain sufficient insurance coverage on terms we deem attractive may adversely affect our business, financial position and results of operations.
We carry insurance that we believe are customary in the private aviation industry, including, but not limited to, aviation hull, aviation liability, premises, hangarkeepers, product, war risk, general liability, workers compensation, directors and officers liability and cybersecurity. If our insurance carriers are unable or unwilling to provide us with sufficient coverage on terms we deem attractive, including due to losses within the aviation industry and the impact of general economic conditions, and if insurance coverage is not available from another source, our insurance costs may increase or result in a breach of regulatory requirements or contractual arrangements requiring that specific insurance be maintained, each of which may adversely affect our business, results of operations and financial condition. There can be no assurance that our insurance underwriters will be able to fund existing and future claims, which may also adversely affect us. We may also decide to self-insure or increase our retention under insurance policies, which could result in larger or more frequent losses. In addition, if our third-party aircraft operators’ insurance costs increase, they will likely pass on the increased costs to us, which in turn could increase the prices we charge to our customers, adversely affect demand for our services and harm our business.

Legal and Compliance-Related Risks to Us and Our Business
Any changes in federal, state, local and foreign laws, regulations and ordinances, including any that impose additional requirements and restrictions on our operations, could increase our compliance and operating costs and result in service delays and disruptions.
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to, among other things:
•regulation of our air carrier operations by the DOT, FAA, DHS, TSA, CBP and other governmental agencies, which impose substantial certification and compliance costs on us and may also restrict our business now or in the future, including by grounding aircraft, requiring enhanced inspections of or maintenance on our aircraft, or other actions to suspend or revoke our FAA operating certificates or frustrate our ability to obtain required licenses, clearances or bonds from governmental agencies;
•environmental and noise-related regulations and ordinances, including for emissions, pollution and the disposal of hazardous substances, oils and waste materials; and
•climate change, carbon emissions, waste generation and energy-related regulations, and related public disclosure requirements, which may curb the use of conventional aviation fuels, require the use of renewable or other fuels for our aircraft at higher costs, require us to make capital investments to modernize certain aspects of our operations or otherwise prepare for, respond to and mitigate the physical effects of climate change or environmental factors on our operations.
In addition to existing laws, regulations and ordinances, including the foregoing, we are or may in the future be subject to new or proposed laws and regulations that may affect us directly or indirectly, including through our members and customers, third parties on which we rely or in the areas in which we operate. Any such existing, new or potential laws, regulations and ordinances could increase our compliance and operating costs, require management to devote more time and resources to compliance, operations or remediation actions, and have an adverse effect on our business, results of operations, financial condition and reputation.
Any inability to satisfy the terms of our contractual agreements, including operating leases and debt financing obligations, could adversely affect our business, results of operations and financial condition.
We have contractual obligations necessary for our operations and business, including:
•fixed or variable rate aircraft operating leases that include end-of-lease return conditions that may result in substantial payments by us to maintain and return the aircraft to its owner at the end of the lease;
•agreements with our members and charter customers, including Membership Fund agreements under which we agree to provide future services for which we have already received deferred revenue and our performance requires sufficient levels of working capital in the future to meet our performance obligations;
•debt financing obligations, including the Revolving Equipment Notes, Term Loan and Revolving Credit Facility, that may require periodic prepayments upon the occurrence of certain events or events of default and will require substantial repayments or refinancing at maturity; and
•ordinary course contractual obligations needed for our operations, such as fuel purchase, credit card processing, software and IT services and other agreements with third parties, which have varying terms and conditions and may require prepayments upon the occurrence of certain events.
Our ability to timely pay or perform our contractual obligations as they come due will depend on, among other things, our future run-rate results of operations, cash flows and financial condition and available financing options. We may not have sufficient available liquidity, our operations may not generate sufficient cash flow to make required payments as they come due and we may not be able to obtain additional financing in the future to fund our operations and pursue our strategic business initiatives. Any inability to pay, perform or satisfy our contractual obligations as they come due for any reason and maintain sufficient levels of working capital could have an adverse effect on our business, results of operations and financial condition, or require the Company to seek strategic alternatives that may not be favorable to stockholders, including under bankruptcy or insolvency laws.
Delta may have the right to terminate its commercial agreements with us under certain circumstances.
Our first-of-its-kind partnership with Delta is governed by the long-term CCA and related agreements, the primary goals of which are to provide our members and customers with Delta benefits and access to private aviation services and premium commercial travel across our respective platforms, join in marketing, communications and sales efforts, and expand other business initiatives. We continue to deepen our partnership with Delta and believe it is an important value proposition for us and our members and customers. Delta has the right to terminate the CCA and the other commercial agreements under certain circumstances. Any amendment or modification of the CCA or other commercial arrangements with Delta requires certain stockholders to consent under the Investor Rights Agreement, and there can be no assurance that we would be able to obtain such consents. Any termination of the CCA or other commercial arrangements with Delta, or any inability to timely enter into other arrangements with Delta on terms favorable to us could adversely affect our business, results of operations and financial condition.
If we are unable to adequately protect our intellectual property or are found to be infringing on intellectual property of others, we may incur significant expense and our business may be adversely affected.
Our intellectual property includes our trademarks, domain names, websites, mobile and web applications, software (including our proprietary algorithms and data analytics engines), copyrights, trade secrets, inventions (whether or not patentable) and a patent. Our efforts to protect our intellectual property may not be sufficient or effective. We may be unable to prevent competitors from acquiring intellectual property that is similar to or diminishes the value of our intellectual property. If we do not adequately protect our intellectual property, our brand and reputation may be adversely affected and our competitive position may be harmed, each of which could adversely affect our business, results of operations and financial condition.
We are subject to the risk of third parties infringing our intellectual property and that our proprietary algorithms, data analytics engines, or other software or trade secrets, including UP FMS, may be compromised by third-parties or our employees. We may not always be successful in securing protection for, or identifying or stopping infringements of, our intellectual property and we may need to enforce our rights by taking legal action. Any intellectual property-related litigation could result in unanticipated costs and a diversion of resources, or result in a ruling that our intellectual property rights are unenforceable.
Any intellectual property claims asserted against us by third parties, whether or not such claims have any merit, could be time-consuming and expensive to settle or litigate. If we are unsuccessful in defending such a claim, we may be required to pay substantial damages, stop using our intellectual property, seek a license at a substantial cost to continue using such intellectual property in our operations, or develop non-infringing alternatives, each of which could adversely affect our business, results of operations and financial condition.
We are subject to litigation and may in the future be subject to additional actions, which could cause us to incur substantial costs and divert management’s attention and resources.
Claims and litigation, including ordinary course and securities-related claims, may arise from time to time, including due to our operations, the market volatility of our Common Stock, transactions or actions taken by the Board or management and reports filed with the SEC. We have been a target of litigation in the past, are currently defending certain securities and other claims, and may be the target litigation in the future. Litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could harm our business. We dispute the claims that have been asserted against us and intend to vigorously defend against them. Litigation, however, is inherently uncertain, and we cannot predict the outcome or estimate the range of loss, if any, that could result from an unfavorable outcome or the applicability of our insurance policies. Any judgment against the Company, the Board or management, whether or not covered by applicable insurance policies, may adversely affect our business, results of operations, financial condition, reputation and prospects for an indefinite period.

Risks Relating to Technology, Cybersecurity and Data Privacy
Any failure of or unauthorized access to our information security and data privacy systems may harm our reputation and adversely affect our business, results of operations and financial condition.
We devote significant resources to and place high importance on maintaining the security and integrity of the member, customer, employee and third-party information that we process. Instances of unauthorized access to information systems and data have been prevalent in recent years and resulted in significant disruption, losses and reputational harm for companies, including for other participants in the private aviation industry. We are subject to, among others, the following risks related to information security and data privacy, any one of which could adversely affect our business, increase costs for detection, assessment and remediation, result in legal claims or proceedings, liability or regulatory penalties against us related to unauthorized access, breaches or misappropriation or harm our brand and reputation, which in turn could adversely affect our business, results of operations, financial condition and reputation:
•a cybersecurity incident, breach or disruption involving our internal network or information systems, including as a result of ransomware or malware attacks, vulnerabilities in licensed software or hardware or the use of third-party networks that we do not control or have the ability to monitor due to a significant portion of our workforce working remotely from time to time or traveling frequently, or as a result of other attacks or misappropriation, including artificial intelligence (AI) related issues;
•the loss, disclosure, misappropriation of, misuse, or unauthorized access to members’, customers’, employees’, third-party operators’, vendors’ or other business partners’ information, including personal identifying information, due to a compromise of our systems or technology, or any inability to operate our systems; and
•our inability to anticipate or detect for extended periods of time a cybersecurity incident or breach, or unauthorized access to or use of data, including personal identifying information, sensitive competitive data or safety and security-related data about our members, customers, employees, vendors or operations, or confidential or other critical data or systems, and our reliance on third parties to help us to implement and manage our cybersecurity risks.
A failure in our technology or technology infrastructure, including due to our reliance on third parties, may adversely affect our business, results of operations and financial condition.
The performance and reliability of our information technology systems and business processes, including UP FMS, the Wheels Up mobile app and other systems we use to manage our operations and ensure a high quality experience for our members and customers are critical to our operations. Certain of these information technology systems are created, hosted or facilitated by or through third parties that we do not control or influence. We are subject to, among other things, the following risks related to our technology and systems, any one of which could adversely affect our business, results of operations, financial condition, brand and reputation:
•a disruption or change in service levels with respect to our mobile and web-based applications, UP FMS and cloud infrastructure services provided by third parties, and large-scale external interruption in the technological infrastructures on which we and our third-party operators depend, that are outside of our control and may be affected by, among others, natural disasters, cybersecurity attacks, human or software errors, website hosting disruptions, capacity constraints, terrorist attacks, power outages, epidemics and pandemics, an isolated, recurring or sustained internal technological error or failure, and similar events or acts of misconduct that could last for short or extended periods;
•faulty updates from third-party software providers that may interrupt other applications or lead to system outages that result in operational delays or require unexpected expenditures or expertise to remediate; and
•our failure to adequately invest in information systems and cybersecurity software, programs and personnel to effectively implement and manage our cybersecurity risks and cost constraints associated with any measures that we take and such third parties take to avoid, detect, mitigate or recover from material cybersecurity threats or incidents, and the possibility that such measures may be insufficient or ineffective depending on the circumstances.
Privacy concerns in the territories in which we operate could result in additional costs and liabilities to us.
Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the processing and protection of personal information, breach notification procedures and other data privacy protocols. We are required to comply with certain laws, rules and regulations relating to data security in the areas in which we operate. Interpretation of these laws, rules and regulations and their application to our software, offerings and services in applicable jurisdictions is ongoing and evolves constantly.
In the U.S., rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, and other current or future state and federal laws relating to privacy and data security could increase our exposure to regulatory enforcement action, increase our compliance costs and adversely affect our business. Certain laws require disclosures about the use of personal data, require users to be able to opt out of information sharing, create causes of actions for data breaches and/or include enforcement and penalty regimes. In addition, the SEC requires disclosures of any cybersecurity or data privacy breaches promptly after their discovery. There is some uncertainty as to how emerging federal and state privacy laws could impact our business as it depends on how such laws will be interpreted.
Outside the U.S., an increasing number of laws, regulations and industry standards apply to data privacy and security, such as the GDPR in the EU, the U.K. DPA and other regulations could increase our exposure to regulatory enforcement action, increase our compliance costs and adversely affect our business. These regulations increased covered businesses’ data privacy and security obligations and imposed stringent data privacy and security requirements, including, for example, detailed notices about how such businesses process personal data, the implementation of security measures, mandatory security breach notification requirements, contractual data protection requirements and limitations on records retention for personal data processing activities.
We expect to continue to devote increasing time and resources to complying with emerging data privacy and cybersecurity laws, rules and regulations. Any failure to comply with applicable data security laws, regulations and rules to which we are subject to could result in, among other things, regulatory proceedings or disputes or litigation against us, losses, damages and fines, or adverse impacts to our business, results of operations and financial condition.
Risks Relating to Ownership of Our Securities and Being a Public Company
Certain stockholders, which are also lenders to the Company, have significant influence over the Company.
As of the date of this Annual Report, Delta, CK Wheels and CIH collectively own a substantial majority of the outstanding Common Stock. Such stockholders have sufficient voting power to significantly influence all matters requiring stockholder approval, whether at a meeting of stockholders or by written consent as permitted under our Certificate of Incorporation, including the election of directors (including the right to designate nine of the twelve directors on our Board), changes to our Board and management and approval of strategic corporate transactions. Additionally, such stockholders, in their capacity as Lenders under the Credit Agreement, must consent to certain transactions and can direct the agent under the Credit Agreement to exercise or refrain from exercising remedies in the event of a default. As a result, such stockholders in their capacity as stockholders and lenders, may exhibit significant influence over the Company, including for commercial and strategic transactions and other business initiatives involving such stockholders. The interests or objectives of these stockholders may differ from the interests or objectives of the Company and/or other stockholders.
In addition, sales by our largest stockholders of our Common Stock in the public market or the perception in the market that they intend to sell shares could increase the volatility of our Common Stock price or result in a sustained market price decrease. The perception or expectation among the public regarding any such sales or the ability of such stockholders to maintain certain rights tied to the level of ownership of Common Stock could also contribute to a decline in the market price of our Common Stock. Similarly, if these stockholders assign or transfer their rights and obligations under the Term Loan or Revolving Credit Facility to third parties, the third parties could exercise, among other things, certain consent and voting rights pursuant to the terms of the Credit Agreement, which could have an adverse effect on our business, results of operations and financial condition.
The price of our Common Stock may be volatile, including due to dilutive issuances of Common Stock or securities convertible into or exchangeable or exercisable for Common Stock.
An investment in our Common Stock involves risk and the price of our Common Stock may fluctuate due to factors within and outside of our control, including the risk factors and discussions described in this Annual Report or our future filings with the SEC. In addition, we have completed, and may in the future complete, dilutive issuances of Common Stock, other equity securities or securities convertible into or exchangeable or exercisable for Common Stock, including pursuant to our current at-the-market Common Stock offering program. The issuance of additional Common Stock, other equity securities or securities convertible into or exchangeable or exercisable for Common Stock, whether pursuant to public offerings or at-the-market equity distribution programs, private placements, equity incentive plans, existing instruments or otherwise, may result in additional dilution to existing holders of Common Stock and adversely affect the market price and volatility of our Common Stock. In addition, certain of our Lenders hold enough shares of Common Stock as of the date of this Annual Report to provide the required stockholder approval for equity incentive plans under which we grant equity awards settleable into Common Stock to certain directors, executive officers and employees. Any of the foregoing that increase the number of outstanding shares of Common Stock will decrease the percentage ownership held by our existing stockholders and their relative voting power. Also, any future dilutive issuance could be the subject of stockholder litigation or disputes, which could adversely affect our business, results of operations and financial condition.
The NYSE may delist our Common Stock from trading on its exchange, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.
On December 17, 2025, we received a notice from the NYSE that we are no longer in compliance with Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”), which requires listed companies to maintain an average closing price per share of at least $1.00 over a consecutive 30 trading-day period. We have until June 17, 2026 to regain compliance with Section 802.01C. There can be no assurance that we will regain compliance with Section 802.01C or that we will meet the NYSE’s continued listing standards in the future to maintain the listing of our Common Stock on the NYSE, which could be impacted by, among others, the trading price of our Common Stock, our results of operations in future periods, other events involving us and general economic, market and industry conditions. The delisting of our Common Stock from the NYSE or actions we may take to list on an another securities exchange, could impact the trading prices, liquidity and volatility of our Common Stock, affect our ability to obtain new financing or refinance our existing obligations and/or result in a loss of confidence by our members, customers, business partners, stockholders or employees, each of which could adversely affect our business, results of operations and financial condition.
Any material weakness in internal control over financial reporting (“ICFR”) or failure to maintain effective disclosure controls and procedures (“DCP”) could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
SEC rules define a material weakness as a deficiency, or a combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of a registrant’s financial statements will not be prevented or detected on a timely basis. We must annually provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). We must also disclose significant changes to our internal controls procedures on a quarterly basis and any material weaknesses identified by our management in our ICFR during related assessments. In addition, our independent registered public accounting firm must attest annually to the effectiveness of our ICFR under SOX.
In past periods, we identified material weaknesses in our ICFR and determined that our DCP were not effective during such periods. We can provide no assurance that measures to remediate deficiencies in past periods or other measures intended to strengthen our internal controls from time-to-time will be sufficient to remediate those control deficiencies or new deficiencies, or that such measures will prevent or avoid any potential future deficiencies in our internal controls. Any deficiencies identified in our ICFR or DCP, if not timely detected and remediated, could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material weakness or material misstatement of our annual or interim financial statements, or the failure to timely file required reports under the Exchange Act. If any of these instances were to occur, it could cause our stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports, result in a decline in the trading prices for our Common Stock and harm our capital raising efforts. Each of the foregoing items could adversely affect our business, results of operations, financial condition and the market price and volatility of our Common Stock.
We are currently subject to litigation related to a past restatement of our financial statements, and face the potential for additional litigation or other disputes or sanctions or investigations by the SEC, NYSE or other regulatory authorities, related to internal controls, control deficiencies or financial misstatements in the future, which could have an adverse effect on our business, results of operations and financial condition.
Risks Relating to Our Organizational Documents
Delaware law and our Organizational Documents contain provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Certificate of Incorporation and Amended and Restated By-Laws, effective November 15, 2023 (our “By-Laws” and, together with the Certificate of Incorporation, our “Organizational Documents”) and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make more difficult, delay or prevent an acquisition that stockholders may consider favorable or in which they might otherwise receive a premium for their shares or limit the price that investors might be willing to pay for our Common Stock and reduce the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board or other corporate actions. Our Organizational Documents include provisions:
•providing for a classified board of directors with staggered, three-year terms and prohibiting cumulative voting in director elections, which limits the ability of minority stockholders to elect director candidates;
•giving our Board the right to issue and determine the price, preferences, voting rights and other features of shares of preferred stock, including “blank check” preferred stock, without stockholder approval, which could be used to dilute the ownership of a hostile acquirer;
•permitting the holders of outstanding shares of the relevant class or series having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting of stockholders to act by written consent without a meeting;
•giving our Board the right to amend our By-Laws, which may allow our Board to prevent an unsolicited takeover and frustrate an acquirer’s attempt to amend our By-Laws to facilitate an unsolicited takeover; and
•requiring stockholders to comply with advanced notice procedures to nominate director candidates or submit stockholder voting proposals, which could discourage stockholders from proposing matters for meetings of stockholders, delay changes in our Board, or discourage or deter a potential acquirer from conducting a proxy solicitation to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
In addition, the terms of the Investor Rights Agreement may have the effect of delaying or preventing hostile takeovers, changes in control or changes in our Board or management if the parties thereto then own a substantial amount of Common Stock and do not participate or consent to the applicable transaction. These provisions, alone or together, could delay or prevent hostile takeovers, changes in control or changes in our Board or management.

Our Certificate of Incorporation has an exclusive forum provision for certain lawsuits that may have the effect of discouraging certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.
Our Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if that such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for any claims made by any stockholder (including a beneficial owner) for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Organizational Documents, (iv) action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine or (v) action asserting an “internal corporate claim” (as that term is defined in Section 115 of the DGCL). Our Certificate of Incorporation provides that federal district courts will be the sole and exclusive forum for claims under the Securities Act and Exchange Act. These provisions may discourage certain lawsuits, including derivative lawsuits and lawsuits against our directors and officers, by limiting plaintiffs’ ability to bring a claim in certain judicial forums, subject to the possibility that a court could find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in such action.
Our Organizational Documents and the Investor Rights Agreement include provisions limiting voting and control by non-U.S. Citizens.
To comply with restrictions imposed by federal law on foreign ownership of U.S. air carriers, our Organizational Documents restrict voting of capital stock held by non-U.S. Citizens. Under federal law, no more than 25% of our stock can be voted, directly or indirectly, by persons who are not U.S. Citizens, and our president/chief executive officer, at least two-thirds of our officers and at least two-thirds of the members of our Board must be U.S. Citizens. Our By-Laws provide that if the number of shares of our capital stock owned or controlled by non-U.S. Citizens exceed 25% of the voting power of our capital stock, the voting rights of the capital stock owned or controlled by non-U.S. Citizens and not registered on a separate stock record (the “Foreign Stock Record”) at the time of any vote or action will be suspended. Voting power will be reinstated for such shares not registered on the Foreign Stock Record upon the earlier of (i) transfer to a U.S. Citizen and (ii) registration of the shares on the Foreign Stock Record. The Investor Rights Agreement also limits the number of shares of Common Stock held by certain Lenders that may be voted by such stockholders in a manner intended to comply with the foregoing requirements. This limitation is also referred to herein as the “Citizenship Limitation.”
The number of shares entered on the Foreign Stock Record may not exceed the Citizenship Limitation and if it does, the voting rights of each stockholder with capital stock registered on the Foreign Stock Record will be suspended on a pro rata basis such that the voting rights afforded to the stock registered on the Foreign Stock Record is equal to the Citizenship Limitation. Voting rights will be reinstated once the voting rights of the capital stock registered on the Foreign Stock Record ceases to exceed the Citizenship Limitation, not taking into consideration the pro rata reduction. Our transfer agent maintains the Foreign Stock Record, but each stockholder that is not a U.S. Citizen is required to register their shares of capital stock as a non-U.S. Citizen.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company’s cybersecurity risk management practices are intended to assess, identify and manage risks from threats to the security of our information, systems, products and network. We have developed and implemented cybersecurity and data privacy processes and procedures that are informed by recognized cybersecurity frameworks and standards, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework and International Organization for Standardization 27001 (ISO 27001) Framework. We use these frameworks, together with information collected from assessments, to tailor aspects of our cybersecurity and data privacy practices given the nature of our assets, operations and business. Key features of our cybersecurity and data privacy processes and procedures include the following:
•Risk-based controls for information systems and information on our networks: We seek to maintain an information technology infrastructure that implements controls that are tailored based on risk and designed to protect the confidentiality, integrity and access to our information systems and information stored on our networks, including member, customer and employee information, intellectual property and proprietary information. We employ in-depth defense mechanisms throughout our enterprise, including, but not limited to, employee training, vulnerability management, multi-factor authentication, cybersecurity insurance and managed security services to monitor, mitigate and/or prevent cybersecurity incidents. We also outsource payment processing to a reputable third-party service provider to minimize the sensitive financial information that we maintain for our members and customers.
•Cybersecurity incident management and response: We have a cybersecurity incident response plan and specified teams to respond to cybersecurity incidents. If a cybersecurity incident occurs or we identify a vulnerability, our cross-functional teams lead the initial assessment of priority and severity, and external experts and legal counsel may also be engaged as appropriate. Our cybersecurity teams continuously seek to improve our cybersecurity incident management plan through periodic “table top” exercises and other simulations of common incidents. Further, we work closely with our external managed security services experts to provide ongoing monitoring and to augment our internal cybersecurity team with incident management and response specialists.
•Cybersecurity awareness and training: Our employees are required to complete security awareness training and a compliance course at least annually, which we believe helps our employees understand their information protection and cybersecurity responsibilities. We also provide additional training to certain employees in accordance with member or customer requirements and regulatory obligations. We regularly communicate with employees about evolving cybersecurity trends and threats through company-wide cybersecurity alerts, which reminds our employees of their responsibilities and heightens awareness of cybersecurity events that may be impacting our business, peers and industry.
•Our assessments of third parties: We have implemented a third-party risk management process that includes, among other things, periodic cybersecurity assessments on certain third parties that we utilize based on an assessment of their risk profile. We also seek contractual commitments from third parties to satisfy our cybersecurity and data privacy requirements, and require third parties to maintain their information technology systems and protect Wheels Up information, including sensitive member, customer and employee data that is processed on their systems.
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
Governance
The Board, the Audit Committee of the Board (the “Audit Committee”) and management actively assess the Company’s cybersecurity and data privacy risk management practices with the goal of being proactive rather than reactive. Each of the Board and Audit Committee periodically reviews the Company’s cybersecurity and data privacy risks, including our policies, controls and procedures for identifying, managing, mitigating and responding, if necessary, to such risks. The Audit Committee receives regular reports from our Chief Information Security Officer (“CISO”) and other members of management, to the extent their relevant areas are impacted, regarding cybersecurity and data privacy measures and procedures, the identification of security gaps and compliance with applicable cybersecurity and data privacy regulations. The Audit Committee then briefs the Board at scheduled meetings about cybersecurity and data privacy developments.
Management is responsible for day-to-day monitoring of the prevention, detection, mitigation and remediation of cybersecurity incidents. Our CISO, who reports to our Chief Digital Officer, has primary oversight of material risks from cybersecurity threats. Our CISO has more than 25 years of experience across various information technology, information security and management roles, including leading the development and implementation of cybersecurity and data privacy strategies for the member and customer-facing aspects of our business. In addition, our CISO holds degrees in Engineering Technology and Information Systems and Technology, and industry certifications awarded by the International Information System Security Certification Consortium (ISC2), Certified Information Systems Security Professional (CISSP) and Information Systems Security Engineering Professional (ISSEP). Our U.S. Data Privacy Officer, who reports to our Chief Legal Officer, is a licensed attorney, and holds industry certifications awarded by the International Association of Privacy Professionals (IAPP). Our European Data Privacy Officer, who reports to our CISO, has a master’s degree in public international law, and has over 10 years of experience working in cybersecurity, data protection and governance. Each of our U.S. Data Privacy Officer and European Data Privacy Officer have primary oversight of material risks related to data privacy in their respective territories.
Our CISO supervises a team of cyber risk architects, engineers and managers who actively work to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means. Our cyber risk team collaborates with internal stakeholders to identify and analyze cybersecurity risks to the Company, implement appropriate controls and enable leaders to make risk-based business decisions that implicate cybersecurity considerations. Our CISO also reports on our cybersecurity and data privacy processes, procedures and risks to our executive management team when changes or risks are expected to impact particular portions of our business.

ITEM 2. PROPERTIES
Aircraft Assets
Wheels Up has one of the largest and most diverse mixes of available aircraft in the industry. We utilize our owned and leased aircraft fleet to support both Wheels Up’s membership program and charter flights depending on the specific mission. We use a “floating fleet” model, which means that our controlled aircraft are geographically dispersed and do not return to a home base. We believe this model allows us to most efficiently address the flight needs of our members and customers, limit costly repositioning flights and provide a meaningful cost advantage. We also maintain a growing global network of safety-vetted charter operators, which must continually satisfy our safety standards for aircraft, crew and operations. Together, our controlled fleet and global network of third-party charter operators position us to provide our members and customers the ability to select a mode of travel that works for their specific needs.
Fleet Modernization Strategy
In October 2024, we announced our current fleet modernization strategy, which we expect will result in the transition from the operation of four legacy private jet models — Hawker 400XP and Cessna Citation CJ3, X and Excel/XLS aircraft — to two different private jet models — Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft, while operating a smaller fleet of King Air 350i turboprop aircraft. We have made substantial progress to advance our fleet transformation, including the following:
•in November 2024, we acquired 17 Embraer Phenom 300 series aircraft from a third-party operator, which resulted in the immediate introduction of that aircraft type into our controlled fleet;
•in February 2025, we sold our owned Cessna Citation X aircraft to an unrelated third-party buyer, and entered into leases for a portion of the aircraft sold and amended existing leases with the buyer;
•in April 2025, we introduced our first Bombardier Challenger 300 series aircraft into our controlled fleet;
•in June 2025, we retired our legacy Cessna Citation CJ3 fleet from revenue service and in the fourth quarter of 2025, returned the last leased Citation CJ3 to its lessor;
•in September 2025, we sold seven of our owned Hawker 400XP aircraft to an unrelated third-party buyer and entered into short-term leases for a portion of the aircraft sold;
•in November 2025, we retired our Cessna Citation Excel and XLS fleet from revenue service and sold our owned aircraft of those models to an unrelated third-party buyer; and
•as of December 31, 2025, approximately 40% of our controlled jet fleet consisted of Bombardier Challenger 300 series and Embraer Phenom 300 series premium jets.
To achieve our fleet transition, we expect to engage in strategic acquisitions, dispositions and leases of aircraft as we continue the orderly divestiture of legacy private jet models and scale our premium jet fleets. We believe that our cash and cash equivalents, including cash received from any sales of our owned aircraft, operating cash flows, available borrowings under the Revolving Equipment Notes Facility and Revolving Credit Facility (each as defined in Note 8, Long-Term Debt in the Notes to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report), and the execution of strategic transactions in the future, such as potential acquisitions of private aviation operators, strategic leasing arrangements or additional debt or equity financings, will provide us the flexibility to opportunistically transform our controlled fleet.

Wheels Up Controlled Aircraft
As of December 31, 2025, our owned and leased aircraft fleet was as follows:

Category	Owned	Leased	Total
Premium Jets:
Bombardier Challenger 300/350	2	7	9
Embraer Phenom 300/350	9	12	21
Total Premium Jets	11	19	30
Large Jets:
Gulfstream G-IVSP	—	2	2
Super-Midsize Jets:
Cessna Citation X	—	22	22
Midsize Jets:
Cessna Citation Excel/XLS	—	1	1
Light Jets:
Hawker 400XP	15	4	19
Total Jets	26	48	74
Turboprops(1)	29	—	29
Total Aircraft	55	48	103
__________________
(1)Consists of Beechcraft and Textron King Air 350i turboprop aircraft.

As part of our fleet modernization strategy, we are in the process of standardizing our brand livery and interior design across our Bombardier Challenger 300 series and Embraer Phenom 300 series fleets. The updated exterior livery reflects a modern and sophisticated aesthetic, with the iconic UP logo prominently displayed on the tail, winglets and belly. Inside, redesigned cabin interiors feature premium materials and finishes intended to enhance comfort and style and provide a refined in-flight experience. Additionally, we began installing Gogo streaming-quality satellite Wi-Fi in our Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft in the fourth quarter of 2025 and first quarter of 2026, respectively, which will provide our members and customers high-speed connectivity for an improved passenger experience. We believe that these enhancements align with our commitment to delivering a best-in-class private aviation experience, strengthening brand recognition and enhancing member and customer satisfaction.
Third-Party Network Aircraft
We utilize our global network of third-party operators to fulfill flight demand for both Wheels Up’s membership program and charter solutions to provide an enhanced customer experience at an attractive price point. We have access to thousands of aircraft in all private aircraft cabin classes through our global network of third-party operators, which allows us to source a range of aircraft and provide our members and customers with the right aircraft for their specific mission. We contract with operators to participate in our network for periods ranging from a single flight up to multiple years, with compensation to the operator based on the cabin class or other unique characteristics of the aircraft. We believe that our ability to source third-party aircraft globally will continue to be an important part of our business strategy and allow us to fulfill the various needs of our members and customers with a seamless global solution.
Ground Facilities
As of December 31, 2025, Wheels Up did not own any real property. We lease the properties that we occupy, including storage hangars, operational facilities and office space. As part of our recent efficiency and cost reduction actions, we strategically consolidated our operations and facilities to eliminate spending on properties that we do not believe are necessary for our operations. We believe that our existing facilities are in good condition and suitable for the conduct of our business.
Storage Hangars & Operational Facilities
We lease aircraft storage hangars at airports across the U.S. Certain hangar leases are accompanied by ramp or ground leases. These leases are generally shorter in duration and permit access from both the air and land sides. In 2025, we transferred the lease and operations at our former Cincinnati/Northern Kentucky International Airport FBO to an unrelated third-party.
In 2025, we reduced the number of maintenance facilities across the U.S. that we lease due in part to our fleet modernization strategy, under which we are replacing less operationally reliable legacy aircraft with more operationally reliable Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft. Our remaining maintenance facilities primarily consist of specialized hangars with equipment and tools necessary to maintain and repair our aircraft. These leases are generally longer in duration and contain a mix of hangars and accompanying office space. Our maintenance facilities also house certain mobile maintenance equipment that we use when responding to maintenance requests on aircraft located away from such facilities.
Offices
Our primary office spaces consist of our corporate headquarters and Member Operations Center in Chamblee, Georgia, which is situated in the Atlanta metropolitan area and nearby DeKalb-Peachtree Airport, and our New York, New York corporate offices. These facilities, which we use for executive management, finance and accounting, legal, human resource management, operations, technology, marketing, sales and other administrative functions, have long-term leases. We lease other operational support and sales offices in the U.S., which generally have shorter lease durations. Air Partner also leases certain office space outside of the U.S., including adjacent to London Gatwick Airport in the U.K.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which may arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty. See Note 14, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report for a discussion of loss contingencies, if any. Below is a discussion of our significant pending legal proceedings:
GRP Litigation
As of the date of this Annual Report, we have an active lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), to enforce our rights and remedies for wrongful termination by FE of the Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on the consolidated balance sheets as of each of December 31, 2025 and 2024, as well as attorneys’ fees and costs.
On July 5, 2023, we originally filed a complaint against FE to enforce our rights under the GRP Agreement in the United States District Court for the Southern District of New York. In August 2023, we re-filed the complaint against FE in the Supreme Court of the State of New York in New York County (“NY State Court”). On December 2, 2025, the NY State Court dismissed our complaint without prejudice, citing its lack of personal jurisdiction over FE and declining to render any decision on the merits of the case. On December 23, 2025, FE’s related counterclaim in NY State Court was discontinued without prejudice.

On December 30, 2025, we re-filed the complaint to enforce our rights under the GRP Agreement against each of FE and Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, as a defendant for a claim based on piercing the corporate veil, in the General Court of Justice, Superior Court Division in Wake County, North Carolina (case #25CV047093-910) (the “NC Complaint”). The Company’s NC Complaint includes factual allegations regarding FE’s wrongful termination of the GRP Agreement and, among other things, claims for breach of contract, conversion, violations of the North Carolina Unfair and Deceptive Trade Practices Act, fraudulent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 23, 2026, we served the first set of discovery requests on FE and Mr. Segrave. On March 6, 2026, FE and Mr. Segrave filed their answer and affirmative defenses to the NC Complaint, FE asserted counterclaims for amounts it claims it is owed under the GRP Agreement, and FE filed a partial motion to dismiss certain claims on procedural grounds. The parties are actively engaged in the litigation process.
We intend to vigorously pursue the action to recover the outstanding GRP Deposit and other damages from FE and defend against any related counterclaims, but there can be no assurance as to the outcome of the dispute with FE. Our success in recovering the amounts from FE will depend on several factors, including the ability of FE to satisfy any judgment or settlement with available funds, in light of the following:
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
•In its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026, FE disclosed: (i) a net loss of $67.1 million for the year ended December 31, 2025 and that it “expects to incur operating losses in the near term” due to ongoing business initiatives; (ii) that as of December 31, 2025, it had cash and cash equivalents of $29.3 million (versus $31.7 million as of December 31, 2024) and $0 in investments in securities (versus $65.5 million as of December 31, 2024), against a working capital deficit of $195.6 million (versus $150.8 million as of December 31, 2024); (iv) it did not intend to explore renewal of a term loan credit facility under which it previously had the ability to borrow; and (iv) as of March 3, 2026, that cash and cash equivalents on hand, operating cash flows and proceeds from its fractional program will be sufficient to fund FE’s operations, including capital expenditure requirements, for at least 12 months thereafter, but it might need additional capital to fund growth plans or as circumstances change, which FE disclosed it could obtain through equity issuances, refinancing existing debt or new borrowings, and if FE is not able to raise capital, its business, prospects, operating results and financial condition could be negatively impacted.
We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time. See the caption titled “If third-party operators that we rely on to provide certain flights to our members and charter customers do not perform adequately or unexpectedly terminate their relationships with us, our costs may increase and our business, operations, results of operations and financial condition could be adversely affected” in Part I, Item 1A “Risk Factors” in our Annual Report for further information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is listed on the NYSE under the symbol “UP”.
Holders
As of March 9, 2026, there were approximately 110 holders of record of our Common Stock, which does not include beneficial owners holding our securities through nominee names.
Dividends
We have not paid any cash dividends on our Common Stock and do not anticipate declaring or paying cash dividends on our Common Stock for the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The table below sets forth information regarding purchases of our Common Stock by the Company during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs(2)(3)
October 1-31, 2025	266,270	$1.89	—	$9,372,705
November 1-30, 2025	35,503	1.06	—	9,372,705
December 1-31, 2025	3,432	0.60	—	9,372,705
For the three months ended December 31, 2025	305,205	$1.78	—	$9,372,705
_________________
(1)The total number of shares purchased during the three months ended December 31, 2025 consists of shares of Common Stock withheld for payment of tax liability arising from the vesting of restricted stock units for certain officers.
(2)On May 1, 2025, the Company announced a $10.0 million share repurchase program (the “Share Repurchase Program”) under which the Company may repurchase shares of Common Stock from time to time at management's discretion using a variety of methods, including open market purchases or privately negotiated transactions. The Share Repurchase Program has no expiration date, but may be suspended or discontinued at any time in the Board’s discretion.
(3)Excludes excise tax on share repurchases in excess of issuances, which is recognized as part of the cost basis of the shares of Common Stock repurchased as reflected in the consolidated statements of equity.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”). This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See our Cautionary Note Regarding Forward-Looking Statements, Part I, Item 1A “Risk Factors” and the risks described elsewhere in this Annual Report for more information. Unless the context otherwise requires, references in this MD&A section to “Wheels Up,” “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries for all periods.
This section generally discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2025.
Overview of Our Business
Wheels Up is a leading provider of global on-demand private aviation. Wheels Up offers a complete private aviation solution with a large, diverse aircraft fleet, backed by an uncompromising commitment to safety and service. Our offering is delivered through a mix of charter solutions and our membership program that strategically utilize our controlled aircraft fleet and global network of safety-vetted charter operators to deliver a greater range of travel alternatives. In addition, our first-of-its-kind partnership with Delta Air Lines, Inc. (“Delta”) provides our members and customers with a seamless offering across both private and premium commercial travel.
We offer numerous services to our members, customers and industry partners, and generate the majority of our revenue from member and customer flights, whether as part of Wheels Up’s membership program or charter solutions. We generate Membership revenue from fees paid for Wheels Up’s membership program, which provides members with access to our large, diverse controlled aircraft fleet. We also generate Other revenue from activities and services that complement our core private aviation business, including, but not limited to, group charter flights, cargo flights and special missions. Due to the nature of the services that we provide, we have determined that we operate as one reportable segment, which is private aviation services. Our flight operations have historically been favorably affected by increased utilization of our aircraft and generally higher levels of charter activity in the summer months and close in time to major holidays.
Wheels Up Signature Membership
In early September 2025, we announced the Wheels Up Signature Membership, an evolution enabled by our fleet modernization strategy that provides members access to our Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft, in addition to our legacy aircraft fleet. Signature Membership is designed to give our members flexibility, certainty and premium benefits that make flying simpler and more rewarding. Signature Members pay a small monthly fee and purchase a fund as an advance to us for the cost of future flight services and other incidental costs, such as catering and ground transportation (a “Membership Fund,” formerly referred to as a “Prepaid Block”). Signature Membership unlocks increased flexibility, allowing our members to choose between the Dynamic Access Plan, which provides discounted, dynamically-priced hourly rates, and the Fixed Access Plan, which provides predictability and consistency in hourly rates to private flyers. Each access plan includes guaranteed availability and recovery for flights in the Contiguous U.S., within 225 miles of the Canada and Mexico borders, and for select other international destinations, such as the Bahamas and Cabo San Lucas, Mexico. Our first-of-its-kind partnership with Delta gives our members the opportunity to earn Delta SkyMiles® Diamond Medallion® status based on their qualifying Wheels Up spend and use their Membership Fund to purchase discounted Delta flights and receive other benefits with Delta, in each case subject to certain terms and conditions. We also continue to provide Custom Enterprise Solutions to larger corporate customers.
While we continue to offer and serve existing members under the membership program related to our legacy aircraft fleets in accordance with their terms, we have provided those existing members with a streamlined on-ramp to Signature Membership and access to our Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft. In January 2026, we began limiting new membership sales to Signature Membership. As we continue to scale the Challenger and Phenom fleets, we expect an increasing percentage of Membership Fund purchases by new and existing members will be for the Wheels Up Signature Membership product versus legacy fleet-focused products.
Wheels Up Charter Solutions
For travelers looking to pay as they go, Wheels Up’s charter solutions allow members and customers to book charter trips with no upfront costs. Wheels Up offers options to suit virtually every charter need through our international network of trusted partners. Our charter offerings customize the member and customer experience for short- and long-haul flights with bespoke private jet arrangements or group charters, including for commercial-size charters with large passenger groups of 15 or more, sports teams, global corporate events and tour operations. Wheels Up’s charter solutions complement Wheels Up’s membership program and provide a leading solution for members and customers wishing to fly globally through attractive market-based pricing and personalized alternatives.

Review of 2025 Achievements
As described below, we made significant progress in 2025 to evolve our membership program, expand our charter offerings, advance our fleet modernization strategy, enhance our partnership with Delta and implement efficiency, productivity and overhead cost reduction actions.
Signature Membership Launch
In early September 2025, we launched the Wheels Up Signature Membership that provides our members access to our Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft, in addition to our legacy aircraft fleet. This latest membership program is a direct result of the scale we have built and expect to continue building through execution of our fleet modernization strategy. In the fourth quarter of 2025, approximately 44% of total Membership Funds sold during the quarter were for our Signature Membership, with approximately 25% of those sales from new customers. Details about our Signature Membership are included under the paragraph that begins with “Wheels Up Signature Membership” above.
Executing Our Fleet Modernization Strategy
In October 2024, we announced our current fleet modernization strategy, which we expect will result in the transition from the operation of four legacy private jet models — Hawker 400XP and Cessna Citation CJ3, X and Excel/XLS aircraft — to two different private jet models — Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft, while operating a smaller fleet of King Air 350i turboprop aircraft. We have made substantial progress to advance our fleet transformation, including:
•in November 2024, we acquired 17 Embraer Phenom 300 series aircraft from a third-party operator, which resulted in the immediate introduction of that aircraft type into our controlled fleet;
•in February 2025, we sold our owned Cessna Citation X aircraft to an unrelated third-party, and entered into leases for a portion of the aircraft sold and amended existing leases with the buyer;
•in April 2025, we introduced our first Bombardier Challenger 300 series aircraft into our controlled fleet;
•in June 2025, we retired our legacy Cessna Citation CJ3 fleet from revenue service and in the fourth quarter of 2025, returned the last leased Citation CJ3 to its lessor;

•in September 2025, we sold seven of our owned Hawker 400XP aircraft to an unrelated third-party and entered into short-term leases for a portion of the aircraft sold; and
•in November 2025, we retired our Cessna Citation Excel and XLS fleet from revenue service and sold our owned aircraft of those models to an unrelated third-party buyer.
In addition, in December 2025, we closed a sale-leaseback transaction with an institutional capital provider for three Bombardier Challenger 300 series and seven Embraer Phenom 300 series premium jets. The transaction resulted in long-term operating leases for the 10 premium jets, a gain of $23.8 million recorded within Gain on sale of aircraft held for sale during the three months ended December 31, 2025 and the funding of approximately $30 million of cash net proceeds, after related debt repayments, to our balance sheet. The debt principal repayments of approximately $65 million in the aggregate under our Revolving Equipment Notes Facility (as defined below) upon closing of the transaction became available to be reborrowed in the future to finance aircraft acquisitions, subject to certain terms and conditions.
As of December 31, 2025, approximately 40% of our controlled jet fleet consisted of Bombardier Challenger 300 series and Embraer Phenom 300 series premium jets. We expect to substantially complete our current fleet modernization strategy by the end of 2026, which is ahead of our original mid-2027 estimate.
Update on Efficiency, Productivity and Cost Reduction Initiatives
We first announced in August 2025 that we were in the process of implementing initiatives that are expected to drive approximately $50 million in annual cash cost savings following implementation through the efficiency, productivity and overhead cost reduction actions associated with our fleet modernization plan and other actions. In November 2025, we increased our estimate of the annual cash cost savings from $50 million to $70 million due to additional savings measures identified. These actions are ongoing and are expected to continue through the second quarter of 2026. We anticipate that we will realize a portion of the expected savings on a rolling basis as actions, including those described below, are taken, with the full impact of the anticipated cost savings expected to be reflected in our financial results beginning in the third quarter of 2026 relative to a second quarter of 2025 baseline.
Our efficiency, productivity and overhead cost reduction actions are ongoing and to-date included:
•in the third quarter of 2025, rationalizing our maintenance footprint and headcount at our Palm Beach International Airport (Florida) and Teterboro Airport (New Jersey) locations as we continue to add Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft that have historically been more operationally reliable than the legacy aircraft fleets we have retired or intend to retire;
•in the third quarter of 2025, further streamlining our business by selling three non-core services businesses - Baines Simmons, Kenyon International Emergency Services and Redline Assured Security (collectively, the “Non-Core Services Businesses”) - to an unrelated third party; and
•in the fourth quarter of 2025, implementing discrete cost reductions identified as part of our annual budgeting process that are intended to improve our operating efficiency.
In the first quarter of 2026, we announced the unification of our global private jet sales teams under the Wheels Up brand to provide a more streamlined, customer-centric, end-to-end aviation experience. These actions were designed to deliver personalized service and customer engagement across our private jet offerings. As we work to fully integrate our sales and member services teams in the coming months, we anticipate the newly integrated commercial model will provide a single, personalized team to manage private aviation membership, global private charter, group charter and hybrid private-commercial itineraries. We will continue to provide our global group charter and cargo, government and defense charter solutions under our Air Partner brand.

At-the-Market Common Stock Offering Program
On August 29, 2025, we entered into an ATM Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with BofA Securities, Inc. and Jefferies LLC (each, a “Sales Agent” and together, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50.0 million of our Class A common stock, $0.0001 par value per share (“Common Stock”), through the Sales Agents (the “ATM Program”). Sales of shares of Common Stock under the ATM Sales Agreement, if any, may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (“Securities Act”), including sales made in ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices and block trades. This Annual Report is not an offer to sell or the solicitation of any offer to buy shares of Common Stock under the ATM Program, nor shall there be an offer, solicitation or sale of such shares of Common Stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state. See “Liquidity and Capital Resources” below for more information on the ATM Program.
Key Investor Lock-Up Extension
On September 21, 2025, we entered into Amendment No. 3 to Investment and Investor Rights Agreement (the “Third Investor Rights Agreement Amendment”), with each of Delta, CK Wheels LLC (“CK Wheels”), Cox Investment Holdings, LLC (“CIH” and, collectively with Delta and CK Wheels, the “Lead Investors”), and each of Kore Air LLC, Pandora Select Partners, L.P., Whitebox GT Fund, LP, Whitebox Multi-Strategy Partners, L.P., Whitebox Relative Value Partners, L.P. (collectively, the “Additional Investors” and, collectively with the Lead Investors, the “Investors”), to amend and extend, among others, certain transfer restrictions set forth in the Investor Rights Agreement, dated September 20, 2023, by and among, us and the Investors (as amended by Amendment No. 1 thereto, dated as of November 15, 2023, as further amended by Amendment No. 2 thereto, dated as of September 22, 2024, as further amended by the Third Investor Rights Agreement Amendment, and the joinders to such agreement, collectively, the “Investor Rights Agreement”). Pursuant to the Third Investor Rights Agreement Amendment: (i) the Lead Investors agreed to extend the lock-up restriction applicable to all of their shares of Common Stock issued pursuant to the Investor Rights Agreement (“Investor Shares”) through May 22, 2026 (the “Extended Lock-Up Expiration”), subject to limited exceptions for transfers to Permitted Transferees (as defined in the Investor Rights Agreement); and (ii) the Additional Investors agreed to extend the lock-up restriction with respect to 29% of their Investor Shares through January 2, 2026, subject to limited exceptions for transfers to Permitted Transferees; provided, that any transfers or sales of Investor Shares held by the Additional Investors after September 21, 2025 and until the Extended Lock-Up Expiration may not occur during specified periods, are subject to certain volume limitations and may not be at a price less than the minimum price per share, in each case as specified in the Third Investor Rights Agreement Amendment. Pursuant to the Third Investor Rights Agreement Amendment, approximately 83.6% of our outstanding shares of Common Stock as of September 21, 2025 will remain subject to a lock-up restriction until May 22, 2026.
On September 21, 2025, the holders that collectively beneficially own in excess of 66.67% of the Registrable Securities (as defined in the Registration Rights Agreement, dated as of September 20, 2023, by and among the Company and the equity holders set forth on Schedule 1 thereto) extended the deadline by which we must file an initial shelf registration statement to register the Investor Shares under the Securities Act to May 22, 2026.
Extension of Revolving Credit Facility Availability Period
As previously announced, we entered into Amendment No. 3 to Credit Agreement, dated April 30, 2025 (the “Third Credit Agreement Amendment”), by and among the Company, as borrower, the other Loan Parties (as defined herein) party thereto, as guarantors, Delta and the Agent (as defined herein), pursuant to which Delta extended the period during which the $100.0 million Revolving Credit Facility (as defined herein) is available to be drawn to September 20, 2026. As of December 31, 2025, no amounts were outstanding under the Revolving Credit Facility.

Key Factors Affecting Financial Condition and Results of Operations
We believe that the following factors have affected our financial condition and results of operations and are expected to continue to have a significant effect:
Market Competition
The private aviation industry is highly competitive and fragmented. We compete with operators that have different business models than us, such as fractional aircraft ownership, aircraft management, lease-based models, jet cards, alternative membership programs, charter solutions and wholesale operations. In addition, many potential members and customers have the option to pursue whole aircraft ownership. These different service models result in significantly different business plans, operating models, and up-front and ongoing financial commitments by the customer. In general, the private aviation industry is marked by periods of rapid expansion that result in short-term supply constraints, followed by periods of more moderate growth that provide opportunities for consolidation. Economic cycles can impact customer behavior in the private aviation industry and result in switching between these various private flight options. We expect that competition in the private aviation industry will remain strong and that industry participants will continue to innovate.
Our ability to attract new, and retain existing, members and customers is a key factor in our ability to generate revenue. While we believe that our latest membership program and suite of charter solutions appeal to a broad base of private aviation users, we must continue to adapt our service offerings and customer outreach efforts to meet the needs of a variety of private flyers. We believe that our diversified offering of both our membership program and global charter solutions is advantageous to our target customers, produces advantages over our competitors and can be scaled to meet the varying needs of a wider array of private flyers across our global platform.
Multi-Year Business Transformation
We are continuing to execute our multi-year business transformation. In recent years, we have rapidly advanced our membership program and charter offerings, implemented cost reduction and operational efficiency initiatives, and experienced rapid changes in our aircraft fleet as a result of our current fleet modernization strategy. As we strive to achieve our financial goals, we expect to take additional actions to improve our service offerings, control costs, optimize our service delivery and transform our asset base to support long-term growth. We are actively working on these initiatives and expect to continue to further refine our practices in the future; however, the timing of these actions and their resulting impacts cannot be predicted with certainty. As we continue our transformation, we may experience variability in, and adverse or unintended impacts on, our business, prospects, results of operations and financial condition that may not be reflective of future results or trends.
Costs and Expense Management
Our operating results are impacted by our ability to manage costs and expenses, as well as realize cost savings from improving our operations, leverage our scale and optimize previously acquired assets and businesses. Our success depends, in part, on achieving a balance between revenue growth initiatives and investments in our business, maintaining cost discipline and executing cost reduction actions to decrease losses and drive eventual profitability. As described above, in 2025 we announced initiatives expected to drive approximately $70 million in annual cash cost savings following implementation through the efficiency, productivity and overhead cost reduction actions. In addition, we are investing significant resources into advancing our pricing and scheduling models to help optimize the utility and efficiency of our operations. We are working to find additional opportunities to enhance margins and operate more efficiently, while elevating the member experience and delivering operational excellence.

Economic Conditions
The private aviation industry has historically been volatile and affected by economic cycles and trends. On-demand flying is typically discretionary for members and customers, and may be affected by negative trends in the economy. Consumer confidence, changes in fuel prices, inflation, interest rates, geopolitical instability, governmental regulations or actions, taxes, tariffs and trade policies, safety concerns and other factors all could negatively impact our business, prospects, results of operations and financial condition. In addition, our members and customers may choose other options for travel more or less frequently depending on the economic cycle. The foregoing factors, many of which are outside of our control, may adversely impact our ability to retain members and customers, grow or sustain previous levels of flight activity, efficiently utilize our assets, manage our costs and expenses, or provide service offerings on terms attractive to our members and customers. Inflation related to goods, services, labor and wages used in our operations has, and may in the future, also directly or indirectly impact our operations, cost structure and results of operations, despite our best efforts to manage or mitigate such impacts.
Our People
In recent years, we have experienced increased competition for qualified personnel, including pilots, maintenance and operations personnel, that are eligible for hire due to our stringent qualification and training standards. In addition, wages for qualified personnel in our industry have recently outpaced overall inflation. We seek to attract and retain qualified, experienced and skilled personnel through various compensation initiatives. To achieve our financial goals, it is important that we tailor our hiring practices and accurately forecast attrition to balance the number of qualified personnel that we need with the size of our aircraft fleet and market demand for our service offerings. If our forecasts are inaccurate, we do not effectively balance the number of personnel we employ with the size of our aircraft fleet and market demand, the supply of qualified, experienced and skilled personnel, including pilots, becomes constricted or wages continue to rise faster than the prices of our services, our results of operations and financial condition could be adversely affected.

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
The following table reconciles each of Adjusted EBITDA and Adjusted EBITDAR to Net loss, which is the most directly comparable GAAP measure (in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(294,217)	$(339,635)
Add back (deduct):
Interest expense	90,470	65,352
Interest income	(3,020)	(2,170)
Income tax expense	3,503	1,226
Other expense, net	1,413	717
Depreciation and amortization	61,171	56,546
Change in fair value of warrant liability	—	8
(Gain) loss on divestiture	(1,681)	(2,003)
(Gain) loss on disposal of assets, net	(4,960)	3,295
Equity-based compensation expense	45,430	45,977
Integration and transformation expense(1)	5,253	—
Fleet modernization expense(2)	30,824	28,135
Restructuring charges(3)	—	7,850
Atlanta Member Operations Center set-up expense(4)	—	3,481
Certificate consolidation expense(5)	—	6,749
Other(6)	22,331	6,599
Adjusted EBITDA	$(43,483)	$(117,873)
Aircraft lease costs(7)	16,829	33,260
Adjusted EBITDAR	$(26,654)	$(84,613)
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
(4)Consists of expenses associated with establishing our Member Operations Center located in the Atlanta, Georgia area (“Atlanta Member Operations Center”) and its operations, primarily including redundant operating expenses during the transition period, relocation expenses for employees and costs associated with onboarding new employees. The Atlanta Member Operations Center began operating on May 15, 2023.
(5)Consists of expenses incurred to execute the consolidation of our U.S. Federal Aviation Administration (“FAA”) operating certificates, primarily related to pilot training and retention programs, and consultancy fees associated with planning and implementing the consolidation process.
(6)For the year ended December 31, 2025, primarily includes a one-time $20.2 million non-cash pre-tax right-of-use asset impairment charge associated with vacating our former New York City corporate office space for a smaller, centralized location and related on-going lease costs for the vacated space while we seek a sublease tenant. For the year ended December 31, 2024, includes (i) collections of certain aged receivables which were added back to Net loss in the reconciliation presented for the year ended December 31, 2022, (ii) reserves and/or write-off of certain aged receivables associated with the aircraft management business which was divested on September 30, 2023, (iii) expenses associated with litigation matters and (iv) amounts reserved during the second quarter of 2024 related to Parts and supplies inventory deemed in excess after revision of future business needs associated with strategic business initiatives.
(7)Aircraft lease costs are reflected in Cost of revenue on the consolidated statement of operations for the applicable period.

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
The following table reconciles Adjusted Contribution to Gross profit, which is the most directly comparable GAAP measure (in thousands, except percentages):

	Year Ended December 31,
	2025	2024
Revenue	$736,495	$792,104
Less: Cost of revenue	(662,755)	(733,075)
Less: Depreciation and amortization	(61,171)	(56,546)
Gross profit	12,569	2,483
Gross margin	1.7%	0.3%
Add back (deduct):
Depreciation and amortization	$61,171	$56,546
Equity-based compensation expense in Cost of revenue	273	2,228
Integration and transformation expense in Cost of revenue(1)	3,310	—
Fleet modernization expense in Cost of revenue(2)	28,444	10,033
Restructuring charges in Cost of revenue(3)	—	3,984
Atlanta Member Operations Center set-up expense in Cost of revenue(4)	—	1,860
Certificate consolidation expense in Cost of revenue(5)	—	5,297
Other in Cost of revenue(6)	(1,698)	3,256
Adjusted Contribution	104,069	85,687
Adjusted Contribution Margin	14.1%	10.8%
___________________
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
The following table summarizes our key operating metrics:

	Three Months Ended December 31,
	2025	2024	% Change
Total Gross Bookings(1)	$269,024	$313,861	(14)%

Private Jet Gross Bookings(1)	$210,590	$212,395	(1)%

Live Flight Legs	10,235	12,731	(20)%

Private Jet Gross Bookings per Live Flight Leg	$20,575	$16,683	23%

Utility(2)	41.0	41.1	—%

Completion Rate	99%	98%	1 pp

On-Time Performance (D-60)	91%	87%	4 pp
	Year Ended December 31,
	2025	2024	% Change
Total Gross Bookings(1)	$1,039,501	$1,043,826	—%

Private Jet Gross Bookings(1)	$833,904	$810,133	3%

Live Flight Legs	44,694	50,116	(11)%

Private Jet Gross Bookings per Live Flight Leg	$18,658	$16,165	15%
________________
(1)    Amount shown in thousands.
(2)    For the three months ended December 31, 2025, Utility for the Embraer Phenom 300 series, Bombardier Challenger 300 series and legacy fleet aircraft in our controlled fleet were 60.7, 48.1 and 30.8 hours, respectively. Utility for the three months ended December 31, 2024 reflects the inclusion of 17 Embraer Phenom 300 series aircraft from November 13, 2024 to the end of the respective period and zero Challenger 300 series aircraft.

Definitions of our key operating metrics are below. From time to time, we may adjust the definitions and calculations of our key operating metrics to reflect changes in our business or new data types, or to improve the accuracy and usefulness of such metrics. Our calculation of our key operating metrics may not be comparable to similarly titled measures reported by other companies.
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
For each of Total Gross Bookings and Private Jet Gross Bookings, the total gross spend by our members and customers is the amount invoiced to the member or customer and includes the cost of the flight and related services, such as catering, ground transportation, certain taxes, fees and surcharges. We use Total Gross Bookings and Private Jet Gross Bookings for historical period-to-period comparisons of our business and to identify trends, including relative to our competitors.
Live Flight Legs
We define Live Flight Legs as the number of completed one-way revenue generating private jet flight legs in the applicable period, excluding empty repositioning legs, Group Charter Flights and Cargo Services. We believe Live Flight Legs is a useful metric to measure the scale and usage of our platform, and our ability to generate Flight revenue.
Private Jet Gross Bookings per Live Flight Leg
We use Private Jet Gross Bookings per Live Flight Leg to measure the average gross spend by our members and customers on all private jet flight services under our membership program and charter offerings for each Live Flight Leg.
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
Beginning with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, we changed the presentation of Completion Rate and On-Time Performance (D-60) to include wholesale flights, which we believe better aligns those metrics to information that we use internally to evaluate our operations and reported Live Flight Legs, which includes wholesale flights. Completion Rate and On-Time Performance (D-60) for the three months ended December 31, 2025 and 2024 reported in the table above includes wholesale flights, which were previously excluded from such metrics in the Company’s filings with the SEC beginning with the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 through and including our Annual Report on Form 10-K for the year ended December 31, 2024. Completion Rate and On-Time

Performance (D-60) reported in the Company’s previously filed Annual Report on Form 10-K for the three months and year ended December 31, 2024, which excluded wholesale flight activity, were 98% and 80%, respectively.
Components of Our Results of Operations
The key components of our results of operations include:
Revenue
Revenue is derived from flight, membership and other services.
Flight revenue consists of retail and wholesale flights and certain related fees and surcharges. Members can either pay as they fly or prepay for flights, including through the use of Membership Funds.
Membership revenue includes any one-time initiation fees paid at the commencement of a membership and recurring annual fees. Historically, a portion of the initiation fee was applied to annual dues; however, we discontinued initiation fees starting in July 2024. The remainder of any initiation fee, less any flight credits, is deferred and recognized on a straight-line basis over the estimated duration of the member relationship period, which is estimated to be three years. Members are charged recurring annual fees to maintain their membership. Revenue related to the annual fees is deferred and recognized on a straight-line basis over the related contractual period. If a member qualifies to earn Delta miles in the Delta SkyMiles® program as part of their membership, then a portion of the membership fee is allocated at contract inception.
Aircraft management revenue consists of contractual monthly management fees charged to aircraft owners, recovery of owner incurred expenses including maintenance coordination, cabin crew and pilots, and recharging of certain incurred aircraft operating costs such as maintenance, fuel, landing fees and parking. We pass recovery and recharge amounts back to owners at either cost or at a predetermined margin. We sold our aircraft management business to an unrelated third-party effective September 30, 2023. We do not expect to realize any significant revenue or expenses associated with aircraft management activities in future periods. See Note 3, Revenue in the Notes to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information on Aircraft management revenue for the year ended December 31, 2023.
Other revenue includes, but is not limited to, sales of whole aircraft, group charter revenue, cargo revenue, revenue sponsorships and partnership fees, safety and security revenue, and special missions including government, defense, emergency and medical transport. In addition, Other revenue includes flight management fees, software subscription fees from third-party operators for access to UP FMS, fees from third-party sponsorships and partnership fees and special missions revenue, including government, defense, emergency and medical transport.
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
Gain on Divestiture
Gain on divestiture primarily consists of the net working capital adjustment received in the third quarter of 2025 associated with the divestiture of Non-Core Services Businesses on August 20, 2025.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of fees incurred during the period to extinguish debt instruments in advance of the maturity date.
Change in Fair Value of Warrant Liability
Change in fair value of Warrant liability consists of unrealized gain (loss) on the Warrants (as defined below) assumed as part of the business combination consummated on July 13, 2021 between WUP and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination”), consisting of 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”), in each case exercisable for 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock.
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

Results of Our Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
The following table sets forth our results of operations for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Year Ended December 31,		Change in
	2025	2024	$	%
Revenue	$736,495	$792,104	$(55,609)	(7)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	662,755	733,075	(70,320)	(10)%
Technology and development	38,762	40,690	(1,928)	(5)%
Sales and marketing	88,643	84,317	4,326	5%
General and administrative	145,300	137,594	7,706	6%
Depreciation and amortization	61,171	56,546	4,625	8%
Gain on sale of aircraft held for sale	(51,763)	(4,622)	(47,141)	n/m
(Gain) loss on disposal of assets, net	(4,960)	3,295	(8,255)	n/m
Total costs and expenses	939,908	1,050,895	(110,987)	(11)%

Loss from operations	(203,413)	(258,791)	55,378	21%

Other income (expense):
Gain on divestiture	1,681	2,003	(322)	n/m
Loss on extinguishment of debt	(119)	(17,714)	17,595	n/m
Change in fair value of warrant liability	—	(8)	8	n/m
Interest income	3,020	2,170	850	39%
Interest expense	(90,470)	(65,352)	(25,118)	38%
Other income (expense), net	(1,413)	(717)	(696)	n/m
Total other income (expense)	(87,301)	(79,618)	(7,683)	(10)%

Loss before income taxes	(290,714)	(338,409)	47,695	(14)%

Income tax expense	(3,503)	(1,226)	(2,277)	n/m

Net loss	(294,217)	(339,635)	45,418	(13)%
Less: net income (loss) attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(294,217)	$(339,635)	$45,418	(13)%
__________
n/m - not meaningful

Revenue
Revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024, was as follows (in thousands):

	Year ended December 31,		Change in
	2025	2024	$	%
Membership	$28,887	$57,614	$(28,727)	(50)%
Flight	622,688	633,865	(11,177)	(2)%
Other	84,920	100,625	(15,705)	(16)%
Total	$736,495	$792,104	$(55,609)	(7)%
The decrease in Membership revenue was primarily driven by a decrease in members year-over-year as a result of streamlining our membership offering and shifting less frequent flyers to our charter offerings.
The decrease in Flight revenue was primarily driven by a $68.6 million decrease attributable to a 11% decrease in Live Flight Legs year-over-year, which was partially offset by a $57.4 million increase attributable to a 10% increase in Flight Revenue per Live Flight Leg, as a result of a greater mix of flights on larger and premium jets generally associated with higher hourly rates.
The decrease in Other revenue was primarily attributable to the absence of $9.7 million of residual Aircraft management revenue during the year ended December 31, 2024 following our sale of the aircraft management business on September 30, 2023, a $5.7 million decrease in group charter revenue primarily due to the absence of one-time projects in the fourth quarter of 2024 that did not repeat in 2025, a $3.6 million decrease in ground services revenue following the sale of our fixed-base operator activities in the first quarter of 2025, a $3.6 million decrease in services revenue following the divestiture of Non-Core Services Businesses in the third quarter of 2025 (see Note 5, Acquisition and Divestitures in the Notes to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report) and a $1.2 million decrease in sales of inventory aircraft following our decision to reduce focus on whole aircraft sales after the first quarter of 2024. These decreases were partially offset by a $2.4 million increase in ancillary fee revenue and a $1.4 million increase in defense contract revenue.
Cost of Revenue
Cost of revenue decreased $70.3 million, or 10%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by a $47.3 million reduction in employee compensation and allocable costs due to reduced headcount, and a $19.1 million decrease in fuel cost, a $16.4 million decrease in aircraft lease costs and a $10.2 million decrease in pilot travel costs, all driven by fewer Live Flight Legs year-over-year. The decrease was also attributable to an $8.4 million reduction in non-cash charges related to the reserve for certain parts inventory deemed obsolete or in excess of forecasted demand for aircraft maintenance and related to our legacy fleet and a $4.0 million reduction in third-party operator costs for group charter flights. These decreases were partially offset by a $42.4 million increase in third party operator costs for private jet flights.

Other Operating Expenses
Technology and Development
Technology and development expenses decreased $1.9 million, or 5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily attributable to a $3.4 million decrease in enterprise software and other IT-related spend as a result of cost and operational efficiency actions and a $0.5 million decrease in employee compensation and allocable costs due to reduced headcount. The decrease was partially offset by a higher mix of costs expensed in the period that were not eligible for capitalization, which resulted in a $2.0 million increase in expenses during the year ended December 31, 2025.
Sales and Marketing
Sales and marketing expenses increased $4.3 million, or 5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily attributable to a $5.2 million increase in employee compensation and allocable costs due to higher headcount and a $1.4 million increase in marketing events-related spend. The increases were partially offset by the absence of a $1.6 million one-time charge to terminate a consultancy agreement during the first quarter of 2024 and a $1.0 million reduction in spend on marketing flights and partnership-related expenses.
General and Administrative
General and administrative expenses increased $7.7 million, or 6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a one-time $20.2 million non-cash, pre-tax right-of-use asset impairment charge associated with vacating our former New York City corporate office space during the three months ended March 31, 2025 (see Note 10, Leases in the Notes to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report). The increase was partially offset by a $5.3 million decrease in professional services spend, a $3.3 million decrease in employee compensation and allocable costs due to reduced headcount and the absence of a $1.3 million charge to bad debt expense associated with certain aged receivables related to the aircraft management business we sold in the third quarter of 2023 that were recorded during first quarter of 2024.
Depreciation and Amortization
Depreciation and amortization expenses increased $4.6 million, or 8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a one-time impairment of certain leasehold improvements and furniture and fixtures associated with vacating our former New York City corporate office space (see Note 10, Leases in the Notes to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report) and higher value aircraft we have purchased as part of our ongoing fleet transformation.
Interest Income
Interest income increased $0.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by an increase in the average amount of cash equivalents held in money market funds versus the prior year period.
Interest Expense
Interest expense increased $25.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to paid-in-kind interest expense associated with the Term Loan and Credit Support Premium (each as defined below).
Income Tax Expense
Income tax expense increased $2.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Net Loss
As a result of the factors described above, Net loss improved by $45.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Liquidity and Capital Resources
Overview & Liquidity Outlook
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from debt financing transactions and the ATM Program, proceeds from asset sales aligned with our business strategies, and operating activities, primarily from deferred revenue associated with the sale of Membership Funds. As of December 31, 2025, we had $133.9 million of Cash and cash equivalents and $30.6 million of Restricted cash, and our long-term debt obligations consisted primarily of approximately $173.2 million aggregate principal amount outstanding of Revolving Equipment Notes (as defined below) and approximately $498.1 million aggregate principal amount outstanding under the Term Loan (as defined below), inclusive of capitalized paid-in-kind interest and approximately $8.7 million aggregate principal amount outstanding in connection with the Credit Support Premium (as defined below) portion of the Revolving Credit Facility (as defined below). In addition, we had a working capital deficit of $656.7 million as of December 31, 2025 and Net cash used in operating activities was $166.3 million for the year ended December 31, 2025. See the caption titled “Any inability to satisfy the terms of our contractual agreements, including operating leases and debt financing obligations, could adversely affect our business, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in this Annual Report for more information about our contractual obligations.
Pursuant to the Credit Agreement (as defined below), Delta has provided a commitment for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which may be drawn under certain circumstances through September 20, 2026 and is subject to liquidity-driven repayment conditions. As of December 31, 2025, no amounts were outstanding under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment. See “Sources and Uses of Liquidity—Long-Term Debt—Term Loan & Revolving Credit Facility” below for more information about the Revolving Credit Facility.
We expect to meet our liquidity needs for the next 12 months with a combination of cash and cash equivalents, cash flows from operations, strategic dispositions of underutilized assets, depending on market conditions, sales of shares of Common Stock under the ATM Program or other equity financings and, if needed and to the extent available to be drawn, proceeds from borrowings under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment and under the Revolving Equipment Notes. Our ability to satisfy our long-term liquidity needs will depend on, among others, our ability to generate cash flows from operations and enter into additional or alternate financing arrangements.
Sources & Uses of Liquidity
Long-Term Debt
The terms of our material long-term debt arrangements are briefly summarized below. See Note 8, Long-Term Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report for more information about the Revolving Equipment Notes, Credit Support Premium, Term Loan and Revolving Credit Facility (as each term is defined below). As of December 31, 2025, scheduled maturities of our long-term debt: (i) in 2026 were expected to be approximately $19.0 million; (ii) from 2027 through 2029 were expected to range between $20.0 million and $120.1 million annually; and (iii) in and after 2030 were nil.
Revolving Equipment Notes Facility
The Note Purchase Agreement, dated as of November 13, 2024 (the “NPA”), by and among Wheels Up Partners LLC, an indirect subsidiary of the Company (“WUP LLC”), Wilmington Trust, National Association, as subordination agent and trustee, and Wheels Up Class A-1 Loan Trust 2024-1, a Delaware statutory trust (the “2024-1 Trust”), provides for the revolving issuance from time to time by WUP LLC of Series A-1 equipment notes (the “Revolving Equipment Notes”) in an aggregate principal amount up to $332.0 million (the “Revolving Equipment Notes Facility”). The Revolving Equipment Notes mature on November 13, 2029 (the “Revolving Equipment Notes Maturity Date”) and require annual amortization of principal amount equal to 10% per annum on and from November 13, 2024 to November 13, 2027 (the “Availability Period”) and 12% per annum thereafter to the Revolving Equipment Notes Maturity Date, in each case payable in cash quarterly on the same dates as interest payments. The Revolving Equipment Notes bear interest at the variable rate of the then applicable three-month secured overnight funds rate (“SOFR”) plus 1.75% per annum during the Availability Period, SOFR plus 2.25% immediately after the end of the Availability Period to November 13, 2028, and SOFR plus 2.75% from November 13, 2028 to the Revolving Equipment Notes Maturity Date. Interest on the Revolving Equipment Notes is payable in cash quarterly on February 15, May 15, August 15 and November 15 of each year, and on the Revolving Equipment Notes Maturity Date. WUP LLC must also pay a customary commitment fee on unused amounts available to be borrowed under the Revolving Equipment Note Facility.
Any amounts of principal under a Revolving Equipment Note repaid by WUP LLC prior to the Availability Period, either through regular principal amortization payments or from the early redemption of principal amounts related to any aircraft secured by the Revolving Equipment Notes Facility, will become available to be reborrowed by WUP LLC for the purchase of additional aircraft to be secured by such facility during the Availability Period, subject to certain conditions. WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral (as defined in Note 8, Long-Term Debt in the Notes to Consolidated Financial Statements) or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions. We are subject to certain covenants under the Revolving Equipment Notes Facility, which are summarized in Note 8, Long-Term Debt in the Notes to Consolidated Financial Statements.
During the year ended December 31, 2025, WUP LLC redeemed in-full the Revolving Equipment Notes for 49 aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes Facility by $178.9 million, and issued new Revolving Equipment Notes for 8 aircraft in the aggregate principal amount of $65.7 million. As of December 31, 2025, under the Revolving Equipment Notes Facility: (i) approximately $173.2 million aggregate principal amount of Revolving Equipment Notes were outstanding; (ii) approximately $158.8 million was available to be borrowed to fund future aircraft acquisitions; and (iii) the carrying value of the 55 aircraft that were subject to first-priority liens under outstanding Revolving Equipment Notes was $183.7 million.
Credit Support
Delta provides credit support for the Revolving Equipment Notes Facility, which effectively guarantees WUP LLC’s payment obligations thereunder upon the occurrence and continuation of specified events of default, in exchange for an annual fee as a percentage of the aggregate principal amounts drawn under the Revolving Equipment Notes Facility that is payable-in-kind by the Company and accrues interest over the life of the Revolving Equipment Notes Facility (the “Credit Support Premium”). The Credit Support Premium constitutes a revolving loan payable to Delta under the Revolving Credit Facility pursuant to the Second Credit Agreement Amendment (as defined below). Amounts in respect of the Credit Support Premium accrue while the Revolving Equipment Notes are outstanding and include interest that is compounded and capitalized on the last day of each calendar quarter; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment under the Revolving Credit Facility. The Credit Support Premium will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. See Note 8, Long-Term Debt in the Notes to Consolidated Financial Statements in this Annual Report for more information about the Credit Support Premium.
Term Loan & Revolving Credit Facility
The Company is party to a Credit Agreement, dated as of September 20, 2023 (as amended by Amendment No. 1 thereto, dated as of November 15, 2023, as further amended by Amendment No. 2 thereto, dated as of November 13, 2024 (the “Second Credit Agreement Amendment”), and as further amended by the Third Credit Agreement Amendment, the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC, Cox Investment Holdings LLC and certain other lenders party thereto from time to time (collectively, the “Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties (the “Agent”), pursuant to which as of December 31, 2025 (i) the Lenders have provided a term loan facility

(the “Term Loan”) in the aggregate original principal amount of $390.0 million and (ii) Delta has provided a commitment for a revolving loan facility (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facility”) in the aggregate original principal amount of $100.0 million.
The scheduled maturity date for the Term Loan is September 20, 2028, and the scheduled maturity date for the Revolving Credit Facility is the earlier of September 20, 2028 and the first date after September 20, 2026 on which all amounts owed under the Revolving Credit Facility have been repaid pursuant to their terms, subject in each case to earlier termination upon acceleration or termination of any obligations upon the occurrence and continuation of an event of default. Interest on the Term Loan and any borrowings under the Revolving Credit Facility (each, a “Loan” and, collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each Loan is payable-in-kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December each year, and the applicable maturity date.
As part of the Credit Facility, Delta has provided a commitment for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which is separate and apart from the portion with respect to the Credit Support Premium. The Company may borrow available amounts under the Revolving Credit Facility at any time through September 20, 2026 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the Revolving Credit Facility prior to maturity as follows: (i) at any time prior to September 20, 2026, to the extent the Unrestricted Cash Amount (as defined in the Credit Agreement) exceeds $100.0 million and (ii) on or after September 20, 2026 but prior to maturity, to the extent that the Unrestricted Cash Amount (as defined in the Credit Agreement) exceeds $125.0 million and if Consolidated Cash Flow (as defined in the Credit Agreement) has been positive for any fiscal quarter since September 20, 2023. As of December 31, 2025, no amounts were outstanding under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment.
At-the-Market Common Stock Offering Program
On August 29, 2025, the Company entered into the ATM Sales Agreement with the Sales Agents, pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $50.0 million of Common Stock under the ATM Program. During the year ended December 31, 2025, the Company issued 21,157,534 shares of Common Stock under the ATM Program for $49.4 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $47.5 million after deducting sales commissions. As of December 31, 2025, approximately $0.6 million of capacity to issue shares of Common Stock remained under the ATM Program.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(166,295)	$(77,888)
Net cash (used in) provided by investing activities	$180,368	$(46,681)
Net cash (used in) provided by financing activities	$(98,513)	$78,662
Net decrease in cash, cash equivalents and restricted cash	$(81,965)	$(46,357)
Cash Flow from Operating Activities
The cash outflows from operating activities consisted of our Net loss during the respective periods, net of non-cash items of $133.2 million and $177.7 million during the years ended December 31, 2025 and 2024, respectively, and the balance from a general decrease in net operating assets and liabilities during the year ended December 31, 2025 compared to the year ended December 31, 2024. During the year ended December 31, 2025, we sold $576.0 million of Membership Funds, which was a 3% decrease from the $595.4 million of Membership Funds sold during

2024. The decrease was primarily attributable to changes in our membership program offerings aimed at attracting and retaining higher spending, more frequent flyers. During the three months ended December 31, 2025, we sold $188.1 million of Membership Funds.
Cash Flow from Investing Activities
The cash inflow from investing activities during the year ended December 31, 2025 was primarily attributable to $271.6 million in proceeds from sales of aircraft that were classified as held for sale and $20.7 million in proceeds from the sale of the Non-Core Services Businesses. The cash inflows were partially offset by cash outflows of $105.1 million for capital expenditures, primarily consisting of purchases of higher value aircraft in furtherance of our fleet transformation and $11.5 million of capitalized software development costs.
Cash Flow from Financing Activities
The cash outflow from financing activities was primarily attributable to the prepayments of long-term debt of $210.0 million (including the redemption in-full of the Revolving Equipment Notes for 49 aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes Facility by $178.9 million), partially offset by the issuance of new Revolving Equipment Notes for 8 aircraft in the aggregate principal amount of $65.7 million and the issuance and sale of shares of Common Stock under the ATM Program for approximately $47.5 million in aggregate net proceeds after deducting sales commissions.
Future Obligations and Commitments
As of December 31, 2025, our principal ongoing commitments consisted of contractual cash obligations to pay principal and interest payments under the Revolving Equipment Notes, principal and accrued interest under the Credit Agreement when due at maturity (including any amounts in respect of the Credit Support Premium), operating leases for our controlled aircraft, offices and operational facilities, trade payables and ordinary course arrangements involving our obligation to provide future services for which we have already received deferred revenue. For further information about the foregoing obligations and commitments, see the following Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report: Note 3, Revenue; Note 8, Long-Term Debt; and Note 10, Leases. In addition, the Share Repurchase Program (as defined in Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) gives management the discretion to purchase shares of Common Stock from time to time, and any open order or executory contract to acquire shares of Common Stock in the future would constitute a cash contractual commitment by the Company to the extent it is not cancelled prior to trade execution.
To execute our fleet modernization strategy, we will need to, among other things, continue to strategically acquire aircraft, which may include purchasing or leasing aircraft, acquiring private aviation operators or entering into alternative financing structures, selling legacy owned aircraft and returning legacy leased aircraft to their lessors. This strategy is expected to be capital intensive and will require significant internal and external resources over the remainder of the expected transition period and thereafter as we supplement our controlled fleet. As of the date of this Annual Report, we expect that we will fund any fleet transition-related obligations or commitments using cash and cash equivalents on-hand, including cash received from any sales or sale-leaseback transactions involving our owned aircraft, operating cash flows, available borrowings under the Revolving Equipment Notes Facility, and the future possible strategic transactions, such as potential acquisitions of private aviation operators, strategic leasing arrangements or additional debt or equity financings. See “Review of 2025 Achievements—Executing Our Fleet Modernization Strategy” above and the caption titled “We may not be able to successfully implement our growth strategies or realize the expected benefits of our strategic initiatives, including changes in our commercial offerings, operational efficiency and cost reduction actions, and our fleet modernization strategy” in Part I, Item 1A “Risk Factors” in this Annual Report for more information about our fleet modernization strategy.
Off-Balance Sheet Arrangements
As of December 31, 2025, we were not a party to any off-balance sheet arrangements (as defined in Regulation S-K) that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or cash flows.

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
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. The carrying value of goodwill is tested for impairment on an annual basis or on an interim basis if events or changes in circumstances indicate that an impairment loss may have occurred (i.e., a triggering event). Our annual goodwill impairment testing date is September 1st. The test for impairment is performed at the reporting unit level. The Company has two reporting units, the Air Partner reporting unit and the legacy Wheels Up reporting unit.
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
See Note 6, Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report for additional information about impairment testing for goodwill and intangible assets, including the goodwill impairment charges that we recognized during the fiscal year ended December 31, 2023.
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
For Restricted stock units (“RSUs”) granted under the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated effective April 1, 2023 (as amended by the LTIP Amendments (as defined in Note 11, Stockholders’ Equity and Equity-Based Compensation in the Notes to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report), the “Amended and Restated 2021 LTIP”), we recognize compensation expense on a straight-line basis over the requisite service period. Certain of our RSUs granted under the Amended and Restated 2021 LTIP vest upon achievement of pre-determined performance objectives (“PSUs”). The vesting of RSUs and PSUs are generally subject to a participant’s continued service to the Company through the vesting date. Compensation expense associated with PSUs is recognized based on the quantity of awards we have determined are probable of vesting and is recognized over the longer of the estimated performance goal attainment period or time vesting period. The grant date fair value of RSUs with market-based vesting conditions is recognized over the derived service period for the award, unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement.
The Executive Performance Plans (as defined in Note 11, Stockholders’ Equity and Equity-Based Compensation in the Notes to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report) are subject to the satisfaction of the applicable performance- and service-based vesting conditions under such award, if at all. Compensation expense associated with the Executive Performance Plans is recognized over the derived service period.
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
Interest Rates
Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. We are subject to market risk associated with changes in interest rates, which could lead to significant fluctuations in the required cash payments of interest or related accruals with respect to variable-rate debt, and the fair value of our indebtedness, including under the Revolving Equipment Notes and Credit Facility, or our cash equivalents, which are primarily in the form of money market funds or U.S. treasury bills. Changes in interest rates may also impact payments under any additional variable-rate debt arrangements or leases that we may enter into from time to time, as well as our ability to refinance the Revolving Equipment Notes or Credit Facility or to obtain additional financing on attractive terms or at all.
As of December 31, 2025, approximately $498.1 million of the Company’s long-term debt was at fixed interest rates, including, among others, the Term Loan, and none of the Company’s variable lease obligations utilized market interest rates as the basis for determining payments. Borrowings under the Revolving Credit Facility accrue interest at a fixed interest rate. The remaining $173.2 million of the Company’s long-term debt as of December 31, 2025 was at variable interest rates based on SOFR (as defined in Note 8, Long-Term Debt in the Notes to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report) that are adjusted at scheduled principal and interest payment dates, subject to a floor. The table below reflects the approximate changes in the estimated fair value of our fixed rate debt as of December 31, 2025 and interest expense for our variable rate debt for the year ended December 31, 2025, in each case based on a 1% increase or decrease in average annual interest rates (in millions):

	Change in
Change in Average Annual Interest Rate	Estimated Fair Value of Fixed Rate Debt	Interest Expense on Variable Rate Debt
1% increase	$(9.3)	$2.9
1% decrease	$9.6	$(3.0)
From time to time, we may enter into interest rate swaps or other derivative instruments that are not for speculative purposes to manage our exposure to changes in interest rates, subject to certain limitations under our debt agreements. As of December 31, 2025, there were no such contracts outstanding.
Aircraft Fuel
We are subject to market risk associated with changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2025 represented 14% of our total Cost of revenue. Based on our 2025 fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $9.0 million for the year ended December 31, 2025. We do not purchase or hold any derivative instruments to protect against the effects of changes in aircraft fuel. Under our agreements with our members, we bill members a fuel price surcharge based on the cost of Jet A fuel for flights under our membership program, which limits our direct exposure to volatility in Jet A fuel prices to the extent the fuel surcharge applies. See the caption “Fuel” set forth in Part I, Item 1 “Business” in this Annual Report for more information regarding the details of the fuel surcharge. Fuel costs for charter flights on third-party operated aircraft are generally paid by the charter customer as part of the total cost of the flight. Our direct exposure to fluctuations in aircraft fuel prices for such arrangements is limited.
Foreign Currency Exchange
We are subject to foreign currency exchange risk primarily through our international operations, which involve revenue and expenses denominated in foreign currencies. To manage foreign currency exchange risk, we execute international revenue and expense transactions in the same foreign currency to the extent practicable; however, these transactions are insignificant in magnitude compared to our total revenue and expenses. From time to time, we may also enter into option or forward contracts that are not for speculative purposes to hedge foreign currency exchange risk. As of December 31, 2025, we did not hold any such option or forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wheels Up Experience Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Wheels Up Experience Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 10, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 10, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wheels Up Experience Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Wheels Up Experience Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2026 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.
New York, New York
March 10, 2026

WHEELS UP EXPERIENCE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$133,926	$216,426
Accounts receivable, net	24,249	32,316
Other receivables	1,493	1,182
Parts and supplies inventories, net	11,586	12,177
Aircraft held for sale	18,463	35,663
Prepaid expenses	27,091	23,546
Other current assets	32,549	10,759
Total current assets	249,357	332,069
Property and equipment, net	219,729	348,339
Operating lease right-of-use assets	111,886	56,911
Goodwill	209,897	217,045
Intangible assets, net	75,102	96,904
Restricted cash	30,577	30,042
Other non-current assets	72,266	76,701
Total assets	$968,814	$1,158,011
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$19,039	$31,748
Accounts payable	20,443	29,977
Accrued expenses	104,010	89,484
Deferred revenue, current	738,852	749,432
Operating lease liabilities, current	16,891	13,953
Intangible liabilities, current	1,525	1,525
Other current liabilities	6,796	1,165
Total current liabilities	907,556	917,284
Long-term debt, net	316,358	376,308
Deferred revenue, non-current	—	180
Operating lease liabilities, non-current	121,067	50,810
Warrant liability	20	20
Intangible liabilities, non-current	7,626	9,152
Other non-current liabilities	8,288	485
Total liabilities	1,360,915	1,354,239
Commitments and contingencies (Note 14)
Mezzanine equity:
Executive performance plan	—	5,881
Total mezzanine equity	—	5,881
Stockholders’ equity:

Common stock, $0.0001 par value; 1,500,000,000 authorized; 723,590,076 and 698,342,097 shares issued and 722,017,754 and 697,902,646 shares outstanding as of as of December 31, 2025 and December 31, 2024, respectively	72	70
Additional paid-in capital	2,020,408	1,921,581
Accumulated deficit	(2,397,112)	(2,102,895)
Accumulated other comprehensive loss	(5,633)	(12,662)
Treasury stock, at cost, 1,572,322 and 439,451 shares, respectively	(9,836)	(8,203)
Total Wheels Up Experience Inc. stockholders’ equity	(392,101)	(202,109)
Non-controlling interests	—	—
Total stockholders’ equity	(392,101)	(202,109)
Total liabilities and equity	$968,814	$1,158,011
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$736,495	$792,104	$1,253,317

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	662,755	733,075	1,232,506
Technology and development	38,762	40,690	61,873
Sales and marketing	88,643	84,317	88,828
General and administrative	145,300	137,594	145,873
Depreciation and amortization	61,171	56,546	58,533
Gain on sale of aircraft held for sale	(51,763)	(4,622)	(16,939)
(Gain) loss on disposal of assets, net	(4,960)	3,295	—
Impairment of goodwill	—	—	126,200
Total costs and expenses	939,908	1,050,895	1,696,874

Loss from operations	(203,413)	(258,791)	(443,557)

Other income (expense):
Gain (loss) on divestiture	1,681	2,003	(2,991)
Loss on extinguishment of debt	(119)	(17,714)	(4,401)
Change in fair value of warrant liability	—	(8)	739
Interest income	3,020	2,170	6,121
Interest expense	(90,470)	(65,352)	(41,255)
Other expense, net	(1,413)	(717)	(660)
Total other income (expense)	(87,301)	(79,618)	(42,447)

Loss before income taxes	(290,714)	(338,409)	(486,004)

Income tax expense	(3,503)	(1,226)	(1,383)

Net loss	(294,217)	(339,635)	(487,387)
Less: Net loss attributable to non-controlling interests	—	—	—
Net loss attributable to Wheels Up Experience Inc.	$(294,217)	$(339,635)	$(487,387)

Net loss per share of Common Stock:
Basic and Diluted	$(0.42)	$(0.49)	$(3.69)

Weighted-average shares of Common Stock outstanding:
Basic and Diluted	705,991,790	697,713,626	132,194,747
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(294,217)	$(339,635)	$(487,387)
Other comprehensive loss:
Foreign currency translation adjustments	7,029	(1,958)	(651)
Comprehensive loss	(287,188)	(341,593)	(488,038)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—
Comprehensive loss attributable to Wheels Up Experience Inc.	$(287,188)	$(341,593)	$(488,038)
The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock					Treasury Stock
(in thousands)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2022	25,198,298	$3	$1,545,530	$(1,275,873)	$(10,053)	264,441	$(7,687)	$—	$251,920
Equity-based compensation	—	—	21,881	—	—	—	—	1,276	23,157
Change in non-controlling interests allocation	—	—	1,276	—	—	—	—	(1,276)	—
Issuance of Common Stock in connection with debt issuance	671,239,941	67	310,322	—	—	—	—	—	310,389
Reverse stock split fractional shares	—	—	—	—	—	859	(3)	—	(3)
Shares withheld for employee taxes on vested awards	—	—	—	—	—	10,407	(28)	—	(28)
Issuance of Common Stock upon settlement of restricted stock units	693,599	—	—	—	—	—	—	—	—
Net loss	—	—	—	(487,387)	—	—	—	—	(487,387)
Other comprehensive loss	—	—	—	—	(651)	—	—	—	(651)
Balance at December 31, 2023	697,131,838	$70	$1,879,009	$(1,763,260)	$(10,704)	275,707	$(7,718)	$—	$97,397
Equity-based compensation	—	—	23,854	—	—	—	—	—	23,854
Reclassification of equity awards	—	—	18,718	—	—	—	—	—	18,718
Shares withheld for employee taxes on vested awards	—	—	—	—	—	163,744	(485)	—	(485)
Issuance of Common Stock upon settlement of restricted stock units	1,210,259	—	—	—	—	—	—	—	—
Net loss	—	—	—	(339,635)	—	—	—	—	(339,635)
Other comprehensive loss	—	—	—	—	(1,958)	—	—	—	(1,958)
Balance at December 31, 2024	698,342,097	$70	$1,921,581	$(2,102,895)	$(12,662)	439,451	$(8,203)	$—	$(202,109)
Equity-based compensation	—	—	41,062	—	—	—	—	—	41,062
Reclassification of equity awards	—	—	10,250	—	—	—	—	—	10,250
Issuance of Common Stock (ATM Program)	21,157,534	2	47,515	—	—			—	47,517
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	566,327	(1,006)	—	(1,006)
Repurchase of Common Stock	—	—	—	—	—	566,544	(627)	—	(627)
Issuance of Common Stock upon settlement of restricted stock units	4,090,445	—	—	—	—	—	—	—	—
Net loss	—	—	—	(294,217)	—	—	—	—	(294,217)
Other comprehensive income	—	—	—	—	7,029	—	—	—	7,029
Balance at December 31, 2025	723,590,076	$72	$2,020,408	$(2,397,112)	$(5,633)	1,572,322	$(9,836)	$—	$(392,101)
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(294,217)	$(339,635)	$(487,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,171	56,546	58,533
Amortization of deferred financing costs and debt discount	17,522	8,711	329
Payment in kind interest	54,216	43,412	10,453
Equity-based compensation	45,430	45,977	25,633
Impairment of lease related assets	20,195	—	—
Reserve for excess and obsolete inventory	3,622	12,063	3,923
Loss on extinguishment of debt	119	17,714	4,401
Gain on sale of aircraft held for sale	(55,217)	(4,622)	(16,939)
Impairment of goodwill	—	—	126,200
Other	(13,839)	(2,060)	6,598
Changes in assets and liabilities:
Accounts receivable	2,528	2,794	30,062
Other receivables	(309)	4,349	(3,164)
Parts and supplies inventories	(3,173)	2,861	4,686
Prepaid expenses	(618)	30,117	(17,315)
Other non-current assets	5,774	33,803	(32,289)
Accounts payable	(9,252)	(2,882)	(8,089)
Accrued expenses	13,979	(11,233)	(35,110)
Deferred revenue	(12,959)	25,383	(348,419)
Other assets and liabilities	(1,267)	(1,186)	12,609
Net cash used in operating activities	(166,295)	(77,888)	(665,285)

Cash flows from investing activities:
Purchases of property and equipment	(93,629)	(122,811)	(20,168)
Capitalized software development costs	(11,469)	(15,021)	(16,497)
Proceeds from sale of divested business	20,689	7,894	13,200
Purchases of aircraft held for sale	(11,760)	(2,408)	(4,240)
Proceeds from sale of aircraft held for sale, net	271,587	85,560	68,308
Other	4,950	105	267
Net cash (used in) provided by investing activities	180,368	(46,681)	40,870

Cash flows from financing activities:
Proceeds from sales of shares of Common Stock	47,517	—	—
Purchase of shares for treasury	(1,633)	(485)	(28)
Proceeds from long-term debt	65,743	327,201	382,200
Payment of debt issuance costs	(152)	(1,594)	(21,695)
Repayments of long-term debt	(209,988)	(246,460)	(59,523)
Net cash (used in) provided by financing activities	(98,513)	78,662	300,954

Effect of exchange rate changes on cash	2,475	(450)	(3,867)

Net decrease in cash, cash equivalents and restricted cash	(81,965)	(46,357)	(327,328)
Cash, cash equivalents and restricted cash, beginning of period	246,468	292,825	620,153
Cash, cash equivalents and restricted cash, end of period	$164,503	$246,468	$292,825

CASH PAID DURING THE PERIOD FOR:
Interest	$19,596	$23,562	$31,397

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance of Common Stock in connection with debt issuance	$—	$—	$310,322
The accompanying notes are an integral part of these consolidated financial statements.

WHEELS UP EXPERIENCE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND OPERATIONS
Wheels Up Experience Inc. (together with its consolidated subsidiaries, “Wheels Up”, the “Company”, “our”, “we”, and “us”) is a leading global provider of on-demand private aviation with a large, diverse aircraft fleet and a network of safety-vetted charter operators.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with U.S generally accepted accounting principles (“GAAP”). The Company consolidates Wheels Up MIP LLC (“MIP LLC”) and records the profits interests units in Wheels Up Partners Holdings LLC, our indirect subsidiary (“WUP”), held by MIP LLC as non-controlling interests. The Company serves as the sole managing member of MIP LLC, but does not own any profits interests units in WUP (see Note 13).
Use of Estimates
Preparing the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates due to risks and uncertainties. The most significant estimates include, but are not limited to, the useful lives and residual values of purchased aircraft, the fair value of financial assets and liabilities, acquired intangible assets, goodwill, contingent consideration and other assets and liabilities, sales and use tax, the estimated life of member relationships, the determination of the allowance for credit losses, reserve for excess and obsolete inventory, impairment assessments, the determination of the valuation allowance for deferred tax assets and the incremental borrowing rate for leases.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net, primarily consists of contractual amounts we expect to collect from customers for flight-related charges, including amounts currently due from credit card companies. We record Accounts receivable at the original invoiced amount.
We monitor exposure for losses and maintain an allowance for credit losses for any receivables that may be uncollectible. We estimate uncollectible receivables based on the receivable’s age, customer credit-worthiness, past transaction history with the customer, changes in payment terms and the condition of the general economy and the industry as a whole. When it is determined that the amounts are not recoverable, the receivable is written off against the allowance. Changes in allowance for credit losses from December 31, 2023 to December 31, 2025 were as follows (in thousands):

Amount
Balance as of December 31, 2023	$7,864
Current period provision	2,728
Write-offs, net and other	(2,931)
Balance as of December 31, 2024	7,661
Current period provision	366
Write-offs, net and other	20
Balance as of December 31, 2025	$8,047
Concentration of Credit Risk
Financial instruments that may potentially expose us to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash and receivables. We place cash and cash equivalents with financial institutions that we believe have high credit quality. To the extent that our international cash holdings increase or decrease in the future, our exposure to fluctuations in foreign currency exchange rates may correspondingly increase or decrease and could have a material adverse effect on our business, financial condition or results of operations. Certain of the Company’s U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation up to certain limits. Although our cash deposits are held with multiple financial institutions, such deposits at times may exceed the federally insured limits. We have not experienced any losses with respect to such accounts.
Revenue and Accounts receivable are spread over many members and customers. There were no customers that accounted for 10% or more of revenue for the years ended December 31, 2025, 2024 or 2023. We monitor credit quality on an ongoing basis and maintain reserves for estimated credit losses. There were no customers that accounted for 10% or more of accounts receivable as of December 31, 2025 or 2024.
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
We determine, based on the evidence that exists, whether or not it is appropriate to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of inventory due to damage, physical deterioration, obsolescence or other causes, as well as our projected usage of inventory on-hand as of each balance sheet date. As of December 31, 2025 and 2024, the reserve for excess and obsolete inventory was $2.4 million and $16.4 million, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include contractual prepayments to third-parties for future services, security deposits, the current portion of capitalized costs related to sales commissions and referral fees and insurance claims receivable.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization for all property and equipment are calculated using the straight-line method over the estimated useful lives of the related assets. Residual values estimated for aircraft are approximately 50% of the original purchase price. Expenditures that increase the value or productive capacity of assets are capitalized, and repairs and maintenance are expensed as incurred. The estimated useful lives of property and equipment are principally as follows: aircraft — seven years; furniture and fixtures — three years; vehicles — five years; building and improvements — 27 years; computer equipment — three years; and tooling — 10 years. Leasehold improvements are amortized over the shorter of either the estimated useful life of the asset or the remaining term of the lease (see Note 4).
Software Development Costs
We incur costs related to developing the Wheels Up website, mobile application and other internal use software. The amounts capitalized include employees’ payroll and payroll-related costs that are directly associated with the development activities, as well as external direct costs of services used in developing the software. We amortize capitalized costs using the straight-line method over the estimated useful life, which is currently three years, beginning when the software is ready for its intended use. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred (see Note 4).
Leases
We determine if an arrangement is a lease at inception on an individual contract basis. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities, current, and Operating lease liabilities, non-current, on the consolidated balance sheets. Operating lease right-of-use assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The interest rate implicit in our leases is not readily determinable to discount lease payments. As a result, for all leases, we use an incremental borrowing rate that is based on the estimated rate of interest for a collateralized borrowing of a similar asset, using a similar term as the lease payments at the commencement date.
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
During the third quarter of 2024, the Company elected to voluntarily change the timing of its annual goodwill impairment test from October 1st to September 1st. The selection of September 1st as the annual testing date for the impairment of goodwill is intended to move the testing to a period outside of the Company’s interim financial reporting process to allow sufficient time to complete the analysis prior to releasing its third quarter financial results. The change did not result in more than 12 months between annual testing dates. The Company applied this change prospectively as management determined that retrospective application would be impracticable, and the change did not have an impact on the financial statements as the Company currently evaluates for triggering events in interim periods.
The Company has two reporting units, the Air Partner reporting unit and the legacy Wheels Up reporting unit (“WUP Legacy”) (see Note 6).
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
We recorded the Private Warrants and Public Warrants (as each term is defined in Note 12) assumed in connection with the closing of the business combination consummated on July 13, 2021 (the “Business Combination Closing Date”) between Wheels Up Partners Holdings LLC (“WUP”) and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination”), as liabilities (see Note 9 and Note 12).
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
(ii) Flights
Flights and flight-related services, along with the related costs of the flights, are earned and recognized as revenue at the point in time in which the service is provided. For round trip flights, revenue is recognized upon arrival at the destination for each flight leg. In addition to retail flights, we also have flight service agreements to sell wholesale flights to non-member customers that do not pay membership or initiation fees.

Members pay a fixed quoted amount for flights. The amount per flight leg can be based on a contractual capped or fixed rate or dynamically-priced based on market demand at time of booking. Wholesale customers primarily pay a fixed rate for flights. In addition, members can pay for flight costs using funds advanced to us for the cost of future flight services and other incidental costs, such as catering and ground transportation (a “Membership Fund”). A Membership Fund is deferred and recognized as revenue when the member completes a flight leg.
In addition, Wheels Up provides Medallion® status (“Status”) in Delta’s SkyMiles® Program (“SkyMiles”) for purchases of Membership Funds. A member is granted Status free of charge for use during the term of the contract and may assign the Status to any designated individual, subject to certain terms and conditions. Any member that meets the designated spend thresholds for their Membership Fund or the designated dollar-denominated flight spend thresholds during the year receive the same Status. We do not owe Delta any consideration for the grant of each Status provided. Status is not a material right at contract inception and does not give rise to a separate performance obligation. The provided Status is not recognized as revenue, but instead is considered a marketing incentive related to future purchases on Delta.
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
Revenue and the associated costs are recognized on a net basis when acting as an agent to arrange for services to be provided by another party, including acting as an intermediary ticketing agent for travel as part of the Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024 (the “Amended CCA”), by and among WUP, Wheels Up Partners LLC, our indirect subsidiary (“WUP LLC”), and Delta, and when managed aircraft owners charter their own aircraft. A Member can use their Membership Fund to purchase commercial flights on Delta. Wheels Up charges the member a ticketing fee to use their funds with Delta, which is recorded on a net basis in Revenue at the time of booking. Wheels Up passes along the fulfillment of the performance obligation to Delta who actually provides the flight to the member. Owner charter revenue is recognized for flights where the owner of a managed aircraft sets the price for the trip. Wheels Up records owner charter revenue at the time of flight on a net basis for the margin we receive to operate the aircraft.
(iii) Aircraft Management
We generated fee revenue under management agreements with third-party aircraft owners, which includes the recovery of owner incurred expenses including maintenance coordination, cabin crew and pilots, as well as recharging of certain incurred aircraft operating costs and expenses such as maintenance, fuel, landing fees, parking and other related operating costs. We passed the recovery and recharge costs back to owners at either cost or a predetermined margin. Aircraft management related revenue contained two types of performance obligations. One performance obligation was to provide management services over the contract period. Revenue earned from management services was recognized over the contractual term, on a monthly basis. The second performance obligation is the cost to operate and maintain the aircraft, which was recognized as revenue at the point in time such services were completed.
On September 30, 2023, we sold our non-core aircraft management business to an unrelated third party. We do not expect to recognize any significant revenue or expenses for aircraft management activities in future periods. Residual aircraft management revenue recognized during the year ended December 31, 2024 is presented within Other revenue for that period.
(iv) Other
Ground Services
We previously provided fixed-base operator (“FBO”) ground services to aircraft customers at our former leased facility at Cincinnati/Northern Kentucky International Airport (the “CVG FBO”) until the transfer of our operation and lease of the CVG FBO to an unrelated third-party during the three months ended March 31, 2025. FBO ground services were comprised of a single performance obligation for aircraft facility services such as fueling, parking, ground power and cleaning. FBO-related revenue was recognized at the point in time each service is provided.
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
Flight-Related Services
As part of each flight, there is the option to request flight-related services such as catering or ground transportation for an additional charge. Flight-related services, which are passed through at either cost or a predetermined margin, were $2.5 million, $2.3 million and $2.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
On August 20, 2025, we sold the substantial majority of our safety and security businesses to an unrelated third party. We do not expect to recognize any significant revenue or expenses for safety and security activities in future periods (see Note 5).
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
If we do not intend to use the aircraft to service member or customer flights prior to the sale, we classify the purchase as aircraft inventory on the consolidated balance sheets. Aircraft inventory is valued at the lower of cost or net realizable value. Sales are recorded on a gross basis within Other revenue and Cost of revenue in the consolidated statements of operations. We recorded nil, $1.2 million and $18.2 million of Other revenue for aircraft sales during the years ended December 31, 2025, 2024 and 2023, respectively.

Aircraft Maintenance and Repair
Regular maintenance for owned and leased aircraft is expensed as incurred unless covered by a third-party, long-term flight hour service agreement. We have separate service agreements in place covering scheduled and unscheduled repairs of certain aircraft components, as well as the engines for certain owned and leased aircraft in our controlled fleet. Certain of these agreements, whose original terms generally range from 10 to 15 years, require monthly payments at rates based either on the number of cycles each aircraft was operated during each month or the number of flight hours each engine was operated during each month, subject to annual escalations. These “power-by-the-hour” agreements transfer certain risks, including certain cost risks, to the third-party service providers. The agreements generally fix the amount we pay per flight hour or number of cycles in exchange for maintenance and repairs under a predefined maintenance program, which are representative of the time and materials that would be consumed. These costs are expensed as the related flight hours or cycles are incurred.
Advertising Costs
We expense the cost of advertising and promoting our services as incurred. Such amounts are included in Sales and marketing expense in the consolidated statements of operations and totaled $9.6 million, $10.6 million and $8.0 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
Equity-Based Compensation
Equity-based compensation awards are measured on the date of grant based on the estimated fair value of the respective award and the resulting compensation expense is recognized over the requisite service period of the respective award. We account for forfeitures of awards as they occur. Expense associated with awards granted but not yet approved by the Company’s stockholders was classified as mezzanine equity in the consolidated balance sheet. Upon subsequent approval of awards by the Company’s stockholders, the carrying value of the award was reclassified to permanent equity on the consolidated balance sheet.
RSUs (as defined in Note 11) granted under the Amended and Restated 2021 LTIP (as defined in Note 11) vest upon a service-based requirement, and we recognize compensation expense on a straight-line basis over the requisite service period. PSUs (as defined in Note 11) granted under the Amended and Restated 2021 LTIP vest upon the achievement of pre-determined performance objectives or market-based vesting conditions, and may be subject to a participant’s continued service. Compensation expense associated with PSUs is recognized based on the quantity of awards we have determined are probable to vest and is recognized over the longer of the estimated performance goal attainment period or time vesting period. The grant date fair value of RSUs with market-based vesting conditions is recognized over the derived service period for the award unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement.
The Executive Performance Plans (as defined in Note 11) are subject to the satisfaction of the applicable performance- and service-based vesting conditions thereunder, if at all. Compensation expense associated with the Executive Performance Plans is recognized over the derived service period.
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
The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company operates as one operating segment. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. The measure of segment profit or loss for the Company’s single segment is Net income (loss), which can be found in the consolidated statement of operations. There is no expense or asset information that is supplemental to those disclosed in the consolidated financial statements that is regularly provided to the CODM (see Note 19).
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
Accounting Pronouncements Not Yet Effective
In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03 “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The amendments in ASU 2024-03 aim to improve the decision usefulness of expense information on public business entities’ income statements through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 enhance the transparency and decision usefulness of income tax disclosures, primarily through expanded rate reconciliation and income taxes paid disclosures. The Company adopted ASU 2023-09 effective January 1, 2025, and applied the guidance on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements, but resulted in expanded income tax disclosures.

3.     REVENUE
Disaggregation of Revenue
The following table disaggregates Revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Year Ended December 31,
	2025	2024	2023
Services transferred at a point in time:
Flights, net of discounts and incentives	$622,688	$633,865	$884,065
Aircraft management	—	9,537	159,150
Other	82,391	89,867	102,352

Services transferred over time:
Memberships	28,887	57,614	82,857
Aircraft management	—	170	16,679
Other	2,529	1,051	8,214
Total	$736,495	$792,104	$1,253,317

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
Payment Terms
Under standard payment terms, the member or customer agrees to pay the full stated price in the contract, in advance of the service. We do not provide financing for transactions. Revenue in the consolidated statements of operations is presented net of discounts and incentives of $12.1 million, $10.6 million and $9.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. We generally do not issue refunds for flights unless there is a failure to meet a service obligation with respect to such flight. Refunded amounts for annual membership and initiation fees are granted to some customers that no longer wish to remain members following their first flight and were $0.7 million, $2.1 million and $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Contract Balances
Receivables from members and customer contracts represent amounts owed by a member or customer for services we have performed and are included within Accounts receivable, net, on the consolidated balance sheets. Accounts receivable, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Gross receivables from members and customers	$30,960	$39,187
Undeposited funds	1,336	790
Less: Allowance for credit losses	(8,047)	(7,661)
Accounts receivable, net	$24,249	$32,316
The opening balance of Accounts receivable, net as of December 31, 2023 was $38.2 million.
Contract liabilities represent obligations to transfer services to a member or customer for which we have already received consideration. Purchases of flights, Membership Funds, initiation fees, including flight credits (if applicable), and annual membership fee payments are received up front in advance of performance under the contract and initially deferred as a liability.
The balance classified as Deferred revenue, current includes prepaid flights and flight credits, and annual membership and initiation fees. Prepaid flights and flight credits are redeemable for flights at any time. The balance classified as Deferred revenue, non-current includes amounts to be recognized beyond 12 months following the balance sheet date.

Deferred revenue consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Flights - prepaid	$726,506	$729,581
Memberships - annual dues	10,328	17,638
Memberships - initiation fees	—	494
Flights - credits	2,018	1,899
Deferred revenue - total	$738,852	$749,612
The opening balance for Deferred revenue as of December 31, 2023 was $724.2 million. Changes in deferred revenue for the year ended December 31, 2025 were as follows (in thousands):

Deferred revenue as of December 31, 2024	$749,612
Amounts deferred during the period	725,735
Revenue recognized from amounts included in the deferred revenue beginning balance	(453,325)
Revenue from current period sales	(283,170)
Deferred revenue as of December 31, 2025	$738,852
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of December 31, 2025 was as follows (in thousands):

2026	$481,930
2027	128,461
2028	128,461
Total	$738,852
Costs to Obtain Contract
Commissions are granted to certain employees and consultants separately for the initial sales of memberships, additional subsequent contract renewals, when members purchase Membership Funds on their accounts or for charter flights. In addition, members are eligible to receive a credit if they refer a new customer who signs up for a membership in the Wheels Up program. For periods prior to the year ended December 31, 2024, commissions were also granted for the execution of aircraft management agreements, additional subsequent contract renewals and performance over the contractual term. The cost of commissions and referral fees are capitalized as an asset on the consolidated balance sheets as these are incremental amounts directly related to attaining a contract with a member. Capitalized costs related to sales commissions and referral fees were $8.4 million, $8.8 million and $8.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025 and 2024, capitalized sales commissions and referral fees of $4.8 million and $4.6 million, respectively, were included in Other current assets, and $0.1 million and $0.3 million, respectively, were included in Other non-current assets on the consolidated balance sheets.
Amounts capitalized for certain costs incurred to obtain a contract are periodically reviewed for impairment and amortized on a straight-line basis concurrently over the same period of benefit in which the associated contract revenue is recognized. Amortization expense related to capitalized sales commissions and referral fees is included in Sales and marketing expense in the consolidated statements of operations and was $8.5 million, $8.8 million and $9.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

4.     PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Aircraft	$278,078	$443,193
Software development costs	96,930	85,112
Leasehold improvements	13,869	22,882
Computer equipment	521	3,042
Building and improvements	1,412	1,424
Furniture and fixtures	1,320	3,322
Tooling	504	3,246
Vehicles	1,732	2,166
Total Property and equipment	394,366	564,387
Less: Accumulated depreciation and amortization	(174,637)	(216,048)
Total Property and equipment, net	$219,729	$348,339
Depreciation and amortization expense, excluding amortization expense related to software development costs, was $22.8 million, $18.8 million and $22.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Amortization expense related to software development costs, included as part of Depreciation and amortization expense of property and equipment, was $19.6 million, $18.5 million and $15.1 million for the years ended December 31, 2025, 2024 and 2023 respectively.

5.    ACQUISITION AND DIVESTITURES
Divestiture of Aircraft Management Business
On September 30, 2023, (the “Divestiture Closing Date”), WUP, pursuant to an equity purchase agreement (the “Equity Purchase Agreement”) with Executive AirShare LLC, completed the sale of 100% of the issued and outstanding equity interests of Circadian Aviation LLC, our former indirect subsidiary (“Circadian”). The Divestiture Closing Date fair value of the aggregate consideration transferred was $19.1 million and the Company recognized a loss on the sale of $3.0 million. The $19.1 million was comprised of $13.2 million of cash received on the Divestiture Closing Date, contingent consideration with a fair value of $4.8 million, an escrow receivable of $0.6 million and a non-contingent consideration receivable of $0.5 million. The fair value of the contingent consideration was deemed to be the approximate contract value as of the Divestiture Closing Date. During the year ended December 31, 2023, we received $3.4 million upon finalization of the working capital adjustment under the Equity Purchase Agreement, recognized within Gain (loss) on divestiture in the consolidated statement of operations.
Circadian was released from all guarantor obligations with respect to then-outstanding debt obligations on the Divestiture Closing Date pursuant to certain debt release letters entered into concurrently with the Equity Purchase Agreement.
Concurrently with entering into the Purchase Agreement: (i) WUP entered into a transition services agreement with Circadian, pursuant to which WUP provided Circadian certain specified services on a temporary basis; (ii) WUP LLC entered into a master operating agreement with Circadian, pursuant to which Circadian conducted certain on-demand charter operations for certain of WUP LLC’s owned aircraft after the Divestiture Closing Date while such aircraft were transitioned from the U.S. Federal Aviation Administration (“FAA”) operating certificate held by Circadian to the Company’s subsidiaries, and WUP LLC provided certain maintenance, pilots services, management and other related services for WUP LLC’s owned aircraft during the transition period; and (iii) certain of the Company’s subsidiaries entered into fleet management agreements with Circadian, pursuant to which Circadian provided certain maintenance, pilots services, management and other related services for managed aircraft after the Divestiture Closing Date while they were transitioned from a FAA operating certificate held by the applicable Company subsidiary to Circadian. The parties obligations under the foregoing post-closing services agreements substantially concluded during the year ended December 31, 2024.
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
Concurrently with the closing under the APA, WUP LLC and GVA entered into: (i) a transition services agreement (the “Phenom TSA”), pursuant to which GVA provided WUP LLC certain specified services on a temporary basis; and (ii) a master aircraft operating agreement (the “Phenom Operating Agreement” and, together with the Phenom TSA, the “Phenom Post-Closing Agreements”), pursuant to which GVA conducted certain on-demand flight operations using the Acquired Phenom Assets while such aircraft were transitioned from the FAA operating certificate held by GVA to the FAA operating certificate held by Wheels Up Private Jets LLC, our indirect subsidiary (“WUPJ” and such transition, the “Phenom Fleet Transition”). The Phenom Post-Closing Agreements terminated upon completion of the Phenom Fleet Transition and final payment of sums thereunder during the year ended December 31, 2025. Also on the Phenom Acquisition Closing Date, the Company and GVA terminated an agreement pursuant to which GVA had provided the Company dedicated Embraer Phenom 300 and Phenom 300E aircraft since November 2021.
Divestiture of Non-Core Services Businesses
On August 20, 2025, WUP and Air Partner Limited, our indirect subsidiary, completed the sale of 100% of the issued and outstanding equity interests of each of Baines Simmons Limited, Kenyon International Emergency Services Limited, Kenyon International Emergency Services LLC and Redline Assured Security Limited, in each case a former indirect subsidiary of the Company (collectively, the “Non-Core Services Businesses”), pursuant to a definitive equity purchase agreement, dated August 14, 2025, with TrustFlight Limited. The Company received $21.5 million in net sales proceeds and recognized a gain of $1.7 million on the sale of the Non-Core Services Businesses during the year ended December 31, 2025.
Aircraft Sale-Leaseback Transaction
On December 23, 2025, WUP LLC completed a sale-leaseback transaction with an unrelated third party for 10 aircraft, all of which are accounted for as operating leases. As a result of the sale-leaseback transaction, the Company recorded a gain of $23.8 million within Gain on sale of aircraft held for sale in the consolidated statement of operations for the year ended December 31, 2025.

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents goodwill carrying value and the movements, by reporting unit, during the years ended December 31, 2025 and 2024 (in thousands):

	WUP Legacy	Air Partner	Total
Balance as of December 31, 2023(1)	$136,098	$82,110	$218,208
Foreign currency translation adjustment	—	(1,163)	(1,163)
Balance as of December 31, 2024	$136,098	$80,947	$217,045
Divestitures(2)	—	(12,876)	(12,876)
Foreign currency translation adjustment	—	5,728	5,728
Balance as of December 31, 2025	$136,098	$73,799	$209,897
(1)    Net of accumulated impairment losses of $306.2 million.
(2)    For the Air Partner reporting unit, reflects the amount of Goodwill allocated to the divestiture of the Non-Core Services Businesses (see Note 5).

Goodwill Impairment
During the second quarter of 2023, we determined that, because of continued negative cash flows and changes in our management and business strategy, there was an indication that it was more likely than not that the fair value of our WUP Legacy reporting unit was less than its carrying amount. We performed an interim quantitative impairment assessment of goodwill as of June 1, 2023. Using a discounted cash flow approach, we calculated the fair value of WUP Legacy based on the present value of estimated future cash flows. The significant underlying inputs used to measure the fair value included forecasted revenue growth rates and margins, weighted average cost of capital, normalized working capital level and projected long-term growth rates. As a result of this assessment, we recognized a goodwill impairment charge of $70.0 million relating to the WUP Legacy reporting unit during the three months ended June 30, 2023. The decline in the fair value of the reporting unit was primarily due to a more material reduction in working capital than expected during the three months ended June 30, 2023, as well as an increase in the discount rate.
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
During the third quarter of 2023, we determined that upon entering into the Credit Agreement (as defined in Note 8) on September 20, 2023, and due to associated changes to our ownership and governance structure on that same date (see Note 11), there was an indication that the fair value of the WUP Legacy reporting unit was less than its carrying amount. We performed an interim quantitative impairment assessment of goodwill as of September 20, 2023. Using a discounted cash flow approach, we calculated the fair value of WUP Legacy, based on the present value of estimated future cash flows. The significant underlying inputs used to measure the fair value included forecasted revenue growth rates and margins, weighted average cost of capital, normalized working capital level and projected long-term growth rates. As a result of this assessment, we recognized a goodwill impairment charge of $56.2 million relating to the WUP Legacy reporting unit during the three months ended September 30, 2023. The impairment charge represented the amount by which the carrying value of the reporting unit as of the assessment date exceeded the estimated fair value of the reporting unit as of the assessment date. Since the previous analysis on June 1, 2023, the fair value of the reporting unit increased as a result of the run-off of unprofitable periods in our estimated future cash flows; however, the carrying value of the reporting unit increased in a substantially equivalent amount due to the issuance of the Term Loan and Initial Shares (as each term is defined Note 8).

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
We completed our annual goodwill impairment tests over our reporting units as of each of September 1, 2025 and 2024, and in each case determined that there was no impairment as of such date. For the legacy Wheels Up reporting unit (“WUP Legacy”), we used the discounted cash flow method by calculating the fair value of WUP Legacy based on the present value of estimated future cash flows, which did not result in an impairment to Goodwill. For the Air Partner reporting unit, we used a combination of the discounted cash flow and guideline public company methods, which did not result in impairment to Goodwill.
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets consisted of the following as of the dates indicated in the tables below (in thousands):

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$43,494	$36,506
Customer relationships	85,334	53,874	31,460
Trade name	10,000	5,437	4,563
Developed technology	19,045	17,004	2,041
Leasehold interest – favorable	600	146	454
Foreign currency translation adjustment	324	246	78
Total	$195,303	$120,201	$75,102

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$37,410	$42,590
Customer relationships	89,121	45,700	43,421
Trade name	10,709	5,196	5,513
Developed technology	20,056	14,767	5,289
Leasehold interest – favorable	600	124	476
Foreign currency translation adjustment	(808)	(423)	(385)
Total	$199,678	$102,774	$96,904
Amortization expense of intangible assets was $20.2 million, $20.8 million and $23.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Intangible Liabilities
We recognized intangible liabilities for the fair value of complimentary Connect Memberships provided to existing Delta SkyMiles® 360 customers upon our acquisition of Delta Private Jets on January 17, 2020. The gross carrying value, accumulated amortization and net carrying value of intangible liabilities consisted of the following as of the dates indicated in the tables below (in thousands):

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$10,849	$9,151

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$9,323	$10,677
Amortization of intangible liabilities, which reduces amortization expense was $1.5 million, $1.5 million and $1.9 million for each of the years ended December 31, 2025, 2024, and 2023, respectively.
Expected future amortization expense of intangible assets and intangible liabilities held as of December 31, 2025 were as follows (in thousands):

Year ending December 31,	Intangible Assets	Intangible Liabilities
2026	$19,157	$1,525
2027	14,443	1,525
2028	13,963	1,525
2029	13,219	1,525
2030	7,134	1,525
Thereafter	7,186	1,526
Total	$75,102	$9,151

7.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH
A reconciliation of Cash and cash equivalents and Restricted cash from the consolidated balance sheets to the consolidated statements of cash flows is shown below (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$133,926	$216,426
Restricted cash	30,577	30,042
Total	$164,503	$246,468

Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Cash	$125,543	$135,614
Money market funds	8,383	80,812
Total	$133,926	$216,426
Restricted Cash
As of December 31, 2025 and 2024, Restricted cash primarily consisted of (i) $18.8 million related to funds held but unavailable for immediate use due to contractual restrictions, (ii) $6.7 million and $6.2 million, respectively, held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates, and (iii) $5.0 million held by financial institutions to collateralize against our credit card programs. The standby letters of credit required by lessors expire on May 31, 2031, December 31, 2033 and June 30, 2034.
8.    LONG-TERM DEBT
The following table presents the components of Long-term debt, net on our consolidated balance sheet (in thousands, except interest rates):

	Maturity Date	Interest Rate per Annum as of December 31, 2025	December 31, 2025	December 31, 2024
Revolving Equipment Notes	2029	SOFR + 1.75%	173,239	317,484
Term Loan(1)	2028	10.0%	498,080	443,864
Total debt			671,319	761,348
Less: Total unamortized debt discount and debt issuance costs			335,922	353,292
Less: Current maturities of long-term debt			19,039	31,748
Long-term debt, net			$316,358	$376,308
_________
(1)    As of December 31, 2025, includes $8.7 million outstanding in connection with the Credit Support Premium (as defined below), which will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility (as defined below) and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. The Credit Support Premium is deemed a Revolving Loan (as defined in the Credit Agreement) under the Credit Agreement; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment under the Revolving Credit Facility (as defined below).

Maturities of principal debt payments for the next four years for debt obligations outstanding as of December 31, 2025 are as follows (in thousands):

Maturities
2026	$19,039
2027	19,991
2028	512,216
2029	120,073
Total	$671,319

Long-Term Debt Arrangements as of December 31, 2025
Revolving Equipment Notes
The Note Purchase Agreement, dated as of November 13, 2024 (the “NPA”), among WUP LLC, Wilmington Trust, National Association (“Wilmington Trust”), as subordination agent and trustee, and Wheels Up Class A-1 Loan Trust 2024-1, a Delaware statutory trust (the “2024-1 Trust”), provides for the revolving issuance from time to time by WUP LLC of Series A-1 equipment notes (the “Revolving Equipment Notes”) in an aggregate principal amount up to $332.0 million (the “Revolving Equipment Notes Facility”). On November 13, 2024, WUP LLC issued an initial $331.3 million aggregate principal amount of Revolving Equipment Notes for gross proceeds equal to approximately 98.75% of the principal amount of the initial Revolving Equipment Notes.
The Revolving Equipment Notes Facility utilizes an enhanced equipment trust certificate (EETC) loan structure. Pursuant to the NPA, any amounts of principal repaid by WUP LLC on and from November 13, 2024 to November 13, 2027 (the “Availability Period”), either through regular principal amortization payments or from the early redemption of principal amounts related to any aircraft secured by the Revolving Equipment Notes Facility, will become available to be re-borrowed by WUP LLC for the purchase of additional aircraft to be secured by such facility during the Availability Period, subject to certain conditions. Under the NPA, Revolving Equipment Notes are issued from time to time pursuant to a Trust Indenture and Mortgage, dated November 13, 2024 (together with any supplements thereto, the “Trust Indenture”), between WUP LLC and Wilmington Trust, as the mortgagee thereunder. WUP LLC must also pay a customary commitment fee on unused amounts available to be borrowed under the Revolving Equipment Note Facility.
The Revolving Equipment Notes mature on November 13, 2029 (the “Revolving Equipment Notes Maturity Date”) and require annual amortization of principal amount equal to 10% per annum through the end of the Availability Period (as defined below) and 12% per annum thereafter to the Revolving Equipment Notes Maturity Date, in each case payable in cash quarterly on the same dates as interest payments. The Revolving Equipment Notes bear interest at the variable rate of the then applicable three-month secured overnight funds rate (“SOFR”) plus 1.75% per annum during the Availability Period, SOFR plus 2.25% per annum immediately after the end of the Availability Period to November 13, 2028, and SOFR plus 2.75% from November 13, 2028 to the Revolving Equipment Notes Maturity Date. Interest on the Revolving Equipment Notes is payable in cash quarterly on February 15, May 15, August 15 and November 15 of each year, which began on February 15, 2025, and on the Revolving Equipment Notes Maturity Date. WUP LLC must also pay a customary commitment fee on unused amounts available to be borrowed under the Revolving Equipment Note Facility.
As of December 31, 2025, the Revolving Equipment Notes were secured by first-priority liens on 55 of the Company’s owned aircraft and in the future will be secured by first-priority liens on any additional aircraft for which a Revolving Equipment Note is issued from time to time (collectively, the “Revolving Equipment Notes Collateral”). WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions. The maturity of the Revolving Equipment Notes may be accelerated upon the occurrence of certain events of default, including the failure by WUP LLC (in some cases after notice or the expiration of a grace period, or both) to make payments thereunder when due, a failure to comply with certain covenants and certain bankruptcy events involving the Company, its guarantors or Delta. WUP LLC’s obligations under the Revolving Equipment Notes are guaranteed by the Company, WUP and WUPJ, which has a FAA Part 135 operating certificate. In the future, WUP LLC must cause any of its subsidiaries and affiliates that hold a FAA Part 135 operating certificate to become a guarantor under the Revolving Equipment Note Facility under certain circumstances.
The NPA, Trust Indenture and related guarantees contain certain covenants, including a covenant that limits the maximum loan to value ratio of all aircraft financed under the Revolving Equipment Notes Facility, a covenant that limits the maximum concentration of the outstanding aggregate principal amount for Revolving Equipment Notes for specified models of aircraft relative to the outstanding aggregate principal amount of all aircraft financed under the Revolving Equipment Notes Facility, and a requirement to maintain a liquidity reserve in the form of a cash amount or a letter of credit equal to six months of interest charges based on the aggregate principal amount of

Revolving Equipment Notes outstanding on any regularly scheduled principal and interest payment date, in each case subject to certain cure rights of the Company. The Trust Indenture contains customary events of default for facilities of its type, as well as an event of default that is triggered upon the occurrence and continuation of an event of default by Delta under its current revolving credit agreement or any replacements thereof.
During the year ended December 31, 2025, WUP LLC (i) redeemed in-full the Revolving Equipment Notes for 49 aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes Facility by $178.9 million, and (ii) issued new Revolving Equipment Notes for 8 aircraft in the aggregate principal amount of $65.7 million. As of December 31, 2025, the carrying value of the 55 aircraft that were subject to first-priority liens under outstanding Revolving Equipment Notes was $183.7 million. Amortization expense for debt discounts and deferred financing costs of $0.9 million and $0.2 million were recorded in Interest expense in the consolidated statement of operations for the years ended December 31, 2025 and 2024, respectively.
Credit Support
Delta provides credit support for the Revolving Equipment Notes Facility, which effectively guarantees WUP LLC’s payment obligations thereunder upon the occurrence and continuation of specified events of default, in exchange for an annual fee as a percentage of the aggregate principal amounts drawn under the Revolving Equipment Notes Facility that is payable-in-kind by the Company and accrues interest over the life of the Revolving Equipment Notes Facility (the “Credit Support Premium”). The Credit Support Premium constitutes a revolving loan payable to Delta under the Revolving Credit Facility pursuant to the Second Credit Agreement Amendment (as defined below). Amounts in respect of the Credit Support Premium accrue while the Revolving Equipment Notes are outstanding and include interest that is compounded and capitalized on the last day of each calendar quarter; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment under the Revolving Credit Facility. The Credit Support Premium will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. Amounts outstanding in connection with the Credit Support Premium are consolidated with amounts outstanding under the Term Loan in the long-term debt table above.
Term Loan and Revolving Credit Facility
On September 20, 2023 (the “Credit Agreement Closing Date”), the Company entered into a Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”), and Cox Investment Holdings, LLC (“CIH” and, collectively with Delta and CK Wheels, the “Initial Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), pursuant to which (i) the Initial Lenders provided a term loan facility (the “Initial Term Loan”) in the aggregate original principal amount of $350.0 million and (ii) Delta provided commitments for a revolving loan facility (the “Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million. On September 20, 2023, the Initial Lenders made the Initial Term Loan of $350.0 million to the Company for net proceeds before transaction-related expenses of $343.0 million.
On November 15, 2023 (the “Final Credit Agreement Closing Date”), the Company entered into Amendment No. 1 to Credit Agreement (the “First Credit Agreement Amendment” and, collectively with the Original Credit Agreement, Amendment No. 2 to Credit Agreement, dated as of November 13, 2024 (the “Second Credit Agreement Amendment”) and Amendment No. 3 to Credit Agreement, dated as of April 30, 2025, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Initial Lenders, and certain other lenders named therein (collectively, the “Incremental Term Lenders” and, collectively with the Initial Lenders, the “Lenders”), and the Agent, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided an additional term loan facility (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”) in the aggregate original principal amount of $40.0 million. On the Final Credit Agreement Closing Date, the Incremental Term Lenders made the Incremental Term Loan of $40.0 million to the Company for net proceeds (before transaction-related expense) of $39.2 million. Upon the closing of the Incremental Term Loan and as of December 31, 2025, the loans under the Credit Agreement consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility with a commitment from Delta in the aggregate original principal amount of $100.0 million.
The scheduled maturity date for the Term Loan is September 20, 2028, and the scheduled maturity date for the Revolving Credit Facility is the earlier of September 20, 2028 and the first date after September 20, 2026 on which all amounts owed under the Revolving Credit Facility have been repaid pursuant to their terms, subject in each case to earlier termination upon acceleration or termination of any obligations upon the occurrence and continuation of an event of default. The Company may borrow available amounts under the Revolving Credit Facility at any time through September 20, 2026 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million.
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
The Credit Agreement also contains certain covenants and events of default, in each case customary for transactions of this type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding any segregated account exclusively holding customer deposits and certain other assets, in each case as specified in the Credit Agreement) and a junior lien on the Revolving Equipment Notes Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company and the equity interests of such subsidiaries have been pledged as collateral. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of December 31, 2025, we were in compliance with the covenants under the Credit Agreement and related credit documents.
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
Amortization (Accretion) of debt discounts and deferred issuance costs associated with the Term Loan of $16.4 million, $(4.4) million and $(4.8) million were recorded in Interest expense in the consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023, respectively.
Long-Term Debt Extinguished as of or Prior to December 31, 2025
Amortization expense for debt discounts and deferred financing costs associated with the interim extinguishment of certain of WUP LLC’s former fixed rate equipment notes originally issued on October 14, 2022, which were redeemed in-full on November 13, 2024, of $4.4 million and $0.6 million were recorded in Interest expense in the consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively.

9.    FAIR VALUE MEASUREMENTS
Financial instruments that are measured at fair value on a recurring basis and their corresponding placement in the fair value hierarchy consist of the following as of the dates indicated in the tables below (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$8,383	$—	$—	$8,383
Total assets	$8,383	$—	$—	$8,383

Liabilities:
Warrant liability - Public Warrants	$—	$13	$—	$13
Warrant liability - Private Warrants	—	7	—	7
Revolving Equipment Notes	—	—	180,676	180,676
Term Loan	—	—	350,860	350,860
Total liabilities	$—	$20	$531,536	$531,556

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds	$80,812	$—	$—	$80,812
Total assets	$80,812	$—	$—	$80,812

Liabilities:
Warrant liability - Public Warrants	$—	$13	$—	$13
Warrant liability - Private Warrants	—	7	—	7
Revolving Equipment Notes	—	—	317,484	317,484
Term Loan	—	—	284,845	284,845
Total liabilities	$—	$20	$602,329	$602,349
The carrying amount of money market funds approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The Warrants were accounted for as a liability in accordance with ASC 815-40. The Warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the consolidated statements of operations. As of December 31, 2025 and 2024, we used Level 2 inputs for the Warrants. See Note 12 for additional information about the Warrants.
The estimated fair values of the Revolving Equipment Notes are categorized as Level 3 valuations. We considered the appraised value of aircraft subject to first-priority liens under the Revolving Equipment Notes, as sourced during the fourth quarter of 2025 and as required under the Revolving Equipment Notes, to determine the fair value of the Revolving Equipment Notes as of December 31, 2025. We considered the appraised value of aircraft subject to first-priority liens under the Revolving Equipment Notes, as sourced during the fourth quarter of 2024 and as required under the Revolving Equipment Notes, to determine their fair value as of December 31, 2024.
The estimated fair value of the Term Loan, which includes amounts outstanding in connection with the Credit Support Premium, is categorized as a Level 3 valuation. The estimated fair value as of December 31, 2025 was estimated using a discounted cash flows analysis, based on our current estimated incremental borrowing rate for a similar type of borrowing arrangement.

The following table presents the changes in the fair value of the Warrant liability (in thousands):

	Public Warrants	Private Warrants	Total Warrant Liability
Fair value as of December 31, 2023	$7	$5	$12
Change in fair value of warrant liability	6	2	8
Fair value as of December 31, 2024	13	7	20
Change in fair value of warrant liability	—	—	—
Fair value as of December 31, 2025	$13	$7	$20

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
The components of total lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$16,365	$28,630	$38,442
Short-term lease costs	6,323	668	7,215
Variable lease payments	15,058	20,542	30,854
Total lease costs	$37,746	$49,840	$76,511
Lease costs related to leased aircraft and operational facilities are included in Cost of revenue in the consolidated statements of operations. Lease costs related to leased aircraft were $16.8 million and $33.3 million during the years ended December 31, 2025 and 2024, respectively.
Lease costs related to our leased corporate headquarters and other office space, including expenses for non-lease components, are allocated within the consolidated statements of operations based on employee headcount. Sublease income is presented in General and administrative expenses in the consolidated statements of operations, and was not material for each of the years ended December 31, 2025, 2024 and 2023.
As part of our cost reduction initiatives, in the first quarter of 2025, we leased alternative corporate office space in New York City and vacated a larger leased corporate office space in New York City, for which we are actively seeking a sublease tenant. Vacating the former office space was identified as a triggering event for impairment testing for the impacted asset group, including the right-of-use asset and associated leasehold improvements and furniture. We estimated the fair value of the asset group using a discounted cash flow approach, which considered estimated future cash flows associated with the asset group. We recorded a one-time non-cash impairment charge of $20.2 million during the three months ended March 31, 2025 representing the full carrying value of the right of use asset for the vacated space. The impairment charge is presented in General and administrative expense in the consolidated statements of operations for the year ended December 31, 2025.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$17,965	$29,594	$35,914
Right-of-use assets obtained in exchange for operating lease obligations	$97,631	$16,885	$7,989
Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	6.6	6.6
Weighted-average discount rate:
Operating leases	11.4%	10.1%
As of December 31, 2025, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,	Operating Leases
2026	$31,493
2027	31,084
2028	28,637
2029	28,804
2030	25,636
Thereafter	50,324
Total lease payments	195,978
Less: Imputed interest	(58,020)
Total lease obligations	$137,958
11.    STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Stockholders’ Equity
Pursuant to the Company’s Amended and Restated Certificate of Incorporation, dated November 15, 2023, we are authorized to issue up to 1,525,000,000 shares, consisting of (i) 1,500,000,000 shares of Common Stock and (ii) 25,000,000 shares of preferred stock. Holders of Common Stock are entitled to one vote per share; provided, that by agreement: (a) certain parties to the Investor Rights Agreement that are not a “citizen of the United States” (as defined in 49 USC § 40102(a)(15)(C)) (collectively, the “Non-Citizen Investors”) may be afforded collective voting rights equal to 1% of all shares of Common Stock entitled to vote at a meeting of the Company’s stockholders; (b) for so long as such Non-Citizen Investors collectively hold such shares of Common Stock, the shares of Common Stock held by CK Wheels in excess of 23.9% of all shares of Common Stock entitled to vote at a meeting of the Company’s stockholders will not have voting rights (subject to ratable adjustment if the Non-Citizen Investors cease to own (beneficially or of record) a certain number of shares of Common Stock); and (c) any shares of Common Stock owned by Delta above 29.9% will be neutral shares with respect to voting rights and will be voted in proportion to all other votes cast (“for”, “against” or “abstain”) at a meeting of the Company’s stockholders by stockholders other than by Delta.
At-the-Market Common Stock Offering Program
On August 29, 2025, we entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Jefferies LLC (each, a “Sales Agent” and together, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50.0 million of our Common Stock through the Sales Agents (the “ATM Program”). During the year ended December 31, 2025, the Company issued 21,157,534 shares of Common Stock under the ATM Program for $49.4 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $47.5 million after deducting sales commissions.
Equity-Based Compensation
The Company’s outstanding equity-based compensation awards to its directors, executive officers, employees and other eligible personnel have been made pursuant to the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated effective April 1, 2023 (as amended by the LTIP Amendments (as defined herein), the “Amended and Restated 2021 LTIP”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023, granted to George Mattson, our Chief Executive Officer (the “CEO Performance Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 31, 2025, granted to John Verkamp, our Chief Financial Officer (the “CFO Performance Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of May 20, 2024, granted to David Harvey, our former Chief Commercial Officer (the “Former CCO Performance Plan” and, collectively with the CEO Performance Plan and CFO Performance Plan, the “Executive Performance Plans”), nine equity-based compensation plans that were approved by the board of directors of WUP (collectively, the “WUP Management Incentive Plan”) prior to the business combination consummated on July 13, 2021 (the “Business Combination Closing Date”) between WUP and Aspirational Consumer Lifestyle Corp. (“Aspirational”), a blank check company (the “Business Combination”), and the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”), which was approved by the board of directors of WUP prior to the Business Combination. Additional details about these equity-based compensation arrangements are below.
WUP Management Incentive Plan
In March 2014, the WUP Management Incentive Plan was established, which provided for the issuance of WUP profits interests to employees, consultants and other qualified persons. Following the consummation of the Business Combination, no new grants can be made under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Common Stock before July 13, 2031. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and immediately exchanged for the maximum number of shares of Common Stock. The actual number of shares of Common Stock received upon exchange of such WUP profits interests will depend on the trading price per share of Common Stock at the time of such exchange.
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan during the year ended December 31, 2025:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2025	2,881	$4.16
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of December 31, 2025	2,881	4.16

The weighted-average remaining contractual term as of December 31, 2025 for outstanding WUP profits interests was approximately 5.5 years. All WUP profits interests vested as of or prior to December 31, 2023.
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
The following table summarizes the activity under the WUP Option Plan during the year ended December 31, 2025:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2025	826	$74.21	$11.57
Granted	—	—	—
Exercised	—	—	—
Forfeited	(42)	71.12	8.42
Expired	—	—	—
Outstanding WUP stock options as of December 31, 2025	784	74.37	11.74
Exercisable WUP stock options as of December 31, 2025	784	$74.37	11.74
The aggregate intrinsic value as of December 31, 2025 for WUP stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of December 31, 2025 for WUP stock options that were outstanding and exercisable was approximately 3.3 years. All WUP stock options vested as of or prior to December 31, 2023.
Amended and Restated 2021 LTIP
In connection with the Business Combination, the Company’s Board of Directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other qualified persons. Following approval by the Board, (i) at the 2023 annual meeting of the Company’s stockholders, the Company’s stockholders approved the Amended and Restated 2021 LTIP to increase the aggregate number of shares of Common Stock available for awards made thereunder by 2,415,000 shares and amend certain other plan provisions, (ii) at the 2024 annual meeting of the Company’s stockholders (the “2024 Annual Meeting”), the Company’s stockholders approved Amendment No. 1 to the Amended and Restated 2021 LTIP (the “First LTIP Amendment”), to increase the aggregate number of shares of Common Stock available for awards made under the Amended and Restated 2021 LTIP by 25,000,000 shares, and (iii) at the 2025 annual meeting of the Company’s stockholders (the “2025 Annual Meeting”), the Company’s stockholders approved Amendment No. 2 to the Amended and Restated 2021 LTIP (the “Second LTIP Amendment” and, together with the First LTIP Amendment, the “LTIP Amendments”), to increase the aggregate number of shares of Common Stock available for awards made under the Amended and Restated 2021 LTIP by an additional 30,000,000 shares and extend the termination date of such plan to March 26, 2035. The Amended and Restated 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, restricted stock units (“RSUs”), including performance-based RSUs (“PSUs”), rights, dividend equivalents, other stock-based awards, performance awards, cash awards or any combination of the foregoing. As of December 31, 2025, an aggregate of 60.1 million shares were authorized for issuance under the Amended and Restated 2021 LTIP.

RSUs
RSUs granted under the Amended and Restated 2021 LTIP generally vest at intervals up to a four-year service period, subject to the grantee’s continued service to the Company through the applicable vesting date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to RSUs during the year ended December 31, 2025:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2025	10,134	$2.76
Granted	12,102	1.23
Vested	(4,090)	3.10
Forfeited	(1,897)	1.78
Non-vested RSUs as of December 31, 2025	16,249	1.65
The total unrecognized compensation cost related to non-vested RSUs was $22.2 million as of December 31, 2025 and is expected to be recognized over a weighted-average period of 2.4 years.
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
The following table summarizes the activity under the Amended and Restated 2021 LTIP related to PSUs during the year ended December 31, 2025:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2025	387	$3.05
Granted	1,772	1.19
Vested	—	—
Forfeited	(468)	2.47
Non-vested PSUs as of December 31, 2025	1,691	1.86

Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of December 31, 2025, the achievement of the performance objectives associated with certain non-vested PSUs was deemed probable. The total unrecognized compensation cost related to non-vested PSUs deemed probable of being achieved was $1.5 million as of December 31, 2025, and is expected to be recognized over a weighted-average period of 1.6 years.

Wheels Up Stock Options
Wheels Up stock options granted under the Amended and Restated 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the Amended and Restated 2021 LTIP related to Wheels Up stock options during the year ended December 31, 2025:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2025	77	$100.00	$47.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of December 31, 2025	77	100.00	47.52
Exercisable Wheels Up stock options as of December 31, 2025	77	100.00	47.52
The aggregate intrinsic value as of December 31, 2025 for Wheels Up stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of December 31, 2025 for Wheels Up stock options that were outstanding and exercisable was approximately 1.9 years.
Executive Performance Plans
The Compensation Committee of the Board approved the CEO Performance Plan, CFO Performance Plan and Former CCO Performance Plan effective November 30, 2023, March 31, 2025 and May 20, 2024, respectively. Except as set forth in Section III.A of the Amended and Restated 2021 LTIP, the Executive Performance Plans incorporate the terms of the Amended and Restated 2021 LTIP, as it may be amended from time-to-time. Each Executive Performance Plan is intended to constitute a standalone equity incentive plan and any shares of Common Stock issued under such awards will not be issued under, or count against the number of shares of Common Stock reserved pursuant to, any of the Company’s other equity-based compensation plans or awards.
At the (i) 2024 Annual Meeting, the Company’s stockholders approved the CEO Performance Plan and the potential issuance of up to 73.0 million shares of Common Stock thereunder and (ii) 2025 Annual Meeting, the Company’s stockholders approved the CFO Performance Plan and Former CCO Performance Plan, and the potential issuance of up to 12.0 million and 15.0 million shares of Common Stock, respectively, under such plans, in each case subject to the satisfaction of the applicable performance- and service-based vesting conditions under such plan, if at all. If on any Determination Date there is not a sufficient amount of shares authorized by the Company's stockholders to deliver the number of shares due under the Executive Performance Plans or any such Executive Performance Plan has not been approved by the Company’s stockholders, then upon vesting, if at all, any amounts payable under any such Executive Performance Plan will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The Executive Performance Plans are one-time performance plans granted to our Chief Executive Officer, Chief Financial Officer and former Chief Commercial Officer in lieu of future annual equity compensation grants and are intended to provide each of them with the opportunity to share in the long-term growth of the value of the Company. The Executive Performance Plans consist of a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of the Company’s borrowings under the $390.0 million Term Loan plus any additional amounts drawn on the Term Loan, if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of the CEO Performance Plan and Former CCO Performance Plan will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, and one-third of the CFO Performance Plan will be eligible to vest on each of September 20, 2025, 2026 and 2027, in each case so long as such officer remains employed with the

Company as of such dates, subject to limited exceptions. A “Repayment Event” includes certain refinancings of the Term Loan on or before September 20, 2028, the scheduled maturity date of the Term Loan. Subject to the satisfaction of the applicable performance- and service-based vesting conditions described above, the number of shares of Common Stock that may vest and be issued under any Executive Performance Plan will first be determined on December 31st of the year in which a Repayment Event occurs, and then on December 31st of each subsequent year (each such date, a “Determination Date”) until December 31, 2028 (the “Final Determination Date”). At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable under any Executive Performance Plan in connection with such Determination Date, if any, will be determined using the then applicable percentage associated with the service-based vesting condition (the “Service Vested Percentage”).
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
As of December 31, 2025, the performance-based vesting conditions for the outstanding and unvested Executive Performance Plans were not met, no shares had vested and the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the Term Loan. The grant-date fair value of the CFO Performance Plan as of March 31, 2025, using a Monte Carlo simulation model, was $9.7 million. The derived service periods for the Executive Performance Plans, which began on the respective grant dates, were: (i) for the CEO Performance Plan, 5.2 years; (ii) for the Former CCO Performance Plan, 4.7 years; and (iii) for the CFO Performance Plan, 3.8 years. As a result of his departure from his position with the Company effective June 19, 2025, our former Chief Commercial Officer will only be credited with 50% of the Service Vested Percentage pursuant to the terms of the Former CCO Performance Plan in the event all performance-based vesting conditions are satisfied or a Change of Control (as defined in the Former CCO Performance Plan) occurs. Accordingly, 50% of the Former CCO Performance Plan was forfeited and for the year ended December 31, 2025, we recognized a $4.1 million cumulative reversal of related equity-based compensation expense that was recognized in prior periods.
The total unrecognized compensation cost related to the outstanding and unvested Executive Performance Plans was $109.5 million as of December 31, 2025 and is expected to be recognized over 3.0 years. As of December 31, 2025, the carrying amount of the outstanding Executive Performance Plans, including carrying amounts related to the CFO Performance Plan and Former CCO Performance Plan that until receipt of stockholder approval of such plans at the 2025 Annual Meeting were classified as mezzanine equity, was classified as equity in the consolidated balance sheet under Additional paid-in capital.
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
The following table summarizes the significant assumptions used in a Monte Carlo simulation to estimate the fair value on the date of grant for the outstanding and unvested Executive Performance Plans granted during the years ended December 31, 2025, 2024 and 2023:

	2025(1)	2024 (2)	2023(3)
Expected term (in years)	3.8	4.7	5.2
Volatility	105%	70%	60%
Risk-free rate	3.9%	4.4%	4.3%
Expected dividend rate	—%	—%	—%
(1)    Related to the CFO Performance Plan, which was granted on March 31, 2025.
(2)    Related to the Former CCO Performance Plan, which was granted on May 20, 2024.
(3)    Related to the CEO Performance Plan, which was granted on November 30, 2023.
Equity-Based Compensation Expense
Compensation expense for WUP profits interests recognized in the consolidated statements of operations was nil, nil and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Compensation expense for WUP stock options under the WUP Option Plan and Wheels Up stock options under the Amended and Restated 2021 LTIP recognized in the consolidated statements of operations was nil, nil and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Compensation expense for RSUs and PSUs under the Amended and Restated 2021 LTIP recognized in the consolidated statements of operations was $12.5 million, $10.9 million and $16.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Compensation expense for the Executive Performance Plans recognized in the consolidated statements of operations was $32.9 million, $35.1 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table summarizes equity-based compensation expense recognized by consolidated statement of operations line item (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$273	$2,228	$3,927
Technology and development	1,365	1,302	2,096
Sales and marketing	1,139	661	1,764
General and administrative	42,653	41,786	17,846
Total equity-based compensation expense	$45,430	$45,977	$25,633
Earnout Shares
As part of the Business Combination, existing holders of WUP equity, including certain holders of WUP profits interests and former WUP restricted interests under the WUP Management Incentive Plan, but excluding holders of WUP stock options, have the right to receive up to 0.9 million additional shares of Common Stock (the “Earnout Shares”) that will vest, if at all, upon the achievement of separate market conditions. One-third of the Earnout Shares will vest and be issued if the Common Stock closing price is greater than or equal to $125.00, an additional one-third will vest and be issued if the Common Stock closing price is greater than or equal to $150.00 and the final one-third will vest and be issued when the Common Stock closing price is greater than or equal to $175.00, in each case over any 20 trading days within a period of 30 consecutive trading days on or before July 13, 2026. Earnout Shares are attributable to vested WUP profits interests and former WUP restricted interests as of the date each of the Earnout Share market conditions are met. Any portion of the Earnout Shares for which the market condition has not been met on or before July 13, 2026 will be automatically canceled.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and former WUP restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Business Combination Closing Date and had a weighted-average period of 1.7 years.
Based on the Common Stock trading price as of December 31, 2025, the market conditions were not met, and no Earnout Shares vested or were issuable as of such date. No Earnout Shares had been issued as of December 31, 2025. Compensation expense for Earnout Shares recognized in the consolidated statements of operations was nil, nil and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Treasury Stock
As of December 31, 2025, we had 1,572,322 shares of treasury stock. The increase in treasury stock during the year ended December 31, 2025 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of RSUs and the repurchase of 566,544 shares of Common Stock for an aggregate amount, including commissions but excluding applicable excise taxes, of $0.6 million under the Company’s share repurchase program. We did not cancel or reissue any shares of Common Stock held as treasury stock during either of the years ended December 31, 2025 and 2024.

12.    WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”), which Wheels Up assumed on the Business Combination Closing Date. Each whole Warrant entitles the holder to purchase 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock. The Warrants expire on July 13, 2026 or earlier upon redemption or liquidation. As of December 31, 2025, no Warrants had been exercised and 12,521,494 Warrants remained outstanding and exercisable for up to 1,252,149 shares of Common Stock.
Wheels Up may redeem the outstanding Warrants (except as described below with respect to the Private Warrants), in whole and not in part, when the price per share of Common Stock equals or exceeds $180.00:
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
Wheels Up may redeem the outstanding Warrants (except as described below with respect to the Private Warrants), in whole and not in part, when the price per share of Common Stock equals or exceeds $100.00:
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
The Private Warrants are virtually identical to the Public Warrants underlying the units sold in the Aspirational initial public offering, except they will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by Wheels Up and exercisable by such holders on the same basis as the Public Warrants.
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
The calculation of non-controlling interests is as follows:

	December 31, 2025		December 31, 2024
Number of WUP common units held by Wheels Up(1)	722,017,754	100.0%	697,902,646	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	722,017,754	100.0%	697,902,646	100.0%
____________
(1)    WUP common units represent an equivalent number of shares of Common Stock outstanding.
(2)    Based on the closing price per share of Common Stock on the last trading day of the year ended December 31, 2025, no WUP common units, and in turn, shares of Common Stock, would have been issuable upon conversion of WUP profits interests outstanding as of December 31, 2025.

Weighted average ownership percentages are used to allocate Net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted average ownership percentage was nil for each of the years ended December 31, 2025, 2024 and 2023.

14.    COMMITMENTS AND CONTINGENCIES
We have contractual obligations and commitments, primarily in the form of obligations to provide services for which we have already received deferred revenue (see Note 3), repayment of long-term debt (see Note 8), leases (see Note 10), legal proceedings, and sales and use tax liability.
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
GRP Litigation
As of the date of this Annual Report, we have an active lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), to enforce our rights and remedies for wrongful termination by FE of the Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on the consolidated balance sheets as of each of December 31, 2025 and 2024, as well as attorneys’ fees and costs.
On July 5, 2023, we originally filed a complaint against FE to enforce our rights under the GRP Agreement in the United States District Court for the Southern District of New York. In August 2023, we re-filed the complaint against FE in the Supreme Court of the State of New York in New York County (“NY State Court”). On December 2, 2025, the NY State Court dismissed our complaint without prejudice, citing its lack of personal jurisdiction over FE and declining to render any decision on the merits of the case. On December 23, 2025, FE’s related counterclaim in NY State Court was discontinued without prejudice.
On December 30, 2025, we re-filed the complaint to enforce our rights under the GRP Agreement against each of FE and Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, as a defendant for a claim based on piercing the corporate veil, in the General Court of Justice, Superior Court Division in Wake County, North Carolina

(case #25CV047093-910) (the “NC Complaint”). The Company’s NC Complaint includes factual allegations regarding FE’s wrongful termination of the GRP Agreement and, among other things, claims for breach of contract, conversion, violations of the North Carolina Unfair and Deceptive Trade Practices Act, fraudulent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 23, 2026, we served the first set of discovery requests on FE and Mr. Segrave. On March 6, 2026, FE and Mr. Segrave filed their answer and affirmative defenses to the NC Complaint, FE asserted counterclaims for amounts it claims it is owed under the GRP Agreement, and FE filed a partial motion to dismiss certain claims on procedural grounds. The parties are actively engaged in the litigation process.
We intend to vigorously pursue the action to recover the outstanding GRP Deposit and other damages from FE and defend against any related counterclaims, but there can be no assurance as to the outcome of the dispute with FE. Our success in recovering the amounts from FE will depend on several factors, including the ability of FE to satisfy any judgment or settlement with available funds. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time.
Sales and Use Tax Liability
We regularly provide services to members in various states within the U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. We determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees, and surcharges relating to our activity. As of each of December 31, 2025 and 2024, we estimated the potential exposure to such tax liability to be $5.5 million, the expense for which is included in Accrued expenses on the consolidated balance sheets.

15.    RELATED PARTIES
We engage in transactions with certain stockholders who are also members, ambassadors or customers. Such transactions primarily relate to their membership in the Wheels Up program, flights and flight-related services.
We incurred expenses of $0.5 million, $1.2 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, from transactions related to the Amended CCA with Delta. As of December 31, 2025, and December 31, 2024, $1.9 million and $2.4 million, respectively, were included in Accrued expenses on the consolidated balance sheets related to transactions associated with the Amended CCA with Delta.
The Company completed certain financing transactions with Delta, CK Wheels and CIH during the year ended December 31, 2023, including the Amended Promissory Note, the Term Loan and the issuance of a portion of the Investor Shares to each such party, as applicable, in each case in pro rata amounts equal to the amount of the Term Loan funded by each such party in relation to the total Term Loan. See Note 8 and Note 11 for additional information about the Term Loan, Revolving Credit Facility and issuance of pro rata portions of the Investor Shares to Delta, CK Wheels and CIH.
The remaining transactions with related parties during the years ended December 31, 2025, 2024 and 2023 were immaterial individually and in the aggregate for financial reporting purposes.

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
Income Tax Expense
The components of Income (loss) before income taxes are follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(296,030)	$(342,405)	$(493,787)
Foreign	5,316	3,996	7,783
Loss before income taxes	$(290,714)	$(338,409)	$(486,004)

The components of Income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income taxes
Federal	$—	$—	$—
State and local	125	150	139
Foreign	4,587	2,574	1,999
Total current income taxes	4,712	2,724	2,138
Deferred income taxes
Federal	—	—	—
State and local	(21)	—	(2)
Foreign	(1,188)	(1,498)	(753)
Total deferred income taxes	(1,209)	(1,498)	(755)
Total income taxes
Federal	—	—	—
State and Local	104	150	137
Foreign	3,399	1,076	1,246
Total Income tax expense	$3,503	$1,226	$1,383
The table below provides the updated requirements of ASU 2023-09 for 2025. See section Recent Accounting Pronouncements for additional details on the adoption of ASU 2023-09.
The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	2025
	Amount	Percent
US federal statutory income tax rate	$(61,050)	21.0%
Domestic state and local income taxes, net of federal benefit(1)	104	—
Foreign tax effects	2,282	(0.8)
Effect of changes in tax laws	—	—
Effect of cross-border tax laws	—	—
Tax credits	—	—
Domestic Federal
Nontaxable and nondeductible items	61	—
Changes in valuation allowance	62,263	(21.4)
Other	(157)	0.1
Changes in unrecognized tax benefits	—	—
Total	$3,503	(1.2)%
__________
(1)     The states that contribute to the majority (greater than 50%) of the tax impact in this category include Texas for 2025.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Expected federal income taxes at statutory rate	21.0%	21.0%
State and local income taxes	—	—
Permanent differences	(1.1)	(0.4)
Partnership earnings not subject to tax	—	—
Foreign tax rate differential	(0.3)	(0.3)
Change in valuation allowance	(20.1)	(20.6)
Effective income tax rate	(0.5)%	(0.3)%
Our effective tax rate for the years ended December 31, 2025, 2024 and 2023 differs from the federal statutory rate of 21% primarily due to a full valuation allowance against our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized.

Cash Paid for Income Taxes
Cash taxes paid by the Company during the year ended December 31, 2025 were as follows (in thousands):

2025
Federal	—
State and Local	397
Foreign
United Kingdom	1,451
Germany - Federal	385
Germany - Local	561
Other Countries	176
Total cash paid for Income taxes, net of amounts refunded	$2,970
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities, which are presented within other assets in the consolidated balance sheets, were as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets
Investment in partnership	$149,717	$160,644
Net operating loss carryforwards	246,250	197,493
Transaction costs	942	1,103
Tax credits	5,454	5,454
Deferred revenue	1,823	1,363
Equity-based compensation	3,213	2,242
Interest expense carryforwards	59,962	40,003
Other	2,097	1,772
Total deferred tax assets	469,458	410,074
Valuation allowance	(400,893)	(343,252)
Deferred tax assets, net	$68,565	$66,822

Deferred tax liabilities
Intangibles	$(1,118)	$(1,680)
OID/DFC interest	(65,389)	(64,150)
Other	(1,081)	(1,224)
Total deferred tax liabilities	$(67,588)	$(67,054)
Net deferred tax assets (liabilities)	$977	$(232)
As of December 31, 2025, our U.S. federal and state net operating loss carryforwards for income tax purposes were $903.1 million and $1,040.0 million, respectively. Of our total federal net operating losses, $804.0 million can be carried forward indefinitely, and the remainder will begin to expire in 2032 and fully expire in 2037 if not utilized. Our state net operating losses begin to expire in 2027.
During the fourth quarter of 2024, the Company performed an analysis under Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”) and a debt-equity analysis related to transactions that occurred in 2023. As a result of the analysis, the Company adjusted its deferred tax assets for net operating losses to reflect Section 382 Recognized Built-In Loss (RBIL), as well as its deferred tax liability related to Original Issue Discount

(“OID”) and Deferred Financing Costs (“DFC”). However, due to our overall valuation allowance position in the U.S., we do not believe these adjustments will have a material impact on our consolidated financial statements.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies. As of December 31, 2025 and 2024, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance of $400.9 million has been established as of December 31, 2025. The $57.6 million increase in valuation allowance was the result of a charge to deferred tax benefit of $36.0 million from operations and a $21.6 million expense to Additional paid in capital.
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
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions and treats the tax effects of GILTI as a current period expense in the period incurred. The Company estimated $1.5 million of GILTI inclusion for 2025, which is fully offset by the loss generated in the current period. The One Big Beautiful Bill Act of 2025 (the “OBBBA”) renamed GILTI to Net CFC Tested Income (“NCTI”) for taxable years beginning after December 31, 2025, but as of the date of this Annual Report, we do not expect this change will have any significant impact on our analysis of NCTI in future periods.
Section 382 Transaction
In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits to offset future taxable income or taxes. As a result of the Initial Issuance, the Company experienced an ownership change for the purpose of Section 382 of the Code during the third quarter of 2023, that will limit the availability of our tax attributes offset future income. Our net operating losses and tax attributes are currently subject to a full valuation allowance. Accordingly, the limitation does not have a material impact on our consolidated financial statements.
OECD Pillar Two
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% effective on January 1, 2024. While the U.S. has not adopted the Pillar Two rules, various other governments around the world have implemented the legislation, including jurisdictions in which certain of Wheels Up’s subsidiaries operate, and many other jurisdictions are in the process of implementing it. The Company continues to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The Pillar Two rules did not have a material impact on our results of operations, financial condition or cash flows as of and for the year ended December 31, 2025.
OBBBA
On July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company continues to evaluate the impact of the legislation on its estimated annual effective tax rate and cash tax position. Management believes that the financial statements reflect all known and estimable impacts of the OBBBA as of December 31, 2025. Due to the full valuation allowance, the legislation changes did not have a material impact on our consolidated financial statements as of and for the year ended December 31, 2025.

18.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(294,217)	$(339,635)	$(487,387)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	705,991,790	697,713,626	132,194,747
Basic and diluted net loss per share of Common Stock	$(0.42)	$(0.49)	$(3.69)
There were no dividends declared or paid during the years ended December 31, 2025, 2024 or 2023.
Basic and diluted net loss per share were computed using the two-class method. The two-class method is an allocation formula that determines earnings or loss per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings or losses. Shares of unvested restricted stock are considered participating securities, because these awards contain a non-forfeitable right to participate equally in any dividends prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. Former WUP restricted interests were converted into shares of restricted stock as of the Business Combination Closing Date. All issued and outstanding shares of restricted stock, whether vested or unvested, were included in the weighted-average shares of Common Stock outstanding beginning on the Business Combination Closing Date.
WUP profits interests held by members of MIP LLC are not subject to the net loss per share calculation until such time that vested WUP profits interests are actually exchanged for shares of Common Stock (see Note 13).
The shares of Common Stock issuable under the Executive Performance Plans upon satisfaction of the performance- and service-based vesting conditions, if at all, are not subject to the net loss per share calculation until such time that such shares of Common Stock are actually issued to the applicable grantee. The exact number of shares of Common Stock that may be issued under the Executive Performance Plans will not be readily determinable until the first Determination Date following a Repayment Event and at each successive Determination Date thereafter through the Final Determination Date. There can be no assurance that both the performance- and service-based vesting conditions will be satisfied or that the foregoing variables will result in the vesting and issuance of any shares of Common Stock pursuant to any Executive Performance Plan (see Note 11).
The following securities were not included in the computation of diluted shares outstanding for periods during which we incurred a net loss, because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2025	2024	2023
Warrants(1)	1,252,149	1,252,149	1,252,149
Earnout Shares	900,000	900,000	900,000
RSUs and PSUs	17,938,733	10,520,766	2,115,286
Stock options	860,427	902,459	1,205,754
Total anti-dilutive securities(2)	20,951,309	13,575,374	5,473,189

__________
(1)     Each Warrant entitles the holder to purchase 1/10th of one share of Common Stock at an exercise price of $115.00 per whole share of Common Stock.
(2)    Excludes shares issuable under the Executive Performance Plans, as the number of shares issuable under each Executive Performance Plan is not readily determinable until the first Determination Date after vesting and each successive Determination Date thereafter, if applicable.

19.     SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one operating segment. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. The measure of segment profit or loss for the Company's single segment is Net income (loss), which can be found in the consolidated statement of operations. There is no significant expense or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM.
The Company attributes revenue among geographic areas based upon the location of the flight or service. The following table summarizes the geographic allocation of total Revenue for the years indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$641,041	$700,289	$1,157,113
Other	95,454	91,815	96,204
Total	$736,495	$792,104	$1,253,317

Long-lived assets consist of property, equipment and leasehold improvements, internally developed capitalized software, net of accumulated depreciation and amortization, and operating lease right-of-use assets. The following table presents long-lived assets by geographic area as of the dates indicated (in thousands):

	As of December 31,
	2025	2024
United States	$329,017	$399,454
Other	2,598	5,796
Total	$331,615	$405,250

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Grant Thornton LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Remediation of Previously Identified Material Weakness
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, a material weakness in our internal control over financial reporting related to information technology (“IT”). Due to the actions taken by the Company to enhance controls and procedures, management has concluded that the previously identified and disclosed material weakness has been remediated as of December 31, 2025. Our remediation actions included:
•redesigning access administration procedures to include steps to ensure retention of documentation supporting requests and approvals;
•enhancing user access review procedures to ensure timely reviews of elevated access, removal of terminated users and appropriateness of user roles;
•reviewing elevated access entitlements in the systems supporting our financial processes and have further restricted access or developed compensating controls;
•redesigning change management procedures to ensure effective monitoring controls and retention of documentation supporting requests and approvals;
•developing and implementing change management monitoring controls for key information used in the preparation of our financial statements;
•engaging external advisors to assist with evaluating and documenting the design and operating effectiveness of our IT general controls; and
•increasing the frequency of testing to monitor IT general controls with a specific focus on systems supporting our financial reporting processes.
Changes in Internal Control over Financial Reporting
Except for the items noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 9B. OTHER INFORMATION
(a)    None.
(b)    During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 “Directors, Executive Officers and Corporate Governance,” is set forth under the headings “Proposal No. 1 – Election of Directors,” “Corporate Governance,” “Information Regarding Executive Officers” and “Delinquent Section 16(a) Reports” (if required) in our definitive proxy statement to be filed with the SEC related to our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), and is incorporated by reference.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information on our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	120,465,203	(2)	$100.00	(3)	33,212,834
Equity compensation plans not approved by stockholders(4)	783,695	(5)	74.37	(6)	—
Total	121,248,898		$97.71		33,212,834
__________
(1)    Consists of the Amended and Restated 2021 LTIP and Executive Performance Plans.
(2)    Consists of (i) 20,388,471 RSUs and PSUs that may be settled into a maximum of 20,388,471 shares of Common Stock under the Amended and Restated 2021 LTIP, (ii) 76,732 stock options to purchase up to 76,732 shares of Common Stock under the Amended and Restated 2021 LTIP, and (iii) up to 100,000,000 shares of Common Stock under the Executive Performance Plans that have been authorized by the Company’s stockholders for issuance thereunder, subject to the satisfaction of both the performance- and service-based vesting conditions under the applicable Executive Performance Plan, if at all.
(3)    Reflects the weighted-average exercise price of outstanding stock options under the Amended and Restated 2021 LTIP as of December 31, 2025. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(4)    Consists of the Wheels Up Partners Holdings LLC Option Plan (“WUP Option Plan”). All awards made under the WUP Option Plan were made prior to the Business Combination Closing Date and were assumed by the Company in connection with the Business Combination. No further awards may be made under the WUP Option Plan.
(5)    Consists of (i) 783,695 stock options to purchase up to 783,695 shares of Common Stock under the WUP Option Plan.
(6)    Reflects the weighted-average exercise price of outstanding stock options under the WUP Option Plan as of December 31, 2025. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

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

No.	Description of Exhibit
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

4.11*	Description of Our Securities
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

No.	Description of Exhibit
10.4
Amendment No. 2 to Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC, dated as of June 7, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 8, 2023)

10.5
Amendment No. 3 to Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC, dated as of March 10, 2025 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2025)

10.6+^
Investment and Investor Rights Agreement, dated as of September 20, 2023, by and among Wheels Up Experience Inc. and the entities listed on Schedule A thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.7+
Amendment No. 1 to Investment and Investor Rights Agreement, dated as of November 15, 2023, by and between Wheels Up Experience Inc. and the entities listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

10.8
Form of Joinder to Investment and Investor Rights Agreement (Exhibit A to Amendment No. 1 to Investment and Investor Rights Agreement (included in Exhibit 10.2 thereto)) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

10.9
Amendment No. 2 to Investment and Investor Rights Agreement, dated September 22, 2024, by and among Wheels Up Experience Inc. and the Investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2024)

10.10
Amendment No. 3 to Investment and Investor Rights Agreement, dated September 21, 2025, by and among Wheels Up Experience Inc. and the Investors listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2025)

10.11+
Registration Rights Agreement, dated as of September 20, 2023, by and among Wheels Up Experience Inc. and the equity holders set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.12	Form of Joinder to Registration Rights Statement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)
10.13^
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

No.	Description of Exhibit
10.16
Amendment No. 3 to Credit Agreement, dated as of April 30, 2025, by and among Wheels Up Experience Inc., as Borrower, the subsidiaries of Wheels Up Experience Inc. party thereto, as guarantors, Delta Air Lines, Inc. and U.S. Bank Trust Company, N.A., not in its individual capacity but solely as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 1, 2025)

10.17^
Security Agreement, dated as of September 20, 2023, by and among U.S. Bank Trust Company, N.A., as collateral agent, Wheels Up Experience Inc., as Borrower, and the guarantor parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.18+^
Aircraft Mortgage and Security Agreement (First-Priority Lien), dated as of September 20, 2023, by Wheels Up Partners LLC, as owner, in favor of U.S. Bank Trust Company, N.A., in its capacity as Collateral Agent as mortgagee for the Secured Parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.19+^
Aircraft Mortgage and Security Agreement (Junior Lien), dated as of September 20, 2023, by Wheels Up Partners LLC, as owner in favor of U.S. Bank Trust Company, N.A., in its capacity as Collateral Agent as mortgagee for the Secured Parties (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2023)

10.20+^
Aircraft Mortgage and Security Agreement Supplement No. 5 and Amendment No. 1 (Junior Lien), dated as of November 13, 2024, by Wheels Up Partners LLC, as owner in favor of U.S. Bank Trust Company, N.A., in its capacity as Collateral Agent as mortgagee for the Secured Parties (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2025)

10.21†
Wheels Up Partners Holdings LLC Option Plan, and the form of Option Agreement thereunder (incorporated by reference to Exhibit 10.18 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021).

10.22†
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

No.	Description of Exhibit
10.30†
Form of Profits Interest Award Agreement under Equity Incentive Plans I-VIII (incorporated by reference to Exhibit 10.27 to Aspirational Consumer Lifestyle Corp.’s Registration Statement on Form S-4 (Registration No. 333-254304), filed with the SEC on March 15, 2021)

10.31†
Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated April 1, 2023, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 1, 2023)

10.32†
Amendment No. 1 to Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated April 1, 2023, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 7, 2024)

10.33†
Amendment No. 2 to Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated April 1, 2023, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2025)

10.34†+
Wheels Up Experience Inc. Performance Plan Agreement, dated as of November 30, 2023, by and between Wheels Up Experience Inc. and George Mattson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 1, 2023)

10.35†
Wheels Up Experience Inc. Performance Plan Agreement, dated as of March 31, 2025, by and between Wheels Up Experience Inc. and John Verkamp (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-K, filed with the SEC on May 5, 2025)

10.36†
Wheels Up Experience Inc. Performance Plan Agreement, dated as of May 20, 2024, by and between Wheels Up Experience Inc. and David Harvey (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2024)

10.37†+
Amended and Restated Employment Agreement, dated as of November 30, 2023, by and among Wheels Up Experience Inc., Wheels Up Partners LLC and George Mattson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 1, 2023)

10.38†+
Offer Letter, dated July 19, 2022, by and between Mark Briffa and Air Partner Limited (including the Director’s Service Agreement attached as Annex A thereto and Amendment No. 1 thereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)

10.39†+^
Amendment No. 2 to Director’s Service Agreement, dated as of June 6, 2024, by and between Mark Briffa and Air Partner Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 7, 2024)

10.40†+^
Charter Sales Adjusted EBITDA Incentive Plan Award, dated June 6, 2024, by and between Mark Briffa and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 7, 2024)

10.41†+^
Offer Letter, dated March 8, 2024, by and between Alexander Chatkewitz and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 11, 2025)

10.42†+
Offer Letter, dated April 28, 2023, by and between David Godsman and Wheels Up Partners LLC (and attachments) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023)

10.43†
Offer Letter, dated February 1, 2024, by and between David Holtz and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2024)

10.44†+
Offer Letter, dated March 18, 2024, by and between Brian Kedzior and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2024)

No.	Description of Exhibit
10.45†^
Offer Letter, dated August 20, 2024, by and between Matthew Knopf and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2024)

10.46†+
Offer Letter, dated May 2, 2023, by and between Kristen Lauria and Wheels Up Partners LLC (and attachments) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2023)

10.47†+
Offer Letter, dated March 7, 2025, by and between John Verkamp and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2025)

10.48†+
Offer Letter, dated September 30, 2024, by and between Meaghan Wells and Wheels Up Partners LLC (including Internal Role Change Confirmation Letter, dated June 26, 2025, attached thereto) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025)

10.49†+
Separation and Release Agreement, dated June 18, 2025, by and between David Harvey and Wheels Up Partners LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025)

10.50†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 19, 2021)
10.51+^
Amended and Restated Commercial Cooperation Agreement, dated as of June 15, 2024, by and among Wheels Up Partners Holdings LLC, Wheels Up Partners LLC and Delta Air Lines, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 17, 2024)

10.52
ATM Equity OfferingSM Sales Agreement, dated August 29, 2025, by and among Wheels Up Experience Inc. and each of BofA Securities, Inc. and Jefferies LLC (each as sales agent) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 29, 2025)

10.53*+^
Aircraft Purchase Agreement, dated December 22, 2025, by and between Wheels Up Partners LLC and UMB Bank, N.A., a national banking organization, not in its individual capacity but solely as owner trustee

19.1*	Wheels Up Experience Inc. Amended and Restated Insider Trading Policy, adopted effective as of October 1, 2025 (with Appendix A – Rule 10b5-1 Trading Plan Guidelines)
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP
24.1*	Power of Attorney (included on signature pages)
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Wheels Up Experience Inc. Executive Compensation Recoupment Policy, adopted December 12, 2022 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

No.	Description of Exhibit
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
* Filed herewith.
** Furnished herewith.
† Identifies each management contract or compensatory plan or arrangement.
+ Certain portions of this Exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted information to the SEC or its staff upon request.
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

WHEELS UP EXPERIENCE INC.

March 10, 2026		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

SIGNATURES (continued)
Each person whose individual signature appears below hereby authorizes and appoints each of George Mattson, John Verkamp, Matthew Knopf and Alexander Chatkewitz, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George Mattson	Chief Executive Officer and Director	March 10, 2026
George Mattson	(Principal Executive Officer)

/s/ John Verkamp	Chief Financial Officer	March 10, 2026
John Verkamp	(Principal Financial Officer)

/s/ Alexander Chatkewitz	Chief Accounting Officer	March 10, 2026
Alexander Chatkewitz	(Principal Accounting Officer)

/s/ Adam Zirkin	Chairperson of the Board of Directors	March 10, 2026
Adam Zirkin

/s/ Timothy Armstrong	Director	March 10, 2026
Timothy Armstrong

/s/ Alain Bellemare	Director	March 10, 2026
Alain Bellemare

/s/ Adam Cantor	Director	March 10, 2026
Adam Cantor

/s/ Andrew Davis	Director	March 10, 2026
Andrew Davis

/s/ Dwight James	Director	March 10, 2026
Dwight James

/s/ Daniel Janki	Director	March 10, 2026
Daniel Janki

/s/ Thomas Klein	Director	March 10, 2026
Thomas Klein

/s/ Zachary Lazar	Director	March 10, 2026
Zachary Lazar

/s/ Lee Moak	Director	March 10, 2026
Lee Moak

/s/ Gregory Summe	Director	March 10, 2026
Gregory Summe