Form 10-Q
period 2026-03-31
Wheels Up Experience Inc.
filed 2026-05-11
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of May 8, 2026, 36,229,137 shares of Class A common stock, $0.0001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Wheels Up Experience Inc. (“Wheels Up”, “we”, “us”, “our” or the “Company”), contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide current expectations of future circumstances or events based on certain assumptions and include any statement, projection or forecast that does not directly relate to any historical or current fact. Forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: (i) the terms of, Wheels Up’s ability to sign and close, and the impact on the Company of, any potential debt financings, including the financing described in this Quarterly Report, and any potential impacts on the trading prices and trading market for Wheels Up’s Class A common stock, $0.0001 par value per share (“Common Stock”); (ii) Wheels Up’s growth plans, market conditions in the private aviation industry and the anticipated success of Wheels Up’s sales efforts and service offerings, including its membership program, charter solutions and any future services it may offer; (iii) Wheels Up’s ongoing business transformation, including its efforts to scale premium aircraft fleets and dispose of legacy controlled aircraft, reduce costs, and implement operational efficiency and productivity initiatives, and its ability to execute such initiatives on the timelines that it currently anticipates and realize the expected commercial, financial and operational benefits during and after the expected period of transition; (iv) Wheels Up’s ability to achieve its financial goals on the most recent schedule that it has announced; (v) Wheels Up’s liquidity and capital resources, working capital levels, future cash flows, indebtedness and its ability to perform under its contractual or indebtedness obligations in the future; (vi) the potential benefits or impacts to Wheels Up or its subsidiaries or affiliates from pursuing or completing strategic actions, including, among others, acquisitions, mergers and divestitures, new debt or equity financings, refinancings of existing indebtedness or other obligations and commercial partnerships or arrangements; and (vii) the impacts of general economic and geopolitical conditions on Wheels Up’s business and the aviation industry, including due to, among others, changes in interest rates, inflation, foreign currencies, taxes, tariffs and trade policies, domestic and foreign hostilities, government shutdowns or funding changes, and other factors that influence consumer and business spending decisions or cost dynamics. The words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that statement is not forward-looking. We have identified certain known material risk factors applicable to Wheels Up under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2026, as well as in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report. It is not always possible for us to predict how new risks and uncertainties that arise from time to time may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report.
EXPLANATORY NOTE REGARDING REVERSE STOCK SPLIT
Following approval by the Company’s stockholders at the Company’s 2025 annual meeting of stockholders held on June 10, 2025, on April 13, 2026, the Company’s Board of Directors (the “Board”) approved a reverse stock split of Wheels Up’s outstanding shares of Common Stock, at a reverse stock split ratio of 1-for-20 and, contemporaneously with the Reverse Stock Split, a proportionate reduction in the number of authorized shares of Common Stock from 1.5 billion shares of Common Stock to 75.0 million shares (collectively, the “Reverse Stock Split”). The Reverse Stock Split became effective immediately after the close of trading on The New York Stock Exchange on April 24, 2026 (the “Effective Time”).
All Common Stock amounts in this Quarterly Report have been adjusted to reflect the Reverse Stock Split for all periods presented. The Company’s total stockholders’ equity and the par value for the Common Stock did not change as a result of the Reverse Stock Split. Holders of Common Stock as of the Effective Time were entitled to receive cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of the issuance of fractional shares as a result of the Reverse Stock Split. See Note 16, Subsequent Events in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” herein for more details about the Reverse Stock Split and certain retrospective adjustments made to the unaudited condensed consolidated financial statements and the related notes presented in this Quarterly Report due to the Reverse Stock Split.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$54,126	$133,926
Accounts receivable, net	32,315	24,249
Parts and supplies inventories	2,210	11,586
Aircraft held for sale	22,667	18,463
Prepaid expenses	27,754	27,091
Other current assets	25,718	34,042
Total current assets	164,790	249,357
Property and equipment, net	263,513	219,729
Operating lease right-of-use assets	108,035	111,886
Goodwill	208,665	209,897
Intangible assets, net	70,097	75,102
Restricted cash	34,605	30,577
Other non-current assets	66,537	72,266
Total assets	$916,242	$968,814

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$21,742	$19,039
Accounts payable	22,857	20,443
Accrued expenses	93,487	104,010
Deferred revenue, current	687,576	738,852
Other current liabilities	28,701	25,212
Total current liabilities	854,363	907,556
Long-term debt, net	400,340	316,358
Operating lease liabilities, non-current	116,372	121,067
Other non-current liabilities	10,857	15,934
Total liabilities	1,381,932	1,360,915

Commitments and contingencies (Note 12)

Equity:
Common Stock, $0.0001 par value; 75,000,000 authorized; 36,322,583 and 36,179,503 issued and 36,228,699 and 36,100,887 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	72	72
Additional paid-in capital	2,031,796	2,020,408
Accumulated deficit	(2,480,070)	(2,397,112)
Accumulated other comprehensive loss	(7,452)	(5,633)
Treasury stock, at cost, 93,884 and 78,616 shares, respectively	(10,037)	(9,836)

Total Wheels Up Experience Inc. stockholders’ equity	(465,691)	(392,101)
Non-controlling interests	—	—
Total equity	(465,691)	(392,101)
Total liabilities and equity	$916,241	$968,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$168,922	$177,530

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	159,196	158,424
Technology and development	8,739	10,524
Sales and marketing	22,183	22,161
General and administrative	26,837	56,817
Depreciation and amortization	11,714	20,210
Gain on sale of aircraft held for sale	(2,508)	(6,551)
Loss (gain) on disposal of assets, net	117	(3,289)
Total costs and expenses	226,278	258,296

Loss from operations	(57,356)	(80,766)

Other (expense) income
Loss on extinguishment of debt	(17)	(38)
Interest income	242	1,148
Interest expense	(25,307)	(19,880)
Other (expense) income, net	(11)	301
Total other (expense) income	(25,093)	(18,469)

Loss before income taxes	(82,449)	(99,235)

Income tax expense	(509)	(78)

Net loss	(82,958)	(99,313)
Less: Net loss attributable to non-controlling interests	—	—
Net loss attributable to Wheels Up Experience Inc.	$(82,958)	$(99,313)

Net loss per share of Class A common stock:
Basic and diluted	$(2.29)	$(2.84)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	36,149,112	34,913,507
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(82,958)	$(99,313)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,819)	3,106
Comprehensive loss	(84,777)	(96,207)
Less: Comprehensive loss attributable to non-controlling interests	—	—
Comprehensive loss attributable to Wheels Up Experience Inc.	$(84,777)	$(96,207)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2025	36,179,503	$72	$2,020,408	$(2,397,112)	$(5,633)	78,616	$(9,836)	$—	$(392,101)
Equity-based compensation	—	—	11,388	—	—	—	—	—	11,388
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	15,268	(201)	—	(201)
Issuance of Common Stock upon settlement of restricted stock units	143,080	—	—	—	—	—	—	—	—
Net loss	—	—	—	(82,958)	—	—	—	—	(82,958)
Other comprehensive loss	—	—	—	—	(1,819)	—	—	—	(1,819)
Balance at March 31, 2026	36,322,583	$72	$2,031,796	$(2,480,070)	$(7,452)	93,884	$(10,037)	$—	$(465,691)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2024	34,917,104	$70	$1,921,581	$(2,102,895)	$(12,662)	21,972	$(8,203)	$—	$(202,109)
Equity-based compensation	—	—	10,319	—	—	—	—	—	10,319
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	4,446	(109)	—	(109)
Issuance of Common Stock upon settlement of restricted stock units	52,556.05	—	—	—	—	—	—	—	—
Net loss	—	—	—	(99,313)	—	—	—	—	(99,313)
Other comprehensive income (loss)	—	—	—	—	3,106	—	—	—	3,106
Balance at March 31, 2025	34,969,660	$70	$1,931,900	$(2,202,208)	$(9,556)	26,417	$(8,312)	$—	$(288,106)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(82,958)	$(99,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,714	20,210
Equity-based compensation	11,388	12,661
Payment-in-kind interest	14,063	13,050
Amortization of deferred financing costs and debt discount	8,996	1,893
Gain on sale of aircraft held for sale	(3,407)	(4,975)
Reserve for excess and obsolete inventory	4,984	—
Loss (gain) on disposal of assets, net	162	(3,229)
Impairment of right-of-use assets	—	20,218
Other	449	1,678
Changes in assets and liabilities:
Accounts receivable	(8,571)	(8,481)
Prepaid expenses	1,949	(8,324)
Other current assets	(3,228)	(262)
Other non-current assets	5,719	1,166
Accounts payable	2,550	7,760
Accrued expenses	(14,742)	(6,005)
Deferred revenue	(53,525)	7,917
Other assets and liabilities	4,826	(3,888)
Net cash used in operating activities	(99,631)	(47,924)

Cash flows from investing activities:
Purchases of property and equipment	(62,361)	(14,704)
Capitalized software development costs	(1,935)	(3,338)
Purchase of aircraft held for sale	—	(3,800)
Proceeds from sale of aircraft held for sale, net	25,633	33,005
Other	—	4,950
Net cash (used in) provided by investing activities	(38,663)	16,113

Cash flows from financing activities:
Purchase of shares for treasury	(201)	(109)
Proceeds from long-term debt	100,738	9,876
Repayments of long-term debt	(37,080)	(18,451)
Payment of debt issuance costs	(33)	(2)
Net cash provided by (used in) financing activities	63,424	(8,686)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(902)	1,092

Net decrease in cash, cash equivalents and restricted cash	(75,772)	(39,405)
Cash, cash equivalents and restricted cash, beginning of period	164,503	246,468
Cash, cash equivalents and restricted cash, end of period	$88,731	$207,063

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,607	$5,410
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
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for annual financial statements. As a result, this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 10, 2026. In the opinion of the Company’s management, the condensed consolidated financial statements in this Quarterly Report include all adjustments necessary for the fair presentation of the Company’s balance sheets as of March 31, 2026 and its results of operations, including its comprehensive loss and stockholders' equity for the three months ended March 31, 2026 and 2025. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2026.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, after elimination of intercompany transactions and accounts. The Company consolidates Wheels Up MIP LLC (“MIP LLC”) and records the profits interests units in Wheels Up Partners Holdings LLC, our indirect subsidiary (“WUP”), held by MIP LLC as non-controlling interests. The Company serves as the sole managing member of MIP LLC, but does not own any profits interests units in WUP (see Note 11).
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
The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company operates as one operating segment. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. The measure of segment profit or loss for the Company's single segment is Net income (loss), which can be found in the condensed consolidated statement of operations. There is no expense or asset information that is supplemental to those disclosed in the condensed consolidated financial statements that is regularly provided to the CODM.

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 aim to improve the decision usefulness of expense information on public business entities’ income statements through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 enhance the transparency and decision usefulness of income tax disclosures, primarily through expanded rate reconciliation and income taxes paid disclosures. The Company adopted ASU 2023-09 effective January 1, 2025, and applied the guidance on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements for the periods presented in this Quarterly Report, but resulted in expanded income tax disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 clarify and simplify the application of the current expected credit loss (CECL) model to trade receivables and contract assets arising from revenue transactions. The update permits the use of practical, historical loss-rate methods for short-term receivables and provides additional guidance on applying credit loss concepts to unbilled revenue recognized under Topic 606. ASU 2025-05 will be effective for the Company’s fiscal year ending December 31, 2026, including interim periods within that fiscal year, with early adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026, and applied the guidance on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements for the periods presented in this Quarterly Report.

2.REVENUE RECOGNITION
Disaggregation of Revenue
The following table disaggregates Revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended March 31,
	2026	2025
Services transferred at a point in time:
Flights, net of discounts and incentives	$143,538	$147,568
Other	19,366	19,784

Services transferred over time:
Memberships	6,018	9,189
Other	—	989
Total Revenue	$168,922	$177,530
Contract Balances
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Gross receivables from members and customers	$39,410	$30,960
Undeposited funds	1,037	1,336
Less: Allowance for credit losses	(8,132)	(8,047)
Accounts receivable, net	$32,315	$24,249
Deferred revenue consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Flights - prepaid	$675,136	$726,506
Memberships - annual dues	7,908	10,328
Flights - credits	$1,345	2,018
Other	3,187	—
Deferred revenue - total	$687,576	$738,852
Changes in Deferred revenue for the three months ended March 31, 2026 were as follows (in thousands):

Deferred revenue as of December 31, 2025	$738,852
Amounts deferred during the period	117,646
Revenue recognized from amounts included in the deferred revenue beginning balance	(147,698)
Revenue from current period sales	(21,224)
Deferred revenue as of March 31, 2026	$687,576
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of March 31, 2026 were as follows (in thousands):

Remainder of 2026	$329,332
2027	231,808
2028	63,218
2029	63,218
Total Deferred revenue	$687,576
Costs to Obtain a Contract
Capitalized costs related to sales commissions were $3.6 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026 and December 31, 2025, capitalized sales commissions and referral fees of $6.3 million and $4.8 million, respectively, were included in Other current assets, and $0.1 million and $0.1 million, respectively, were included in Other non-current assets on the condensed consolidated balance sheets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $2.3 million for each of the three months ended March 31, 2026 and 2025.
3.PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Aircraft	$311,734	$278,078
Software development costs	99,083	96,930
Leasehold improvements	15,438	13,869
Computer equipment	490	521
Building and improvements	1,412	1,412
Furniture and fixtures	1,314	1,320
Tooling	504	504
Vehicles	1,719	1,732
Total Property and equipment	431,694	394,366
Less: Accumulated depreciation and amortization	(168,181)	(174,637)
Total Property and equipment, net	$263,513	$219,729
Depreciation and amortization expense, excluding amortization expense related to software development costs, was $3.6 million and $8.7 million for the three months ended March 31, 2026 and 2025, respectively.
Amortization expense related to software development costs was $3.6 million and $6.8 million for the three months ended March 31, 2026 and 2025, respectively.

4.GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents Goodwill carrying values and the change in balance, by reporting unit, during the three months ended March 31, 2026 (in thousands):

	WUP Legacy	Air Partner	Total
Balance as of December 31, 2025(1)	$136,098	$73,799	$209,897
Foreign currency translation adjustment	—	(1,232)	(1,232)
Balance as of March 31, 2026	$136,098	$72,567	$208,665
__________________
(1)    Net of accumulated impairment losses of $306.2 million.

Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of Intangible assets consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$45,015	$34,985
Customer relationships	85,334	56,420	28,914
Trade name	10,000	5,627	4,373
Developed technology	19,045	17,685	1,360
Leasehold interest – favorable	600	152	448
Foreign currency translation adjustment	86	69	17
Total	$195,065	$124,968	$70,097

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$43,494	$36,506
Customer relationships	85,334	53,874	31,460
Trade name	10,000	5,437	4,563
Developed technology	19,045	17,004	2,041
Leasehold interest – favorable	600	146	454
Foreign currency translation adjustment	324	246	78
Total	$195,303	$120,201	$75,102
Amortization expense for intangible assets was $5.0 million and $5.1 million for the three months ended March 31, 2026 and 2025, respectively.
Intangible Liabilities
Associated with our acquisition of Delta Private Jets on January 17, 2020, we recognized intangible liabilities for the fair value of complimentary Wheels Up Connect Memberships provided to existing Delta Air Lines, Inc. (“Delta”) SkyMiles 360® customers as of the acquisition date, as required under the Commercial Cooperation Agreement, dated as of January 17, 2020, by and among WUP, Wheels Up Partners LLC (“WUP LLC”) and Delta (as amended, the “Original Delta CCA”), which was subsequently replaced by the Amended and Restated

Commercial Cooperation Agreement, dated as of June 15, 2024, by and among WUP, WUP LLC and Delta (the “Delta CCA”). The gross carrying value, accumulated amortization and net carrying value of Intangible liabilities consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$11,230	$8,770

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$10,849	$9,151
The current and long-term portions of Intangible liabilities are presented within Other current liabilities and Other non-current liabilities, respectively, on the condensed consolidated balance sheets.
Amortization of Intangible liabilities, which reduces amortization expense, was $0.4 million for each of the three months ended March 31, 2026 and 2025, respectively.
Future amortization expense of Intangible assets and Intangible liabilities held as of March 31, 2026, were as follows (in thousands):

	Intangible Assets	Intangible Liabilities
Remainder of 2026	$14,162	$1,144
2027	14,440	1,525
2028	13,959	1,525
2029	13,216	1,525
2030	7,134	1,525
Thereafter	7,186	1,526
Total	$70,097	$8,770

5.CASH EQUIVALENTS AND RESTRICTED CASH
A reconciliation of Cash and cash equivalents and Restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$54,126	$133,926
Restricted cash	34,605	30,577
Total	$88,731	$164,503

Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash	$53,107	$125,543
Money market funds	1,019	8,383
Cash and cash equivalents	$54,126	$133,926
Restricted Cash
As of March 31, 2026 and December 31, 2025, Restricted cash primarily consisted of (i) $22.9 million and $18.8 million, respectively, related to funds held but unavailable for immediate use due to contractual restrictions, (ii) $6.7 million as of each such date held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates, and (iii) $5.0 million as of each such date held by financial institutions to collateralize our credit card programs. The standby letters of credit expire on May 31, 2031, December 31, 2033 and June 30, 2034.

6.LONG-TERM DEBT
The following table presents the components of Long-term debt, net (in thousands, except interest rates):

	Maturity Date	Interest Rate per Annum as of March 31, 2026	March 31, 2026	December 31, 2025
Revolving Equipment Notes	2029	SOFR + 1.75%	$196,897	$173,239
Term Loan	2028	10.0%	501,603	489,368
Revolving Credit Facility(1)	2028	10.0%	50,540	8,712
Total debt			749,040	671,319
Less: Total unamortized debt discount and debt issuance costs			326,958	335,922
Less: Current maturities of long-term debt			21,742	19,039
Long-term debt, net			$400,340	$316,358
__________________
(1)    As of March 31, 2026, includes $9.9 million outstanding in connection with the Credit Support Premium (as defined below), which will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility (as defined below) and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. The Credit Support Premium is deemed a Revolving Loan (as defined in the Credit Agreement (as defined below)) under the Credit Agreement; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment available to be borrowed by the Company from time to time until September 20, 2026 under the Revolving Credit Facility (as defined below).

Maturities of principal debt payments through December 31, 2029 for debt obligations outstanding as of March 31, 2026 are as follows (in thousands):

Maturities
Remainder of 2026	$16,306
2027	22,829
2028	527,693
2029	182,212
Total	$749,040
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
The Revolving Equipment Notes mature on November 13, 2029 (the “Revolving Equipment Notes Maturity Date”) and require annual amortization of principal amount equal to 10% per annum through the end of the Availability Period and 12% per annum thereafter to the Revolving Equipment Notes Maturity Date, in each case payable in cash quarterly on the same dates as interest payments. The Revolving Equipment Notes bear interest at the variable rate of the then applicable three-month secured overnight funds rate (“SOFR”) plus 1.75% per annum during the Availability Period, SOFR plus 2.25% per annum immediately after the end of the Availability Period to November 13, 2028, and SOFR plus 2.75% from November 13, 2028 to the Revolving Equipment Notes Maturity Date. Interest on the Revolving Equipment Notes is payable in cash quarterly on February 15, May 15, August 15 and November 15 of each year, which began on February 15, 2025, and on the Revolving Equipment Notes Maturity Date. WUP LLC must also pay a customary commitment fee on unused amounts available to be borrowed under the Revolving Equipment Note Facility.
As of March 31, 2026, the Revolving Equipment Notes were secured by first-priority liens on 55 of the Company’s owned aircraft and in the future will be secured by first-priority liens on any additional aircraft for which a Revolving Equipment Note is issued from time to time (collectively, the “Revolving Equipment Notes Collateral”). WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions. The maturity of the Revolving Equipment Notes may be accelerated upon the occurrence of certain events of default, including the failure by WUP LLC (in some cases after notice or the expiration of a grace period, or both) to make payments thereunder when due, a failure to comply with certain covenants and certain bankruptcy events involving the Company, its guarantors or Delta. WUP LLC’s obligations under the Revolving Equipment Notes are guaranteed by the Company, WUP and WUPJ, which has a FAA Part 135 operating certificate. In the future, WUP LLC must cause any of its subsidiaries and affiliates that hold a FAA Part 135 operating certificate to become a guarantor under the Revolving Equipment Note Facility under certain circumstances.
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
During the three months ended March 31, 2026, WUP LLC (i) redeemed in-full the Revolving Equipment Notes for nine aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes Facility by $31.9 million, and (ii) issued new Revolving Equipment Notes for nine aircraft in the aggregate principal amount of $60.7 million. As of March 31, 2026, the carrying value of the 55 aircraft that were subject to first-priority liens under outstanding Revolving Equipment Notes was $238.0 million. Amortization expense for debt discounts and deferred financing costs of nil and $0.2 million were recorded in Interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025, respectively.
Credit Support
Delta provides credit support for the Revolving Equipment Notes Facility, which effectively guarantees WUP LLC’s payment obligations thereunder upon the occurrence and continuation of specified events of default, in exchange for an annual fee as a percentage of the aggregate principal amounts drawn under the Revolving Equipment Notes Facility that is payable-in-kind by the Company and accrues interest over the life of the Revolving Equipment Notes Facility (the “Credit Support Premium”). The Credit Support Premium constitutes a revolving loan payable to Delta under the Revolving Credit Facility pursuant to the Second Credit Agreement Amendment (as defined below). Amounts in respect of the Credit Support Premium accrue while the Revolving Equipment Notes are outstanding and include interest that is compounded and capitalized on the last day of each calendar quarter; however, any such accrued amounts do not reduce Delta’s $100.0 million commitment under the Revolving Credit Facility. The Credit Support Premium will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Note Facility and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. Amounts outstanding in connection with the Credit Support Premium are consolidated with amounts outstanding under the Revolving Credit Facility in the long-term debt table above.
Term Loan and Revolving Credit Facility
On September 20, 2023 (the “Credit Agreement Closing Date”), the Company entered into a Credit Agreement (the “Original Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”), and Cox Investment Holdings, LLC (“CIH” and, collectively with Delta and CK Wheels, the “Lead Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders (as defined below) and as collateral agent for the secured parties (the “Agent”), pursuant to which (i) the Lead Lenders provided a term loan facility (the “Initial Term Loan”) in the aggregate original principal amount of $350.0 million and (ii) Delta provided commitments for a revolving loan facility (the “Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million. On September 20, 2023, the Company issued the Initial Term Loan of $350.0 million to the Lead Lenders for net proceeds (before transaction-related expense) of $343.0 million.
On November 15, 2023 (the “Final Credit Agreement Closing Date”), the Company entered into Amendment No. 1 to Credit Agreement (the “First Credit Agreement Amendment” and, collectively with the Original Credit

Agreement, Amendment No. 2 to Credit Agreement, dated as of November 13, 2024 (the “Second Credit Agreement Amendment”), and Amendment No. 3 to Credit Agreement, dated as of April 30, 2025, the “Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Lead Lenders, and certain other lenders named therein (collectively, the “Incremental Term Lenders” and, collectively with the Lead Lenders, the “Lenders”), and the Agent, pursuant to which, among other things, the Incremental Term Lenders joined the Credit Agreement and provided an additional term loan facility (the “Incremental Term Loan” and, together with the Initial Term Loan, the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”) in the aggregate original principal amount of $40.0 million. On the Final Credit Agreement Closing Date, the Incremental Term Lenders made the Incremental Term Loan of $40.0 million to the Company for net proceeds (before transaction-related expense) of $39.2 million. Upon the closing of the Incremental Term Loan and as of March 31, 2026, the loans under the Credit Agreement consisted of (i) the Term Loan in the aggregate principal amount of $390.0 million and (ii) the Revolving Credit Facility representing a commitment from Delta in the aggregate original principal amount of $100.0 million. As of March 31, 2026 and the date of this Quarterly Report, $60.0 million and nil, respectively, remained available to be drawn under the Revolving Credit Facility with respect to Delta’s $100.0 million commitment.
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
Interest on the Term Loan and borrowings under the Revolving Credit Facility (each, a “Loan” and collectively, the “Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the Loans then outstanding. Accrued interest on each Loan is payable-in-kind as compounded interest and capitalized to the principal amount of the applicable Loan on the last day of each of March, June, September and December each year, and the applicable maturity date. If in the future the Company or its subsidiaries either redeem in-full all outstanding Revolving Equipment Notes or commence payoff at maturity thereof, the Company may elect to make interest payments or some portion thereof on any Loans then outstanding in cash. Also, upon the occurrence and during the continuation of an event of default under the Credit Agreement, interest will accrue on (i) the unpaid principal balance of the Loans at the rate then applicable to such Loans plus 2% per annum and (ii) all other outstanding liabilities, interest, expenses, fees and other sums under the Credit Agreement, at a rate equal to the Alternate Base Rate (as defined in the Credit Agreement) plus 2% per annum.
The Credit Agreement also contains certain covenants and events of default, in each case customary for transactions of this type. The obligations under the Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding any segregated account exclusively holding customer deposits and certain other assets, in each case as specified in the Credit Agreement) and a junior lien on the Revolving Equipment Notes Collateral. The Credit Agreement is guaranteed by all U.S. and certain non-U.S. direct and indirect subsidiaries of the Company and the equity interests of such subsidiaries have been pledged as collateral. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of March 31, 2026, we were in compliance with the covenants under the Credit Agreement and related credit documents.
In connection with the funding of the Initial Term Loan, the Company entered into the Investment and Investor Rights Agreement, dated as of the Credit Agreement Closing Date (the “Original Investor Rights Agreement”), by and among the Company and the Lead Lenders, pursuant to which the Company issued to the Lead Lenders 141,313,671 shares of Common Stock (or 7,065,683 shares after giving effect to the Reverse Stock Split) in the aggregate (the “Initial Shares”) in a private placement (the “Initial Issuance”) on the Credit Agreement Closing Date. In addition, the Company agreed to issue an additional 529,926,270 shares of Common Stock (or 26,496,261 shares after giving effect to the Reverse Stock Split) in the aggregate (the “Deferred Shares” and, together with the Initial

Shares, the “Investor Shares”) in a subsequent private placement (the “Deferred Issuance” and, together with the Initial Issuance, the “Investor Issuances”).
In connection with the transactions contemplated by the First Credit Agreement Amendment, the Company entered into Amendment No. 1 to Investment and Investor Rights Agreement, dated as of the Final Credit Agreement Closing Date (the “First Investor Rights Agreement Amendment” and, collectively with the Original Investor Rights Agreement, Amendment No. 2 to Investment and Investor Rights Agreement, dated September 22, 2024, Amendment No. 3 to Investment and Investor Rights Agreement, dated September 21, 2025, and the Investor Rights Agreements Joinders (as defined below), the “Investor Rights Agreement”), with each Lead Lender, which contained, among others, certain revisions to reflect the issuance of the Deferred Shares. Substantially concurrently with entering into the First Investor Rights Agreement Amendment, on the Final Credit Agreement Closing Date, the Company and Lead Lenders entered into joinders to the Investor Rights Agreement (collectively, the “investor Rights Agreement Joinders”) with each Incremental Term Lender (or its applicable affiliate), pursuant to which each Incremental Term Lender (or its applicable affiliate) joined the Investor Rights Agreement and assumed the rights and obligations of an Additional Investor (as defined in the Investor Rights Agreement) thereunder, including the right to receive a pro rata portion of the Investor Shares. The Company issued the Deferred Shares to the Lenders on the Final Credit Agreement Closing Date in a private placement. Following the Deferred Issuance, each Lender had been issued a number of shares equal to its pro rata portion of the Investor Shares based on its participation in the Term Loan.
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
Amortization of debt discounts and deferred issuance costs associated with the Term Loan of $8.9 million and $1.6 million were recorded in Interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025, respectively.

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

Financial instruments that are measured at fair value on a recurring and non-recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds(1)	$1,019	$—	$—	$1,019
Total assets	$1,019	$—	$—	$1,019

Liabilities:
Warrant liability - Public Warrants(1)	$—	$13	$—	$13
Warrant liability - Private Warrants(1)	—	7	—	7
Revolving Equipment Notes(2)	—	—	208,227	208,227
Term Loan(2)	—	—	406,662	406,662
Revolving Credit Facility(2)	—	—	36,353	36,353
Total liabilities	$—	$20	$651,242	$651,262

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds(1)	$8,383	$—	$—	$8,383
Total assets	$8,383	$—	$—	$8,383

Liabilities:
Warrant liability - Public Warrants(1)	$—	$13	$—	$13
Warrant liability - Private Warrants(1)	—	7	—	7
Revolving Equipment Notes(2)	—	—	180,676	180,676
Term Loan(2)	—	—	345,386	345,386
Revolving Credit Facility(2)	—	—	5,474	5,474
Total liabilities	$—	$20	$531,536	$531,556
__________________
(1)Financial instrument measured on a recurring basis.
(2)Financial instrument measured on a non-recurring basis.

The carrying amount of Money market funds approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The Warrants (as defined below) were accounted for as a liability in accordance with ASC 815-40. The Warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. As of each of March 31, 2026 and December 31, 2025, we used Level 2 inputs for the Warrants. See Note 10 for additional information about the Warrants.
The estimated fair value of the Revolving Equipment Notes is categorized as a Level 3 valuation. We considered the appraised value of aircraft subject to first-priority liens under the Revolving Equipment Notes, as sourced during the fourth quarter of 2025 and as required under the Revolving Equipment Notes, to determine the fair value of the Revolving Equipment Notes as of March 31, 2026.
The estimated fair value of the Term Loan is categorized as a Level 3 valuation. The estimated fair value as of March 31, 2026 was estimated using a discounted cash flows analysis, based on our current estimated incremental borrowing rate for a similar type of borrowing arrangement and taking into account amounts outstanding as of March 31, 2026 in connection with the Credit Support Premium.

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
The components of net lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$7,477	$5,618
Short-term lease costs	3,958	868
Variable lease payments	203	1,976
Total lease costs	$11,638	$8,462
Lease costs related to leased aircraft and operational facilities are included in Cost of revenue in the condensed consolidated statements of operations. Lease costs related to leased aircraft were $9.8 million and $5.4 million during the three months ended March 31, 2026 and 2025, respectively.
Lease costs related to our leased corporate headquarters and other office space, including expenses for non-lease components, are allocated within the condensed consolidated statements of operations based on employee headcount. Sublease income is presented in General and administrative expenses in the condensed consolidated statements of operations, and was not material for each of the three months ended March 31, 2026 and 2025.
As part of our continuing cost reduction initiatives, in the first quarter of 2025, we leased alternative corporate office space in New York City and vacated a larger leased corporate office space in New York City, for which we are actively seeking a sublease tenant. Vacating the former office space was identified as a triggering event for impairment testing for the impacted asset group, including the right-of-use asset and associated leasehold improvements and furniture. We estimated the fair value of the asset group using a discounted cash flow approach, which considered estimated future cash flows associated with the asset group. We recorded a one-time non-cash impairment charge of $20.2 million during the three months ended March 31, 2025 representing the full carrying value of the right-of-use asset for the vacated space. The impairment charge is presented in General and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2025.
Supplemental cash flow information related to operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$7,975	$5,457
Right-of-use assets obtained in exchange for operating lease obligations	$—	$10,614

Supplemental balance sheet information related to leases were as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	6.4	6.6
Weighted-average discount rate:
Operating leases	11.4%	11.4%
As of March 31, 2026, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,	Operating Leases
2026 (remaining)	$23,665
2027	30,752
2028	28,632
2029	28,799
2030	25,635
Thereafter	50,322
Total lease payments	187,805
Less: Imputed interest	(54,196)
Total lease obligations	$133,609
9.STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
We have retrospectively adjusted the number of shares of Common Stock, equity-based compensation awards and related per share amounts reflected in this Note 9 for all periods presented to reflect the estimated impact of the Reverse Stock Split, which became effective on April 24, 2026 following the periods presented herein but before the issuance of these unaudited financial statements. See Note 16 for more information regarding the Reverse Stock Split.
Stockholders’ Equity
Pursuant to the Company’s Amended and Restated Certificate of Incorporation, dated November 15, 2023, as amended by the Certificate of Amendment (as defined in Note 16), upon the effectiveness of the Reverse Stock Split (as defined in Note 16) immediately after the close of trading on The New York Stock Exchange (the “NYSE”) on April 24, 2026, we are authorized to issue up to 100,000,000 shares of capital stock, consisting of (A) 75,000,000 shares of Common Stock and (B) 25,000,000 shares of preferred stock.
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

At-the-Market Common Stock Offering Program
On August 29, 2025, we entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Jefferies LLC (together, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50.0 million of our Common Stock through the Sales Agents (the “ATM Program”). During each of the three months ended March 31, 2026 and 2025, the Company did not issue any shares of Common Stock under the ATM Program. As of March 31, 2026, the Company had approximately $0.6 million of capacity to issue shares of Common Stock under the ATM Program.
Equity-Based Compensation
The Company’s outstanding equity-based compensation awards to its directors, executive officers, employees and other eligible personnel have been made pursuant to the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan, as amended and restated effective April 1, 2023 (as amended, the “A&R 2021 LTIP”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of November 30, 2023, granted to George Mattson, our Chief Executive Officer (the “CEO Performance Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of March 31, 2025, granted to John Verkamp, our Chief Financial Officer (the “CFO Performance Plan”), the Wheels Up Experience Inc. Performance Award Agreement, dated as of May 20, 2024, granted to our former Chief Commercial Officer (the “Former CCO Performance Plan” and, collectively with the CEO Performance Plan and CFO Performance Plan, the “Executive Performance Plans”), nine equity-based compensation plans that were approved by the board of directors of WUP (collectively, the “WUP Management Incentive Plan”) prior to the business combination consummated on July 13, 2021 (the “Business Combination Closing Date”) between WUP and Aspirational Consumer Lifestyle Corp., a blank check company (“Aspirational” and, such transaction, the “Business Combination”), and the Wheels Up Partners Holdings LLC Option Plan (the “WUP Option Plan”), which was approved by the board of directors of WUP prior to the Business Combination. Additional details about these equity-based compensation arrangements are below.
WUP Management Incentive Plan
In March 2014, the WUP Management Incentive Plan was established, which provided for the issuance of WUP profits interests to employees, consultants and other qualified individuals. Following the consummation of the Business Combination, no new grants can be made under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Common Stock before July 13, 2031. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and immediately exchanged for the maximum number of shares of Common Stock. The actual number of shares of Common Stock received upon exchange of such WUP profits interests will depend on the trading price per share of Common Stock at the time of such exchange.
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan during the three months ended March 31, 2026:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2026	144	$83.20
Granted	—	—
Exchanged	—	—
Expired/forfeited	—	—
Outstanding WUP profits interests as of March 31, 2026	144	$83.20
The weighted-average remaining contractual term as of March 31, 2026, for WUP profits interests outstanding was approximately 5.3 years. All WUP profits interests vested as of or prior to December 31, 2023.

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
The following table summarizes the activity under the WUP Option Plan as of March 31, 2026:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2026	39	$1,487.45	$234.80
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding WUP stock options as of March 31, 2026	39	$1,487.45	$234.80
Exercisable WUP stock options as of March 31, 2026	39	$1,487.45	$234.80
The aggregate intrinsic value as of March 31, 2026, for WUP stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of March 31, 2026, for WUP stock options that were outstanding and exercisable was approximately 3.0 years. All WUP stock options were vested as of December 31, 2023.
A&R 2021 LTIP
In connection with the Business Combination, Wheels Up’s Board of Directors (the “Board”) and stockholders of Wheels Up adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other qualified individuals. The Original 2021 LTIP was amended and restated by the A&R 2021 LTIP effective April 1, 2023, which was subsequently amended by Amendment No. 1 thereto, effective June 6, 2024, and Amendment No. 2, effective June 10, 2025, in each case which increased the number of shares of Common Stock available for issuance under the A&R 2021 LTIP and extended the termination date thereof. The A&R 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, restricted stock units (“RSUs”), including performance-based RSUs (“PSUs”), rights, dividend equivalents, other stock-based awards, performance awards, cash awards or any combination of the foregoing. As of March 31, 2026, an aggregate of 3.1 million shares were authorized for issuance under the A&R 2021 LTIP. On March 31, 2026, the Board adopted Amendment No. 3 to the A&R 2021 LTIP, which if approved by the Company’s stockholders at the Company’s 2026 annual meeting of stockholders expected to be held on June 9, 2026, will increase the aggregate number of shares of Common Stock available for awards made under the A&R 2021 LTIP by an additional 3.8 million shares and extend the termination date of such plan to March 31, 2036.
RSUs
RSUs granted under the A&R 2021 LTIP generally vest at intervals up to a four-year service period, subject to the grantee’s continued service to the Company through the applicable vesting date. The following table summarizes the activity under the A&R 2021 LTIP related to RSUs during the three months ended March 31, 2026:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2026	812	$33.00
Granted	986	13.00
Vested	(143)	27.80
Forfeited	(60)	27.60
Non-vested RSUs as of March 31, 2026	1,595	$21.20

The total unrecognized compensation cost related to non-vested RSUs was $30.7 million as of March 31, 2026 and is expected to be recognized over a weighted-average period of 2.9 years.
PSUs
Under the terms of the PSUs granted to certain employees under the A&R 2021 LTIP, upon the achievement of certain pre-determined performance objectives, each PSU may settle into shares of our Common Stock. The PSUs will vest, if at all, upon the actual achievement of the related performance objectives, subject to specified change of control exceptions and the grantee’s continued service to the Company through the applicable vesting date.
The following table summarizes the activity under the A&R 2021 LTIP related to PSUs during the three months ended March 31, 2026:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2026	85	$37.20
Granted	184	12.90
Vested	—	—
Forfeited	(70)	29.57
Non-vested PSUs as of March 31, 2026	199	$25.48
Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of March 31, 2026, the achievement of the performance objectives associated with non-vested PSUs was deemed probable. The total unrecognized compensation cost related to non-vested PSUs deemed probable of being achieved was $2.7 million as of March 31, 2026 and is expected to be recognized over a weighted-average period of 2.0 years.

Wheels Up Stock Options
Wheels Up stock options granted under the A&R 2021 LTIP vest quarterly over a three-year service period and expire on the tenth anniversary of the grant date. The following table summarizes the activity under the A&R 2021 LTIP related to Wheels Up stock options during the three months ended March 31, 2026:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2026	4	$2,000.00	$950.32
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of March 31, 2026	4	$2,000.00	$950.32
Exercisable Wheels Up stock options as of March 31, 2026	4	$2,000.00	$950.32
The aggregate intrinsic value as of March 31, 2026, for Wheels Up stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of March 31, 2026, for Wheels Up stock options that were outstanding and exercisable was approximately 1.6 years.
Executive Performance Plans
The Compensation Committee of the Board approved the CEO Performance Plan, CFO Performance Plan and Former CCO Performance Plan effective November 30, 2023, March 31, 2025 and May 20, 2024, respectively. Each Executive Performance Plan is intended to constitute a standalone equity incentive plan and any shares of Common Stock issued under such awards will not be issued under, or count against the number of shares of Common Stock reserved pursuant to, any of the Company’s other equity-based compensation plans or awards. Except as set forth in Section III.A of the A&R 2021 LTIP, the Executive Performance Plans incorporate the terms of the A&R 2021 LTIP, as it may be amended from time-to-time.
As of March 31, 2026, approximately 3.7 million, 0.6 million and 0.8 million shares of Common Stock had been authorized for issuance under the CEO Performance Plan, CFO Performance Plan and Former CCO Performance Plan, respectively, in each case subject to the satisfaction of the applicable performance- and service-based vesting conditions under such plan, if at all. If on any Determination Date there is not a sufficient amount of shares authorized by the Company's stockholders to deliver the number of shares due under the Executive Performance Plans or any such Executive Performance Plan has not been approved by the Company’s stockholders, then upon vesting, if at all, any amounts payable under any such Executive Performance Plan will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The CEO Performance Plan and CFO Performance Plan represent grants to our Chief Executive Officer and Chief Financial Officer, respectively, that are intended to cover a period extending through 2028 in lieu of annual equity compensation grants during such period and are intended to provide each of them with the opportunity to share in the long-term growth of the value of the Company. The Executive Performance Plans represent a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of the Company’s borrowings under the $390.0 million Term Loan plus any additional amounts drawn on the Term Loan, if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of the CEO Performance Plan and Former CCO Performance Plan were or will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, and one-third of the CFO Performance Plan was or will be eligible to vest on each of September 20, 2025, 2026 and 2027, in each case so long as such officer remains employed with the Company as of such dates, subject to limited exceptions. A “Repayment Event” includes certain refinancings of the Term Loan on or before September 20, 2028, the scheduled maturity date of the Term Loan. Subject to the satisfaction of the applicable performance- and service-based vesting conditions described above, the number of shares of Common Stock that may vest and be issued under any Executive Performance Plan will first be determined on December 31st of the year in which a Repayment Event occurs, and then on December 31st of each subsequent year (each such date, a “Determination Date”) until December 31, 2028 (the “Final Determination Date”). At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable under any Executive Performance Plan in connection with such Determination Date, if any, will be determined using the then applicable percentage associated with the service-based vesting condition (the “Service Vested Percentage”).
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
As of March 31, 2026, the performance-based vesting conditions for the outstanding and unvested Executive Performance Plans were not met, no shares had vested and the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the Term Loan. The derived service periods for the Executive Performance Plans, which began on the respective grant dates, were: (i) for the CEO Performance Plan, 5.2 years; (ii) for the CFO Performance Plan, 3.8 years; and (iii) for the Former CCO Performance Plan, 4.7 years. As a result of his departure from his position with the Company in June 2025, our former Chief Commercial Officer will only be credited with 50% of the Service Vested Percentage pursuant to the terms of the Former CCO Performance Plan in the event all performance-based vesting conditions are satisfied or a Change of Control (as defined in the Former CCO Performance Plan) occurs. Accordingly, 50% of the Former CCO Performance Plan was forfeited during the three months ended June 30, 2025.
The total unrecognized compensation cost related to the outstanding and unvested Executive Performance Plans was $100.5 million as of March 31, 2026 and is expected to be recognized over 2.8 years. As of March 31, 2026, the carrying amount of the outstanding Executive Performance Plans, including carrying amounts related to the CFO Performance Plan and Former CCO Performance Plan that until receipt of stockholder approval of such plans at the Company’s 2025 annual meeting of stockholders held on June 10, 2025 (“2025 Annual Meeting”) were classified as mezzanine equity, was classified as equity in the consolidated balance sheet under Additional paid-in capital.
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
(2)    Assumptions used in the Monte Carlo simulation related to the Former CCO Performance Plan, which was granted on May 20, 2024.
Equity-Based Compensation Expense
The following table summarizes equity-based compensation expense for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31,
	2026	2025
Compensation expense for RSUs and PSUs	$2,394	$3,134
Compensation expense for the Executive Performance Plans	8,994	9,527
Total equity-based compensation expense	$11,388	$12,661
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31, 2026
	2026	2025
Cost of revenue	$50	$78
Technology and development	163	434
Sales and marketing	331	241
General and administrative	10,844	11,908
Total equity-based compensation expense	$11,388	$12,661
Earnout Shares
As part of the Business Combination, existing holders of WUP equity prior to the Business Combination, including certain holders of WUP profits interests and restricted interests under the WUP Management Incentive Plan, but excluding holders of WUP stock options, had the right to receive up to 45,000 additional shares of Common Stock (the “Earnout Shares”) that will vest, if at all, upon the achievement of separate market conditions. One-third of the Earnout Shares will vest and be issued if the Common Stock closing price is greater than or equal to $2,500.00, an additional one-third will vest and be issued if the Common Stock closing price is greater than or equal to $3,000.00 and the final one-third will vest and be issued when the Common Stock closing price is greater than or equal to $3,500.00, in each case over any 20 trading days within a period of 30 consecutive trading days on or before July 13, 2026. Earnout Shares are attributable to vested WUP profits interests and restricted interests as of the date each of the Earnout Share market conditions are met. Any portion of the Earnout Shares for which the market condition has not been met on or before July 13, 2026 will be automatically canceled.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Business Combination Closing Date and had a weighted-average period of 1.7 years.
Based on the Common Stock trading price as of March 31, 2026, the market conditions were not met, and no Earnout Shares vested or were issuable as of such date. No Earnout Shares had been issued as of March 31, 2026. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was nil for each of the three months ended March 31, 2026 and 2025.
Treasury Stock
As of March 31, 2026, we had 93,884 shares of treasury stock. The increase in treasury stock during the three months ended March 31, 2026 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of PSUs and RSUs. We did not cancel or reissue any shares of Common Stock held as treasury stock during either of the three months ended March 31, 2026 and 2025.

10.WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”), which Wheels Up assumed on the Business Combination Closing Date. Each whole Warrant entitles the holder to purchase 1/200th of one share of Common Stock at a price of $2,300.00 per whole share of Common Stock. The Warrants expire on July 13, 2026 or earlier upon redemption or liquidation. As of March 31, 2026, no Warrants had been exercised, and 12,521,494 Warrants remained outstanding and exercisable for up to 62,607 shares of Common Stock. We have retrospectively adjusted all share counts and per share of Common Stock amounts in this paragraph to reflect the estimated impact of the Reverse Stock Split. See Note 16 for more information regarding the Reverse Stock Split.

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

The calculation of Non-controlling interests as of the periods indicated in the table below was as follows:

	March 31, 2026		December 31, 2025
Number of WUP common units held by Wheels Up(1)	36,228,699	100.0%	36,100,887	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	36,228,699	100.0%	36,100,887	100.0%
__________________
(1)    WUP common units represent an equivalent ownership of Common Stock outstanding.
(2)    Based on the closing price of Common Stock on the last trading day of the period covered by this Quarterly Report, there would have been no WUP common units issuable upon conversion of vested and unvested WUP profits interests outstanding as of March 31, 2026.
Upon the effectiveness of the Reverse Stock Split on April 24, 2026, the Company, in its capacity as the managing member of WUP, entered into Amendment No. 4 to Seventh Amended and Restated Limited Liability Company Agreement of WUP, dated as of April 24, 2026, to, among other things, update certain provisions to reflect adjustments to outstanding and issuable membership interests in WUP as a result of the Reverse Stock Split. We have retrospectively adjusted all WUP common unit and vested WUP profits interests amounts in the table above to reflect the estimated impact of the Reverse Stock Split. See Note 16 for more information regarding the Reverse Stock Split.
Weighted-average ownership percentages are used to allocate Net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was nil for each of the three months ended March 31, 2026 and 2025.

12.COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments, primarily in the form of obligations to provide future services for which we have already received deferred revenue (see Note 2), lease arrangements (see Note 8), repayment of long-term debt (see Note 6), legal proceedings, and sales and use tax liability.
Legal Proceedings
From time to time, the Company and/or its consolidated subsidiaries are subject to various legal proceedings and claims, either asserted or unasserted, which may arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, as of the date of this Quarterly Report the Company does not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.
GRP Litigation
As of the date of this Quarterly Report, we have an active lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), to enforce our rights and remedies for wrongful termination by FE of the Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on the condensed consolidated balance sheets as of each of March 31, 2026 and December 31, 2025, as well as attorneys’ fees and costs.
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
On December 30, 2025, we re-filed the complaint to enforce our rights under the GRP Agreement against each of FE and Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, as a defendant for a claim based on piercing the corporate veil, in the General Court of Justice, Superior Court Division in Wake County, North Carolina (case #25CV047093-910) (the “NC Complaint”). The Company’s NC Complaint includes factual allegations regarding FE’s wrongful termination of the GRP Agreement and, among other things, claims for breach of contract, conversion, violations of the North Carolina Unfair and Deceptive Trade Practices Act, fraudulent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 23, 2026, we served the first set of discovery requests on FE and Mr. Segrave. On March 6, 2026, FE and Mr. Segrave filed their answer and affirmative defenses to the NC Complaint, FE asserted counterclaims for amounts it claims it is owed under the GRP Agreement, and FE filed a partial motion to dismiss certain claims on procedural grounds. The Company filed its motion to dismiss, affirmative defenses and answer to FE’s counterclaims on April 3, 2026. The parties are actively engaged in the litigation process.
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
Sales and Use Tax Liability
The Company regularly provides services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. The Company determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to its activity. As of each of March 31, 2026 and December 31, 2025, the Company estimated the potential exposure to such tax liability was $5.5 million, the liability for which was included in Accrued expenses on the condensed consolidated balance sheets.

13.RELATED PARTIES
The Company engages in transactions with certain stockholders who are also members, brand ambassadors or customers. Such transactions primarily relate to their Wheels Up membership program, flights and flight-related services.
The Company incurred expenses of nil for the three months ended March 31, 2026 and $0.1 million for the three months ended March 31, 2025, from transactions related to the Delta CCA. As of March 31, 2026 and December 31, 2025, $2.2 million and $1.9 million, respectively, were included in Deferred Revenue and Accrued expenses, respectively, on the condensed consolidated balance sheet related to transactions associated with the Delta CCA.

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
We recorded an income tax expense of $0.5 million and income tax expense of $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was (0.6)% and (0.1)% for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate for the three months ended March 31, 2026 differs from the federal statutory rate of 21%, primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized and geographical mix of our earnings.
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
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of March 31, 2026, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
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
OECD Pillar Two
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% effective on January 1, 2024. While the U.S. has not adopted the Pillar Two rules, various other governments around the world have implemented the legislation, including jurisdictions in which certain of Wheels Up’s subsidiaries operate, and many other jurisdictions are in the process of implementing it. The Company continues to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The Pillar Two rules did not have a materially adverse impact on our results of operations, financial condition or cash flows in 2026.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company continues to evaluate the impact of the legislation on our estimated annual effective tax rate and cash tax position. Management believes that the financial statements reflect all known and estimable impacts of the OBBBA as of March 31, 2026. Due to the full valuation allowance, the legislation changes do not have a material impact on our financial statements.

15.NET LOSS PER SHARE
The table below sets forth the computation of Basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(82,958)	$(99,313)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	36,149,112	34,913,507
Basic and diluted net loss per share of Common Stock	$(2.29)	$(2.84)
There were no dividends declared or paid during each of the three months ended March 31, 2026 and 2025.
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
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	March 31,
	2026	2025
Warrants(1)	62,607	62,607
Earnout Shares	45,000	45,000
RSUs and PSUs	1,794,456	1,100,198
Stock options	43,021	44,398
Total anti-dilutive securities	1,945,084	1,252,203
__________________
(1)    As of March 31, 2026 and 2025, each Warrant entitled the holder to purchase 1/200th of one share of Common Stock at a price of $2,300.00 per whole share of Common Stock. The foregoing information and number of shares of Common Stock listed in the table above for the Warrants reflects the maximum number of shares issuable upon full exercise of all Warrants as of the end of the period, taking into account the estimated impact of the Reverse Stock Split as if it had become effective as of each of the dates presented in the table above (see Note 10).

16.SUBSEQUENT EVENTS
Reverse Stock Split
Following approval by the Company’s stockholders at the 2025 Annual Meeting, on April 13, 2026, the Board approved a reverse stock split of Wheels Up’s outstanding shares of Common Stock at a reverse stock split ratio of 1-for-20 (the “Ratio”) and, contemporaneously with the Reverse Stock Split, a proportionate reduction in the number of authorized shares of Common Stock from 1.5 billion shares of Common Stock to 75.0 million shares (collectively, the “Reverse Stock Split”). The Reverse Stock Split became effective immediately after the close of trading on the NYSE on April 24, 2026 (the “Effective Time”), pursuant to the Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated April 24, 2026 (the “Certificate of Amendment”).
The Company’s total stockholders’ equity and the par value for the Common Stock did not change as a result of the Reverse Stock Split. Pursuant to ASC 260, Earnings Per Share, we have retrospectively adjusted, among others, the number of issued and outstanding shares of Common Stock and all earnings per share information in the unaudited condensed consolidated financial statements and related notes in this Quarterly Report for all periods presented, as if the Reverse Stock Split become effective as of the last day of the period presented. Therefore, the impacts related to the Reverse Stock Split are reflected for all periods presented in the unaudited condensed consolidated financial statements in this Quarterly Report.
Holders of Common Stock as of the Effective Time are entitled to receive cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of the issuance of fractional shares as a result of the Reverse Stock Split, which payments to stockholders are expected to be made following the date of issuance of the unaudited condensed consolidated financial statements in this Quarterly Report. As a result, certain disclosures in these unaudited condensed consolidated financial statements and related notes reflect the estimated impact of the Reverse Stock Split after applying the Ratio to the pre-Reverse Stock Split amount, which may result in such amount presented herein being higher than the final amount following the elimination of fractional shares.
In addition, in connection with the Reverse Stock Split, and pursuant to the terms of the Warrant Agreement, dated as of September 25, 2020 (the “Warrant Agreement”), by and between Aspirational and Continental Stock Transfer & Trust Company, as warrant agent, certain terms of the Company’s issued and outstanding Warrants to purchase shares of Common Stock were further adjusted to reflect: (i) a reduction in the number of shares of Common Stock issuable upon exercise of each Warrant, which as of the Effective Time resulted in each Warrant being exercisable for 1/200th of one (1) share of Common Stock; (ii) an increase in the exercise price per whole share of Common Stock to $2,300.00; and (iii) the stated redemption prices per Warrant being proportionately reduced by the inverse of the Ratio. Such adjustments are reflected in Note 10.
Commitment Letter for $100 million Unsecured Term Loan
On May 10, 2026, the Company entered into a commitment letter, pursuant to which the Lead Lenders committed to provide a $100 million unsecured term loan credit facility (the “Proposed 2026 Term Loan”) to the Company, which is expected to close in the second quarter of 2026. The anticipated maturity date for the Proposed 2026 Term Loan is the earlier of three years after the initial closing date of the Proposed 2026 Term Loan and 91 days prior to the scheduled maturity date under the Credit Agreement. The commitment of the Lead Lenders to provide the Proposed 2026 Term Loan to the Company is subject to the satisfaction or waiver of certain customary conditions, including the conditions precedent to closing specified in the term sheet filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2026, and the delivery of customary closing documentation substantially consistent with the Credit Agreement, as modified by such term sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Quarterly Report”) and our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”). This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report for more information. Unless the context otherwise requires, references in this MD&A section to “Wheels Up,” “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries for all periods.
Overview of Our Business
Wheels Up is a leading provider of global on-demand private aviation that offers a complete private aviation solution with a large, diverse aircraft fleet, backed by an uncompromising commitment to safety and service. Our offering is delivered through a mix of our charter solutions and membership program that strategically utilize our controlled aircraft fleet and global network of safety-vetted charter operators to deliver a greater range of travel alternatives. In addition, our first-of-its-kind partnership with Delta Air Lines, Inc. (“Delta”) provides our members and customers with a seamless offering across both private and premium commercial travel.
We offer numerous services to our members, customers and industry partners, and generate the majority of our revenue from member and customer flights, whether as part of Wheels Up’s membership program or charter solutions. Our Wheels Up Signature Membership, an evolution enabled by our fleet modernization strategy that provides members access to our Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft, is designed to give our members flexibility, certainty and premium benefits that make flying simpler and more rewarding. Signature Members pay a small monthly fee and purchase a fund as an advance to us for the cost of future flight services and other incidental costs, such as catering and ground transportation (a “Membership Fund”). Signature Membership unlocks increased flexibility, allowing our members to choose between the Dynamic Access Plan, which provides discounted, dynamically-priced hourly rates, and the Fixed Access Plan, which provides predictability and consistency in hourly rates to private flyers. Our first-of-its-kind partnership with Delta gives our members the opportunity to earn Delta SkyMiles® Diamond Medallion® status based on their qualifying Wheels Up spend and use their Membership Fund to purchase discounted Delta flights and receive other benefits with Delta, in each case subject to certain terms and conditions. We also continue to provide Custom Enterprise Solutions to larger corporate customers.
For travelers looking to pay as they go, Wheels Up’s charter solutions allow members and customers to book charter trips with no upfront costs. Wheels Up offers options to suit virtually every charter need through our international network of trusted partners. Our charter offerings customize the member and customer experience for short- and long-haul flights with bespoke private jet arrangements or group charters, including for commercial-size charters with large passenger groups of 15 or more, sports teams, global corporate events and tour operations. Wheels Up also provides cargo services to a range of clients, including individuals and government organizations, via Air Partner Cargo. The Company’s charter solutions complement its membership program and provide a leading solution for members and customers wishing to fly globally through attractive market-based pricing and personalized alternatives.

Recent Developments
Commitment Letter for $100 million Unsecured Term Loan
On May 10, 2026, the Company entered into a commitment letter, pursuant to which certain of the Company’s existing lenders, Delta, Cox Investment Holdings, LLC (“CIH”) and CK Wheels LLC (“CK Wheels” and, collectively with Delta and CIH, the “Lead Lenders”), committed to provide a $100 million unsecured term loan credit facility (the “Proposed 2026 Term Loan”) to the Company, which is expected to close in the second quarter of 2026. The anticipated maturity date for the Proposed 2026 Term Loan is the earlier of three years after the initial closing date of the Proposed 2026 Term Loan and 91 days prior to the scheduled maturity date under the Credit Agreement (as defined herein). The commitment of the Lead Lenders to provide the Proposed 2026 Term Loan to the Company is subject to the satisfaction or waiver of certain customary conditions, including the conditions precedent to closing specified in the term sheet filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 11, 2026, and the delivery of customary closing documentation substantially consistent with the Credit Agreement, as modified by such term sheet. The Company anticipates that the expected aggregate net proceeds of approximately $100 million (before transaction-related expenses) from the closing of the Proposed 2026 Term Loan will be used for (i) certain working capital and general corporate purposes, (ii) the payment of transaction costs, and (iii) any other items agreed to by the parties in the Proposed 2026 Term Loan definitive documentation. In addition, the Company anticipates that certain conforming amendments to the Credit Agreement will be made to permit the Proposed 2026 Term Loan.
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
In the first quarter of 2026, we announced the unification of our global private jet sales teams under the Wheels Up brand to provide a single, personalized team to manage private aviation membership, global private charter, group charter and flexible private-commercial travel through our first-of-its-kind partnership with Delta. In connection with the implementation of our newly integrated commercial model, we anticipate realizing run-rate net cost savings from expected efficiencies in our sales, marketing, account management, and service delivery organizations, as well as separate back-end platforms and processes. We also continue to implement discrete cost reductions across our organization in areas that do not impact the member and customer experience, safety and operational reliability.
Fleet Update
In October 2024, we announced our fleet modernization strategy, the goal of which was to transition from the operation of our legacy aircraft fleets to premium Bombardier Challenger 300 series and Embraer Phenom 300 series aircraft. Since announcement, we have made tremendous progress to scale our premium Challenger and Phenom fleets, retire legacy aircraft fleets from revenue service, improve the member and customer experience, enhance our operating performance and reliability, and evolve our commercial offerings to fit the needs of individual and business travelers. In April 2026, we completed our fleet modernization strategy approximately 18 months ahead of our original goal upon retiring our remaining legacy jet aircraft - our Cessna Citation X and Hawker 400XP fleets - from revenue service. As of the date of this Quarterly Report, we have shifted our on-fleet jet operations to our premium Bombardier Challenger 300 and Embraer Phenom 300 series jet aircraft. We are now fully focused on scaling our premium jet fleets, which we expect to nearly double between the end of 2025 and 2026.

As of March 31, 2026, our controlled aircraft fleet consisted of:

Category	Owned	Leased	Total
Premium Jets:
Bombardier Challenger 300/350	3	7	10
Embraer Phenom 300/350	14	12	26
Total Premium Jets:	17	19	36
Large Jets:
Gulfstream G-IVSP(1)	—	2	2
Super-Midsize Jets:
Cessna Citation X(2)	—	19	19
Light Jets:
Hawker 400XP(2)	12	4	16
Total Jets	29	44	73
Turboprops(2)(3)	26	—	26
Total Aircraft	55	44	99
__________
(1)    Gulfstream G-IVSP aircraft support special missions contracts and do not operate regular member and charter customer flights.
(2)    In April 2026, we retired our Cessna Citation X, Hawker 400XP and turboprop aircraft from revenue service. We intend to sell or return such aircraft to their lessors.
(3)    Consists of Beechcraft and Textron King Air 350i turboprop aircraft.

Commercial Update
We continue to see success with sales of Wheels Up Signature Membership, which we launched in September 2025, to new customers and existing members, alongside growth in our Custom Enterprise Solutions for corporate customers and charter offerings. As of the date of this Quarterly Report, we have sold more than 800 Signature Memberships to new and existing members and Signature Members now comprise approximately one-third of our total membership base. In addition, the average Membership Fund size grew 33% year-over-year in the first quarter of 2026. This success, paired with continued expansion of our premium Challenger and Phenom fleets, led us to discontinue our legacy membership options for new customers in January 2026 and existing members on March 31, 2026. We believe that concentrating our sales and service efforts on growth of our Signature Membership focused on our premium Challenger and Phenom fleets is aligned with our goal of profitable growth. We also believe that this evolution aligns with our newly integrated commercial model and commitment to providing elevated customer experiences.
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

Adjusted EBITDA and Adjusted EBITDAR
We calculate Adjusted EBITDA as Net income (loss) adjusted for (i) Interest income (expense), (ii) Income tax expense, (iii) Depreciation and amortization, (iv) Equity-based compensation expense and (v) other items not indicative of our ongoing operating performance, including but not limited to, restructuring and integration-related charges. We calculate Adjusted EBITDAR as Adjusted EBITDA, as further adjusted for aircraft lease costs. We include Adjusted EBITDA and Adjusted EBITDAR as supplemental measures for assessing operating performance and for the following:
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
Adjusted EBITDAR is included as a supplemental measure, because we believe it provides an alternate presentation to adjust for the effects of financing in general and the accounting effects of capital spending and acquisitions of aircraft, which may be acquired outright, acquired subject to acquisition debt, including under the Revolving Equipment Notes Facility (as defined herein), by capital lease or by operating lease, each of which may vary significantly between periods and results in a different accounting presentation.
The following table reconciles each of Adjusted EBITDA and Adjusted EBITDAR to Net loss, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(82,958)	$(99,313)
Add back (deduct):
Interest expense	25,307	19,880
Interest income	(242)	(1,148)
Income tax expense	509	78
Other expense (income), net	11	(301)
Depreciation and amortization	11,714	20,210
Loss (gain) loss on disposal of assets, net	117	(3,289)
Equity-based compensation expense	11,388	12,661
Integration and transformation expense(1)	494	1,183
Fleet modernization expense(2)	—	5,147
Legacy fleet retirement(3)	4,984	—
Other(4)	613	20,742
Adjusted EBITDA	$(28,063)	$(24,150)
Aircraft lease costs(5)	9,762	5,358
Adjusted EBITDAR	$(18,301)	$(18,792)
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
(3)Includes expenses related to the retirement of our legacy aircraft as part of our fleet transition and efficiency and cost reduction initiatives.

(4)For the three months ended March 31, 2026, primarily consists of on-going lease costs for our former New York City corporate office space, which we vacated during the first quarter of 2025. For the three months ended March 31, 2025, primarily includes a one-time $20.2 million non-cash pre-tax right-of-use asset impairment charge associated with our former New York City corporate office space.
(5)Aircraft lease costs are reflected in Cost of revenue on the condensed consolidated statement of operations for the applicable period.

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
The following table reconciles Adjusted Contribution to Gross loss, which is the most directly comparable GAAP measure (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Revenue	$168,922	$177,530
Less: Cost of revenue	(159,196)	(158,424)
Less: Depreciation and amortization	(11,714)	(20,210)
Gross loss	(1,988)	(1,104)
Gross margin	(1.2)%	(0.6)%
Add back (deduct):
Depreciation and amortization	11,714	20,210
Equity-based compensation expense in Cost of revenue	50	78
Integration and transformation expense in Cost of revenue(1)	15	363
Fleet modernization expense in Cost of revenue(2)	—	3,057
Legacy fleet retirement(3)	4,984	—
Other in Cost of revenue(4)	—	(163)
Adjusted Contribution	$14,775	$22,441
Adjusted Contribution Margin	8.7%	12.6%
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
(3)Includes expenses related to the retirement of our legacy aircraft as part of our fleet transition and efficiency and cost reduction initiatives.
(4)Consists of amounts recovered on Parts and supplies inventory reserved during prior periods related to Parts and supplies inventory deemed in excess after revision of future business needs associated with strategic business initiatives, including fleet modernization.

Key Operating Metrics
In addition to financial measures, we regularly review certain key operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. We believe that these metrics can be useful for understanding the underlying trends in our business.
The following table summarizes our key operating metrics:

	Three Months Ended March 31,
	2026	2025	% Change
Total Gross Bookings(1)	$267,167	$241,902	10%

Private Jet Gross Bookings(1)	$193,159	$205,293	(6)%

Live Flight Legs	7,793	10,895	(28)%

Private Jet Gross Bookings per Live Flight Leg	$24,786	$18,843	32%

Utility(2)	37.6	38.1	(1)%

Completion Rate	98.9%	96.9%	2 pp

On-Time Performance (A-30)	82.7%	74.3%	8 pp

On-Time Performance (D-60)	91.8%	85.9%	6 pp

3+ Hour Delay Rate	2.0%	5.0%	(3) pp
__________________
(1)    Amount shown in thousands.
(2)    For the three months ended March 31, 2026, Utility for the Embraer Phenom 300 series, Bombardier Challenger 300 series and legacy fleet aircraft in our controlled fleet were 47.6, 56.1 and 29.2 hours, respectively. For the three months ended March 31, 2025, Utility for the Embraer Phenom 300 series, Bombardier Challenger 300 series and legacy fleet aircraft in our controlled fleet were 34.5, 11.0 and 36.3 hours, respectively.
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
On-Time Performance (A-30)
We define On-Time Performance (A-30) as the percentage of total flights flown that arrived within 30 minutes of the scheduled time, inclusive of air traffic control, weather, maintenance and customer delays, excluding all cancelled flights.
On-Time Performance (D-60)
We define On-Time Performance (D-60) as the percentage of total flights flown that departed within 60 minutes of the scheduled time, inclusive of air traffic control, weather, maintenance and customer delays, excluding all cancelled flights.
3+ Hour Delay Rate
We define 3+ Hour Delay Rate as the percentage of total flights flown that were impacted by a departure delay of longer than three hours after the scheduled departure time, inclusive of air traffic control, weather, maintenance and customer delays, excluding all cancelled flights.

Results of Operations
Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
The following table sets forth our results of operations for each of the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change in
	2026	2025	$	%
Revenue	$168,922	$177,530	$(8,608)	(5)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	159,196	158,424	772	—%
Technology and development	8,739	10,524	(1,785)	(17)%
Sales and marketing	22,183	22,161	22	—%
General and administrative	26,837	56,817	(29,980)	(53)%
Depreciation and amortization	11,714	20,210	(8,496)	(42)%
Gain on sale of aircraft held for sale	(2,508)	(6,551)	4,043	n/m
Loss (gain) on disposal of assets, net	117	(3,289)	3,406	n/m
Total costs and expenses	226,278	258,296	(32,018)	(12)%

Loss from operations	(57,356)	(80,766)	23,410	29%

Other (expense) income
Loss on extinguishment of debt	(17)	(38)	21	n/m
Interest income	242	1,148	(906)	(79)%
Interest expense	(25,307)	(19,880)	(5,427)	27%
Other (expense) income, net	(11)	301	(312)	n/m
Total other (expense) income	(25,093)	(18,469)	(6,624)	36%

Loss before income taxes	(82,449)	(99,235)	16,786	17%

Income tax expense	(509)	(78)	(431)	n/m

Net loss	(82,958)	(99,313)	16,355	16%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(82,958)	$(99,313)	$16,355	16%
__________________
n/m    Not meaningful

Revenue
Revenue decreased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as follows (in thousands).

	Three Months Ended March 31,		Change in
	2026	2025	$	%
Membership	$6,018	$9,189	$(3,171)	(35)%
Flight	143,538	147,568	(4,030)	(3)%
Other	19,366	20,773	(1,407)	(7)%
Total	$168,922	$177,530	$(8,608)	(5)%
The decrease in Membership revenue was primarily driven by a decrease in members year-over-year due largely to streamlining our membership offering and shifting less frequent flyers to our charter offerings.
The marginal decrease in Flight revenue was primarily driven by a $42.0 million reduction attributable to a 28% decrease in Live Flight Legs year-over-year which was substantially offset by a $38.0 million increase attributable to a 36% increase in Flight revenue per Live Flight Leg. This was a result of a greater mix of flights on larger cabin and premium jets generally associated with higher hourly rates.
The decrease in Other revenue was primarily attributable to the absence of $5.1 million in services revenue following the divestiture of certain non-core services businesses in the third quarter of 2025 (see Note 5, Acquisition and Divestitures in the Notes to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in our Annual Report) and the absence of $1.7 million in ground services revenue due to the sale of our fixed-base operator activities in the first quarter of 2025. These decreases were partially offset by an increase of $5.3 million in group charter-related revenue associated with multiple geopolitical events in the first quarter of 2026, which increased demand.
Cost of Revenue
Cost of revenue was relatively flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The marginal increase was primarily driven by a $22.6 million rise in third-party operator spend due to our decision to strategically shift a greater number of flights to third-party operators as we scale down our legacy controlled fleet as part of our fleet transition, a $5.0 million increase in reserves for parts inventory associated with retiring legacy controlled aircraft and a $4.4 million increase in aircraft lease costs. These increases were partially offset by a $22.3 million decrease in compensation expense due to headcount reductions as a result of our previously-announced efficiency and cost reduction initiatives, an $8.0 million decrease in fuel costs and airport fees primarily due to lower Live Flight Legs on our controlled aircraft and a $0.9 million decrease in maintenance expense attributable to lower rates on engine programs for our premium jet fleets versus legacy fleets.
Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $1.8 million, or 17%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by a $2.3 million reduction in employee compensation and allocable costs due to reduced headcount and a $0.9 million decrease in enterprise software and other IT-related spend, in each case as a result of our previously-announced efficiency and cost reduction initiatives. These decreases were partially offset by a $1.4 million increase in expenses driven by lower capitalization of expenses as result of reduced headcount and consultant spend.

Sales and Marketing
Sales and marketing expense was relatively flat for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, largely due to cost controls implemented as part of our previously-announced efficiency and cost reduction initiatives.
General and Administrative
General and administrative expenses decreased by $30.0 million, or 53%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by the absence of a $20.2 million right-of-use asset impairment recorded in the first quarter of 2025 associated with vacating our former New York City corporate office space and a $9.6 million reduction in employee compensation and allocable costs as a result of reduced headcount as a result of our previously-announced efficiency and cost reduction initiatives.
Depreciation and Amortization
Depreciation and amortization expenses decreased $8.5 million, or 42%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by higher expense recognized in the first quarter of 2025 for amortization of capitalized software and a one-time impairment of certain leasehold improvements and furniture and fixtures associated with vacating our former New York City corporate office space (see Note 8, Leases of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report).
Interest Income
Interest income decreased $0.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a decrease in cash equivalents held in money market funds and lower interest rates versus the prior year period.
Interest Expense
Interest expense increased $5.4 million, or 27%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily attributable to paid-in-kind interest expense associated with the Term Loan and Credit Support Premium (as each is defined below).
Other Expense, Net
Other expense, net was relatively consistent for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Liquidity and Capital Resources
Overview and Liquidity Outlook
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from debt financing transactions and the ATM Program (as defined below), proceeds from asset sales aligned with our long-term business strategies, and operating activities, primarily from deferred revenue associated with the sale of Membership Funds. As of March 31, 2026, we had $54.1 million of Cash and cash equivalents and $34.6 million of Restricted cash, and our long-term debt obligations consisted primarily of approximately $196.9 million aggregate principal amount outstanding of Revolving Equipment Notes (as defined below), and approximately $501.6 million, $40.7 million and $9.9 million aggregate principal amount outstanding under the Term Loan, Revolving Credit Facility and Credit Support Premium (as each term is defined below), respectively, in each case inclusive of capitalized paid-in-kind interest. In addition, we had a working capital deficit of $689.6 million as of March 31, 2026, and Net cash used in operating activities was $99.6 million for the three months ended March 31, 2026. See the caption titled “Any inability to satisfy the terms of our contractual agreements, including operating leases and debt financing obligations, could adversely affect our business, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in our Annual Report for more information about our contractual obligations.
We expect to meet our liquidity needs for the next 12 months with a combination of cash and cash equivalents, cash flows from operations, strategic dispositions of legacy aircraft assets, proceeds from borrowings under the Proposed 2026 Term Loan expected to be provided by the Lead Lenders and, depending on market conditions, sales of shares of Common Stock under the ATM Program or other debt or equity financings. Our ability to satisfy our long-term liquidity needs will depend on, among others, our ability to generate cash flows from operations and enter into additional or alternate financing arrangements.
Sources and Uses of Liquidity
Long-Term Debt
The terms of our material long-term debt arrangements are briefly summarized below. See Note 6, Long-Term Debt in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report for more information about the Revolving Equipment Notes, Credit Support Premium, Term Loan and Revolving Credit Facility (as each term is defined below). As of March 31, 2026, scheduled maturities of our long-term debt: (i) for the remainder of 2026 were expected to be approximately $16.3 million; (ii) from 2027 through 2029 were expected to range between $22.8 million and $182.2 million annually; and (iv) in and after 2030 were nil.
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

Any amounts of principal under a Revolving Equipment Note repaid by WUP LLC prior to the Availability Period, either through regular principal amortization payments or from the early redemption of principal amounts related to any aircraft secured by the Revolving Equipment Notes Facility, will become available to be reborrowed by WUP LLC for the purchase of additional aircraft to be secured by such facility during the Availability Period, subject to certain conditions. WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral (as defined in Note 6, Long-Term Debt in the Notes to Condensed Consolidated Financial Statements) or otherwise, at any time, and is not required to pay any prepayment premiums in connection with such early redemptions. We are subject to certain covenants under the Revolving Equipment Notes Facility summarized in Note 6, Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.
During the three months ended March 31, 2026, WUP LLC redeemed in-full the Revolving Equipment Notes for nine aircraft, which reduced the aggregate principal amount outstanding under the Revolving Equipment Notes Facility by $31.9 million, and issued new Revolving Equipment Notes for nine aircraft in the aggregate principal amount of $60.7 million. As of March 31, 2026, under the Revolving Equipment Notes Facility: (i) approximately $196.9 million aggregate principal amount of Revolving Equipment Notes were outstanding; (ii) approximately $135.1 million was available to be borrowed to fund future aircraft acquisitions; and (iii) the carrying value of the 55 aircraft that were subject to first-priority liens under outstanding Revolving Equipment Notes was $238.0 million.
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
Term Loan & Revolving Credit Facility
The Company is party to a Credit Agreement, dated as of September 20, 2023 (as amended by Amendment No. 1 thereto, dated as of November 15, 2023, as further amended by Amendment No. 2 thereto, dated as of November 13, 2024 (the “Second Credit Agreement Amendment”), and as further amended by the Third Credit Agreement Amendment, the “Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels, CIH and certain other lenders party thereto from time to time (collectively, the “Lenders”), and U.S. Bank Trust Company, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties (the “Agent”), pursuant to which as of March 31, 2026 (i) the Lenders have provided a term loan facility (the “Term Loan”) in the aggregate original principal amount of $390.0 million and (ii) Delta has provided a commitment for a revolving loan facility (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facility”) in the aggregate original principal amount of $100.0 million.
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
As part of the Credit Facility, Delta has provided a commitment for the Revolving Credit Facility in the aggregate original principal amount of $100.0 million, which is separate and apart from the portion with respect to the Credit Support Premium. The Company may borrow available amounts under the Revolving Credit Facility at any time through September 20, 2026 in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the Revolving Credit Facility prior to maturity as follows: (i) at any time prior to September 20, 2026, to the extent the Unrestricted Cash Amount (as defined in the Credit Agreement) exceeds $100.0 million and (ii) on or after September 20, 2026 but prior to maturity, to the extent that the Unrestricted Cash Amount (as defined in the Credit Agreement) exceeds $125.0 million and if Consolidated Cash Flow (as defined in the Credit Agreement) has been positive for any fiscal quarter since September 20, 2023. As of March 31, 2026 and the date of this Quarterly Report, $40.0 million and $100.0 million, respectively, aggregate principal amount was outstanding under the Revolving Credit Facility (excluding capitalized paid-in-kind interest) and $60.0 million and nil, respectively, remained available to be drawn thereunder with respect to Delta’s $100.0 million commitment.
At-the-Market Common Stock Offering Program
In August 2025, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with BofA Securities, Inc. and Jefferies LLC (together, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50.0 million of our Class A common stock, $0.0001 par value per share (“Common Stock”), through the Sales Agents (the “ATM Program”). Sales of shares of Common Stock under the ATM Sales Agreement, if any, may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (“Securities Act”), including sales made in ordinary brokers’ transactions on The New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices and block trades. During the three months ended March 31, 2026, the Company did not issue any shares of Common Stock under the ATM Program and had approximately $0.6 million of capacity to issue shares of Common Stock thereunder in the future. This Quarterly Report is not an offer to sell or the solicitation of any offer to buy shares of Common Stock under the ATM Program, nor shall there be an offer, solicitation or sale of such shares of Common Stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.
Cash Flows
The following table summarizes our cash flows for each of the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(99,631)	$(47,924)
Net cash (used in) provided by investing activities	$(38,663)	$16,113
Net cash provided by (used in) financing activities	$63,424	$(8,686)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(902)	$1,092
Net decrease in Cash and Cash equivalents and Restricted cash	$(75,772)	$(39,405)
Cash Flow from Operating Activities
The cash outflow from operating activities consisted of our Net loss during the respective periods, net of non-cash items of $48.3 million and $61.5 million during the three months ended March 31, 2026 and 2025, respectively, and the balance from a general decrease in net operating assets and liabilities. During the three months ended March 31, 2026, we sold $91.8 million of Membership Funds, which was a 31% decrease from the $133.0 million of

Membership Funds sold during the three months ended March 31, 2025. The decrease was primarily attributable to our shift to selling our Signature Membership offering, which is aimed at attracting higher spending members that generally fly more frequently and primarily utilize our premium jet fleets, and our decision to discontinue sales of legacy fleet-focused Membership Funds to new customers in January 2026 and existing legacy product members in March 2026. Membership Funds are generally non-refundable cash deposits that are accounted for as Deferred revenue until the time at which they are used by members or customers in accordance with the terms applicable to such Membership Fund.
Cash Flow from Investing Activities
The cash outflow from investing activities during the three months ended March 31, 2026 was primarily attributable to cash outflows of $64.3 million for capital expenditures, including $61.3 million related to fleet modernization and $1.9 million of capitalized software development costs. The cash outflows were partially offset by $25.6 million in proceeds from sales of aircraft that were classified as held for sale.
Cash Flow from Financing Activities
The cash inflow from financing activities was primarily attributable to the issuance of new Revolving Equipment Notes for nine aircraft in the aggregate principal amount of $60.7 million and $40.0 million of borrowings under the Revolving Credit Facility, partially offset by payments of long-term debt of $37.1 million.
Future Obligations and Commitments
As of March 31, 2026, our principal ongoing commitments consisted of contractual cash obligations to pay principal and interest payments under the Revolving Equipment Notes, principal and accrued interest under the Credit Agreement when due at maturity (including any amounts in respect of the Credit Support Premium), operating leases for our controlled aircraft, offices and operational facilities, aircraft maintenance costs, trade payables and ordinary course arrangements involving our obligation to provide future services for which we have already received deferred revenue. For further information about the foregoing obligations and commitments, see the following Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report: Note 2, Revenue; Note 6, Long-Term Debt; and Note 8, Leases.
As we continue to scale our premium jet fleet, we anticipate, among other things, purchasing or leasing aircraft, acquiring other private aviation operators or entering into alternative financing structures or business arrangements to provide aircraft supply. From time to time, we enter into purchase agreements for premium jet aircraft, which are subject to customary representations, warranties, covenants, closing conditions and termination rights. Such agreements typically require us to make up-front deposits prior to multi-week inspections and maintenance events required before paying the balance of the purchase price to complete the purchase. We expect this next phase of growth to be capital intensive and require significant internal and external resources. As of the date of this Quarterly Report, we expect that we will fund any fleet transition-related obligations or commitments using cash and cash equivalents on-hand, including cash received from any sales or sale-leaseback transactions involving our owned aircraft, operating cash flows, available borrowings under the Revolving Equipment Notes Facility, the expected proceeds from the Proposed 2026 Term Loan, and potential future net proceeds from additional debt or equity financings. See “We may not be able to successfully implement our growth strategies or realize the expected benefits of our strategic initiatives, including changes in our commercial offerings, operational efficiency and cost reduction actions, and our fleet modernization strategy” in Part II, Item 1A “Risk Factors” in this Quarterly Report for more information.
Further, we are in the process of selling legacy owned aircraft and returning legacy leased aircraft to their lessors. While the contractual commitments we enter into to sell aircraft generally result in the payment of net proceeds to the Company upon execution of the sale, we may incur significant expenditures over time to maintain, repair, store and prepare aircraft for sale and incur gains and losses upon the sale of aircraft. Similarly, our aircraft leases generally have multi-year terms, require us to pay for maintenance costs associated with the aircraft and return the aircraft to the lessor in a specified condition, each of which may require significant cash expenditures, including upon strategic early termination or non-renewal of a lease. See “The residual value of our owned aircraft may be less than estimated in our depreciation policies” and “We may incur substantial costs related our leased aircraft, including for return obligations” in Part I, Item 1A “Risk Factors” in our Annual Report for more information.
In addition, the Share Repurchase Program (as defined in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”) gives management the discretion to purchase shares of Common Stock from time to time, and any open order or executory contract to acquire shares of Common Stock in the future would constitute a cash contractual commitment by the Company to the extent it is not cancelled prior to trade execution.
Off-Balance Sheet Arrangements
As of March 31, 2026, we were not a party to any off-balance sheet arrangements (as defined in Regulation S-K) that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or cash flows.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented or overridden. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected or preventable.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company and/or its consolidated subsidiaries are subject to various legal proceedings and claims, either asserted or unasserted, which may arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty. See Note 12, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report for a discussion of loss contingencies, if any. Below is a discussion of significant pending legal proceedings involving the Company and/or its consolidated subsidiaries:
GRP Litigation
As of the date of this Quarterly Report, we have an active lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), to enforce our rights and remedies for wrongful termination by FE of the Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the

“GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on the condensed consolidated balance sheets as of each of March 31, 2026 and December 31, 2025, as well as attorneys’ fees and costs.
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
On December 30, 2025, we re-filed the complaint to enforce our rights under the GRP Agreement against each of FE and Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, as a defendant for a claim based on piercing the corporate veil, in the General Court of Justice, Superior Court Division in Wake County, North Carolina (case #25CV047093-910) (the “NC Complaint”). The Company’s NC Complaint includes factual allegations regarding FE’s wrongful termination of the GRP Agreement and, among other things, claims for breach of contract, conversion, violations of the North Carolina Unfair and Deceptive Trade Practices Act, fraudulent misrepresentation, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 23, 2026, we served the first set of discovery requests on FE and Mr. Segrave. On March 6, 2026, FE and Mr. Segrave filed their answer and affirmative defenses to the NC Complaint, FE asserted counterclaims for amounts it claims it is owed under the GRP Agreement, and FE filed a partial motion to dismiss certain claims on procedural grounds. The Company filed its motion to dismiss, affirmative defenses and answer to FE’s counterclaims on April 3, 2026. The parties are actively engaged in the litigation process.
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
•In its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026, FE disclosed: (i) a net loss of $67.1 million for the year ended December 31, 2025 and that it “expects to incur operating losses in the near term” due to ongoing business initiatives; (ii) that as of December 31, 2025, it had cash and cash equivalents of $29.3 million (versus $31.7 million as of December 31, 2024) and $0 in investments in securities (versus $65.5 million as of December 31, 2024), against a working capital deficit of $195.6 million (versus $150.8 million as of December 31, 2024); (iii) it did not intend to explore renewal of a term loan credit facility under which it previously had the ability to borrow; and (iv) as of March 3, 2026, that cash and cash equivalents on hand, operating cash flows and proceeds from its fractional program will be sufficient to fund FE’s operations, including capital expenditure requirements, for at least 12 months thereafter, but it might need additional capital to fund growth plans or as circumstances change, which FE disclosed it could obtain through equity issuances, refinancing existing debt or new borrowings, and if FE is not able to raise capital, its business, prospects, operating results and financial condition could be negatively impacted.
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

ITEM 1A. RISK FACTORS
In addition to the risks set forth below and the information set forth in this Quarterly Report, you should carefully consider the “Risk Factors” under Part I, Item 1A “Risk Factors” in our Annual Report and in our other filings with the SEC from time to time. You should be aware that these risk factors and other information may not describe every risk facing Wheels Up. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could adversely affect our business, liquidity, financial condition and results of operations.
Our ability to obtain additional financing, refinance our existing debt obligations in the future on terms we deem attractive or access the capital markets may be limited.
We require sufficient liquidity levels for our operations and strategic business initiatives, including our ongoing multi-year business transformation and scaling our premium jet fleets. We have existing debt obligations and we expect to from time to time incur additional debt obligations or other arrangements to fund working capital requirements, other debt service obligations, strategic transactions, capital expenditures and strategic initiatives, including to scale our premium jet fleets and fund future business growth. Factors that may affect our ability to obtain additional financing, refinance existing debt obligations, close announced or committed financings or access the capital markets on terms attractive to us, or at all, include: our financial performance, operating cash flows and liquidity; the timing of capital requirements or strategic initiatives; changes in the market for our equity securities and conditions in the capital markets generally; our credit status or credit ratings; market conditions in the private aviation industry; general economic conditions and geopolitical events; and the ability to use our assets as collateral for future financings, refinancings or sale-leaseback transactions. We may also be required to seek the consent of third parties under the agreements governing our existing debt obligations and the Investor Rights Agreement for any new financing, refinancing or capital markets activity. In addition, incurring additional indebtedness may hinder our ability to obtain future debt or equity financing, result in certain counterparties being unwilling to enter business relationships with us, or adversely impact our financial performance due to, among other things, existing debt levels and the timing of maturity of our debt obligations, our debt service obligations, the unavailability of unencumbered collateral or relative lien priority, or our credit ratings or profile. External financing may not be timely available to us on terms that we deem attractive, or at all, to fund the capital needs of our business and satisfy our obligations in the ordinary course of business. Any inability to timely source additional financing on terms we deem attractive, or at all, could adversely affect our business, results of operations, financial condition, liquidity and ability to timely execute our strategic goals.
Additionally, we have announced the Proposed 2026 Term Loan and may from time to time announce our intention to enter into other future financing transactions or enter into commitments with capital providers for potential financing transactions that have not closed. Such potential financing transactions are generally subject to certain terms and conditions that must be satisfied, including the completion of definitive documentation and/or due diligence reviews, in order to enter into and close such potential transactions. We can provide no assurance that we will be able to close such potential financing transactions on the terms and timeline that we initially anticipate, or at all, or that we will realize the anticipated benefits from such financings or commitments to provide available liquidity, including with respect to any such transactions that are intended to fund strategic transactions, working capital needs or our multi-year business transformation or other strategic goals. Any inability to timely close any announced or committed potential financing transaction on terms we deem attractive, or at all, could adversely affect our business, results of operations, financial condition and liquidity.
Our ability to meet our debt service obligations, including required principal and interest payments on our outstanding indebtedness, will depend on future performance, which is subject to financial, economic, competitive, regulatory, and other factors beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. We may not be able to implement any of these alternatives on satisfactory terms, or at all. Failure to meet our debt service obligations would have a material adverse effect on our business, results of operations, financial condition and liquidity.
A decrease in demand for the private aviation services we offer could adversely affect our business, results of operations and financial condition.
Demand for private aviation services has historically fluctuated due to economic cycles, geopolitical events, the COVID-19 pandemic, the impact of aviation fuel prices and other events that influence the behavior of private flyers. Any general downturn in economic, business and financial conditions, including outsized impacts in larger metropolitan areas in the U.S., U.K. and Europe where our members and charter customers are more concentrated, that has an adverse effect on our members’ or customers’ spending habits could decrease their demand for travel and, to the extent they travel, increase their use of other modes of travel. In addition, various factors within and outside of our control may impact the demand for our services, our ability to acquire new and retain existing members and customers, and our ability to sell Membership Funds and charter offerings, differently than other participants in the private aviation industry, including due to, among other things, changes in our service offerings, business model, sales efforts or success, asset base, financial condition, results of operations or liquidity outlook, or the impact and perception of announced, committed or closed transactions, including debt financings. If demand for private aviation and other services we offer, our success in selling our services or the perception of us held by our members, customers or potential customers, were to decrease for any reason, we could experience slower than expected growth, lower demand for flight services, a reduction in flight spend or the utilization of our aircraft, lower purchases or usage of Membership Funds, or a general shift from our membership program (where Membership Funds received up front are typically applied to future flying over a multi-month period), to our charter solutions (where funds for a flight are received close in time to booking), each of which could have an adverse effect on our business, results of operations, financial condition and financial goal achievement. In addition, the timing and magnitude of one or more of these events could amplify the adverse impact to our business, results of operations, financial condition and financial goal achievement for periods after the conclusion of such events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities for the Three Months Ended March 31, 2026
The table below sets forth information regarding purchases of our Common Stock during the three months ended March 31, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs(2)
January 1, 2026 through January 31, 2026	44	$13.20	—	$9,372,705
February 1, 2026 through February 28, 2026	15,012	13.20	—	9,372,705
March 1, 2026 through March 31, 2026	212	11.20	—	9,372,705
For the three months ended March 31, 2026	15,268	$13.20	—	$9,372,705
_________________
(1)Reflects shares of Common Stock withheld for payment of tax liability arising from the vesting of restricted stock units for certain executive officers.
(2)On May 1, 2025, the Company announced a $10.0 million share repurchase program (the “Share Repurchase Program”) under which the Company may repurchase shares of Common Stock from time to time at management's discretion using a variety of methods, including open market purchases or privately negotiated transactions. The Share Repurchase Program has no expiration date, but may be suspended or discontinued at any time in the Board’s discretion. The amount reported in the table above excludes the impact of excise taxes on share repurchases in excess of issuances, which is recognized as part of the cost basis of the shares of Common Stock repurchased as reflected in the condensed consolidated statements of equity.

We have retrospectively adjusted all share counts and per share of Common Stock amounts in the table above to reflect the estimated impact of the Reverse Stock Split.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)    None.
(b)    None.
(c)    During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on April 24, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 27, 2026)

3.3
Amended and Restated By-Laws of Wheels Up Experience Inc., effective as of November 15, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

10.1
Amendment No. 4 to Seventh Amended and Restated Limited Liability Company Agreement of Wheels Up Partners Holdings LLC, dated as of April 24, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 27, 2026)

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

WHEELS UP EXPERIENCE INC.

Date: May 11, 2026		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026		/s/ Alex Chatkewitz
	Name:	Alex Chatkewitz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)