Form 10-Q
period 2026-09-30
Wheels Up Experience Inc.
filed 2026-11-05
CIK 1819516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of October 30, 2026, 36,386,642 shares of Class A common stock, $0.0001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Wheels Up Experience Inc. (“Wheels Up”, “we”, “us”, “our” or the “Company”), contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide current expectations of future circumstances or events based on certain assumptions and include any statement, projection or forecast that does not directly relate to any historical or current fact. Forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside of the control of Wheels Up, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding: (i) Wheels Up’s growth plans, market conditions in the private aviation industry and the anticipated success of Wheels Up’s sales efforts and service offerings, including its membership program and charter solutions; (ii) Wheels Up’s ongoing business transformation, including its efforts to scale its premium aircraft fleet, dispose of retired legacy aircraft and implement operational efficiency and cost control initiatives, and its ability to execute such transformation on the timeline that it currently anticipates and realize the anticipated commercial, financial and operational benefits during and after the expected period of transition; (iii) the potential benefits or impacts to Wheels Up from strategic actions, including, among others, acquisitions and divestitures, new debt or equity financings, refinancings of existing debt and commercial arrangements; (iv) aircraft that Wheels Up is under contract to acquire or expects to acquire in the future, including its ability to consummate such acquisitions on the timeline it currently expects and fund the purchase price for such aircraft using available cash on-hand or other sources of available liquidity, including current or future debt financings, and the anticipated future business, financial and operational benefits to Wheels Up due to the acquisition of such aircraft; (v) Wheels Up’s ability to achieve its financial goals on the most recent schedule that it has announced; (vi) Wheels Up’s future liquidity, working capital levels, cash flows, debt and capital resources, and its ability to perform under its contractual and debt obligations in the future; and (vii) the impacts of general economic and geopolitical conditions on Wheels Up’s business and the aviation industry, including due to, among others, changes in interest rates, inflation, foreign currencies, taxes, tariffs and trade policies, domestic and foreign hostilities, government shutdowns or funding changes, and other factors that influence consumer and business spending decisions or cost dynamics. The words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. We have identified certain known material risk factors applicable to Wheels Up under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2026, as well as in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report. It is not always possible for us to predict how new risks and uncertainties that arise from time to time may affect us. You are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Except as required by law, we do not intend to update any of these forward-looking statements after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$51,811	$133,926
Accounts receivable, net	30,123	24,249
Parts and supplies inventories	2,056	11,586
Aircraft held for sale	66,223	18,463
Prepaid expenses	21,723	27,091
Other current assets	19,219	34,042
Total current assets	191,155	249,357
Property and equipment, net	255,732	219,729
Operating lease right-of-use assets	100,618	111,886
Goodwill	209,027	209,897
Intangible assets, net	60,209	75,102
Restricted cash	30,581	30,577
Other non-current assets	69,221	72,266
Total assets	$916,543	$968,814

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$23,737	$19,039
Accounts payable	18,946	20,443
Accrued expenses	88,145	104,010
Deferred revenue, current	595,206	738,852
Other current liabilities	28,495	25,212
Total current liabilities	754,529	907,556
Long-term debt, net	683,980	316,358
Operating lease liabilities, non-current	107,352	121,067
Other non-current liabilities	7,864	15,934
Total liabilities	1,553,725	1,360,915

Commitments and contingencies (Note 13)

Equity:
Common Stock, $0.0001 par value; 75,000,000 authorized; 36,441,397 and 36,179,503 issued and 36,333,702 and 36,100,887 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	2,056,683	2,020,476
Accumulated deficit	(2,676,761)	(2,397,112)
Accumulated other comprehensive loss	(6,987)	(5,633)
Treasury stock, at cost, 107,695 and 78,616 shares, respectively	(10,121)	(9,836)

Total Wheels Up Experience Inc. stockholders’ equity	(637,182)	(392,101)
Non-controlling interests	—	—
Total equity	(637,182)	(392,101)
Total liabilities and equity	$916,543	$968,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$164,787	$185,486	$515,708	$552,653

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	136,951	172,878	456,461	505,257
Technology and development	8,932	10,170	26,513	30,052
Sales and marketing	21,533	22,084	70,463	68,630
General and administrative	35,779	31,982	94,282	119,031
Depreciation and amortization	12,671	13,926	36,505	47,626
Impairment on legacy fleet retirement	—	—	12,736	—
(Gain) on sale of aircraft held for sale	(292)	(3,737)	(3,390)	(12,491)
Loss (gain) on disposal of assets, net	(478)	(480)	4,194	(3,749)
Total costs and expenses	215,096	246,823	697,764	754,356

Loss from operations	(50,309)	(61,337)	(182,056)	(201,703)

Other (expense) income
Loss on extinguishment of debt	(57)	(19)	(99)	(79)
Gain (loss) on divestiture	—	1,833	(507)	1,833
Change in fair value of warrant liability	20	—	20	—
Interest income	322	631	1,130	2,615
Interest expense	(39,133)	(23,510)	(97,390)	(65,474)
Other (expense) income, net	(81)	4	(153)	(165)
Total other (expense) income	(38,929)	(21,061)	(96,999)	(61,270)

Loss before income taxes	(89,238)	(82,398)	(279,055)	(262,973)

Income tax benefit (expense)	(204)	(1,332)	(594)	(2,369)

Net loss	(89,442)	(83,730)	(279,649)	(265,342)
Less: Net loss attributable to non-controlling interests	—	—	—	—
Net loss attributable to Wheels Up Experience Inc.	$(89,442)	$(83,730)	$(279,649)	$(265,342)

Net loss per share of Class A common stock:
Basic and diluted	$(2.48)	$(2.38)	$(7.72)	$(7.57)

Weighted-average shares of Class A common stock outstanding:
Basic and diluted	36,123,374	35,190,671	36,226,531	35,044,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(89,442)	$(83,730)	$(279,649)	$(265,342)
Other comprehensive income (loss):
Foreign currency translation adjustments	321	(2,514)	(1,354)	7,064
Comprehensive loss	(89,121)	(86,244)	(281,003)	(258,278)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to Wheels Up Experience Inc.	$(89,121)	$(86,244)	$(281,003)	$(258,278)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2025	36,179,503	$4	$2,020,476	$(2,397,112)	$(5,633)	78,616	$(9,836)	$—	$(392,101)
Equity-based compensation	—	—	11,388	—	—	—	—	—	11,388
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	15,268	(201)	—	(201)
Issuance of Common Stock upon settlement of restricted stock units	143,080	—	—	—	—	—	—	—	—
Net loss	—	—	—	(82,958)	—	—	—	—	(82,958)
Other comprehensive loss	—	—	—	—	(1,819)	—	—	—	(1,819)
Balance at March 31, 2026	36,322,583	$4	$2,031,864	$(2,480,070)	$(7,452)	93,884	$(10,037)	$—	$(465,691)
Equity-based compensation	$—	—	12,543	$—	$—	—	—	$—	12,543
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	5,230	(45)	—	(45)
Reverse stock split fractional shares	—	—	—	—	—	258	(2)	—	(2)
Issuance of Common Stock upon settlement of restricted stock units	47,493	—	—	—	—	—	—	—	—
Net loss	—	—	—	(107,249)	—	—	—	—	(107,249)
Other comprehensive income	—	—	—	—	144	—	—	—	144
Balance at June 30, 2026	36,370,076	$4	$2,044,407	$(2,587,319)	$(7,308)	99,372	$(10,084)	$—	$(560,300)
Equity-based compensation	—	—	12,276	—	—	—	—	—	12,276
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	8,323	(37)	—	(37)
Issuance of Common Stock upon settlement of restricted stock units	71,321	—	—	—	—	—	—	—	—
Net loss	—	—	—	(89,442)	—	—	—	—	(89,442)
Other comprehensive loss	—	—	—	—	321	—	—	—	321
Balance at September 30, 2026	36,441,397	$4	$2,056,683	$(2,676,761)	$(6,987)	107,695	$(10,121)	$—	$(637,182)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited, in thousands, except share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Shares	Amount	Non-controlling interests	Total
Balance at December 31, 2024	34,917,104	$4	$1,921,647	$(2,102,895)	$(12,662)	21,972	$(8,203)	$—	$(202,109)
Equity-based compensation	—	—	10,319	—	—	—	—	—	10,319
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	4,446	(109)	—	(109)
Issuance of Common Stock upon settlement of restricted stock units	52,556	—	—	—	—	—	—	—	—
Net loss	—	—	—	(99,313)	—	—	—	—	(99,313)
Other comprehensive income	—	—	—	—	3,106	—	—	—	3,106
Balance at March 31, 2025	34,969,660	$4	$1,931,966	$(2,202,208)	$(9,556)	26,418	$(8,312)	$—	$(288,106)
Equity-based compensation	—	—	6,268	—	—	—	—	—	6,268
Reclassification of equity awards	—	—	10,250	—	—	—	—	—	10,250
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	2,827	(86)	—	(86)
Repurchase of Common Stock	—	—	—	—	—	11,268	(250)	—	(250)
Issuance of Common Stock upon settlement of restricted stock units	20,536	—	—	—	—	—	—	—	—
Net loss	—	—	—	(82,299)	—	—	—	—	(82,299)
Other comprehensive income	—	—	—	—	6,472	—	—	$—	6,472
Balance at June 30, 2025	34,990,196	$4	$1,948,484	$(2,284,507)	$(3,084)	40,513	$(8,648)	$—	$(347,751)
Equity-based compensation	—	—	12,499	—	—	—	—	—	12,499
Change in non-controlling interests allocation	—	—	—	—	—	—	—	—	—
Issuance of Common Stock (ATM Program)	1,057,876	—	47,597	—	—	—	—	—	47,597
Shares withheld for employee taxes on vested equity awards	—	—	—	—	—	5,782	(268)	—	(268)
Repurchase of Common Stock	—	—	—	—	—	17,058	(378)	—	(378)
Issuance of Common Stock upon settlement of restricted stock units	32,604	—	—	—	—	—	—	—	—
Net loss	—	—	—	(83,730)	—	—	—	—	(83,730)
Other comprehensive loss	—	—	—	—	(2,514)	—	—	—	(2,514)
Balance at September 30, 2025	36,080,676	$4	$2,008,580	$(2,368,237)	$(5,598)	63,353	$(9,294)	$—	$(374,545)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WHEELS UP EXPERIENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(279,649)	$(265,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,505	47,626
Equity-based compensation	36,207	33,455
Payment-in-kind interest	96,208	40,289
Amortization of deferred financing costs and debt discount	37,121	10,698
Impairment on legacy fleet retirement	12,736	—
Gain on sale of aircraft held for sale	(6,772)	(14,854)
Reserve for excess and obsolete inventory	4,214	—
Loss (gain) on disposal of assets, net	4,276	(3,076)
Impairment of right-of-use assets	—	20,218
Gain (loss) on divestiture	507	(1,833)
Other	4,806	3,131
Changes in assets and liabilities:
Accounts receivable	(7,194)	(5,481)
Parts and supplies inventories	5,315	(730)
Prepaid expenses	7,813	1,314
Other non-current assets	2,965	7,173
Accounts payable	(1,217)	1,103
Accrued expenses	(16,096)	9,771
Deferred revenue	(145,840)	(40,634)
Other assets and liabilities	(250)	9,246
Net cash used in operating activities	(208,345)	(147,926)

Cash flows from investing activities:
Purchases of property and equipment	(169,182)	(53,740)
Capitalized software development costs	(4,938)	(9,144)
Proceeds from sale of divested business, net	(204)	20,689
Proceeds from sale of aircraft held for sale, net	62,633	84,429
Other	—	1,150
Net cash (used in) provided by investing activities	(111,691)	43,384

Cash flows from financing activities:
Purchase of shares for treasury	(284)	(1,090)
Proceeds from sales of shares of Common Stock	—	47,597
Proceeds from long-term debt	401,849	33,906
Repayments of long-term debt	(159,735)	(68,997)
Payment of debt issuance costs	(3,124)	(40)
Net cash provided by financing activities	238,706	11,376

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(781)	2,476

Net decrease in cash, cash equivalents and restricted cash	(82,111)	(90,690)
Cash, cash equivalents and restricted cash, beginning of period	164,503	246,468
Cash, cash equivalents and restricted cash, end of period	$82,392	$155,778

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,867	$14,629
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
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by GAAP for annual financial statements. As a result, this Quarterly Report on Form 10-Q (this “Quarterly Report”) should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 10, 2026. In the opinion of the Company’s management, the condensed consolidated financial statements in this Quarterly Report include all adjustments necessary for the fair presentation of the Company’s balance sheets as of September 30, 2026 and its results of operations, including its comprehensive loss and stockholders' equity for the three and nine months ended September 30, 2026 and 2025. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any subsequent period or for the fiscal year ending December 31, 2026.
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
Reverse Stock Split
Immediately after the close of business on The New York Stock Exchange (“NYSE”) on April 24, 2026 (the “Reverse Split Effective Time”), the Reverse Stock Split and Authorized Share Reduction (as each term is defined in Note 10) became effective. Accordingly, the presentation of all periods covered by these condensed consolidated financial statements has been adjusted to give retroactive effect to the Reverse Stock Split, including adjustments to per share net loss and per share amounts with respect to our Class A common stock, $0.0001 par value per share (“Common Stock”). Our total stockholders’ equity and the par value for the Common Stock did not change due to the Reverse Stock Split and Authorized Share Reduction (see Note 10).
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

2.REVENUE RECOGNITION
Disaggregation of Revenue
The following table disaggregates Revenue by service type and the timing of when these services are provided to the member or customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Services transferred at a point in time:
Flights, net of discounts and incentives	$143,898	$155,169	$445,145	$461,067
Other	16,919	23,469	55,164	66,080

Services transferred over time:
Memberships	3,970	6,313	15,399	22,976
Other	—	535	—	2,530
Total Revenue	$164,787	$185,486	$515,708	$552,653
Contract Balances
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Gross receivables from members and customers	$37,299	$30,960
Undeposited funds	1,179	1,336
Less: Allowance for credit losses	(8,355)	(8,047)
Accounts receivable, net	$30,123	$24,249
Deferred revenue consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Flights - prepaid	$587,934	$726,506
Memberships - annual dues	3,469	10,328
Flights - credits	$—	2,018
Other	3,803	—
Deferred revenue - total	$595,206	$738,852
Changes in Deferred revenue for the nine months ended September 30, 2026 were as follows (in thousands):

Deferred revenue as of December 31, 2025	$738,852
Amounts deferred during the period	372,062
Revenue recognized from amounts included in the deferred revenue beginning balance	(364,447)
Revenue from current period sales	(151,261)
Deferred revenue as of September 30, 2026	$595,206
Revenue expected to be recognized in future periods for performance obligations that are unsatisfied, or partially unsatisfied, as of September 30, 2026 were as follows (in thousands):

Remainder of 2026	$77,453
2027	338,529
2028	89,612
2029	89,612
Total Deferred revenue	$595,206
Costs to Obtain a Contract
Capitalized costs related to sales commissions were $1.9 million and $6.1 million for the three and nine months ended September 30, 2026, respectively, and $1.7 million and $5.5 million for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026 and December 31, 2025, capitalized sales commissions and referral fees of $4.4 million and $4.8 million, respectively, were included in Other current assets. Amortization expense related to capitalized sales commissions and referral fees included in sales and marketing expense in the condensed consolidated statements of operations was $2.4 million and $6.8 million for the three and nine months ended September 30, 2026, respectively, and $2.2 million and $6.9 million for the three and nine months ended September 30, 2025, respectively.
3.PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Aircraft	$238,880	$278,078
Software development costs	101,903	96,930
Leasehold improvements	16,732	13,869
Computer equipment	489	521
Building and improvements	1,412	1,412
Furniture and fixtures	1,319	1,320
Tooling	504	504
Vehicles	933	1,732
Total Property and equipment	362,172	394,366
Less: Accumulated depreciation and amortization	(106,440)	(174,637)
Total Property and equipment, net	$255,732	$219,729
Depreciation and amortization expense, excluding amortization expense related to software development costs, was $4.6 million and $12.2 million for the three and nine months ended September 30, 2026, respectively, and $5.0 million and $18.3 million for the three and nine months ended September 30, 2025, respectively.
Amortization expense related to software development costs was $3.5 million and $10.5 million for the three and nine months ended September 30, 2026, respectively, and $4.2 million and $15.2 million for the three and nine months ended September 30, 2025, respectively.

Assets Held for Sale & Impairment Related to Legacy Fleet Retirement
During the three months ended June 30, 2026, we accelerated the retirement of nine and 21 legacy owned Hawker 400XP light jets and King Air 350i turboprops, respectively, from revenue service. Management concluded that the decision to early retire and sell such aircraft met the required criteria to be classified as held for sale. When long-lived aircraft assets are identified as held for sale and the required criteria are met, we must reclassify such assets from Property and equipment to Aircraft held for sale on the condensed consolidated balance sheets. Upon reclassification, depreciation was discontinued on such Aircraft held for sale. As a result, we recorded the lower of carrying value or estimated fair value, less cost to sell, of the portion of those retired legacy aircraft that we still owned within Aircraft held for sale on the condensed consolidated balance sheet as of September 30, 2026. The fair values were determined using Level 3 fair value inputs primarily based on contractual sale prices for aircraft then subject to a binding sale agreement or historical sale prices for substantially similar aircraft that we have sold, as applicable. In connection with such initial reclassification, we also recognized a $12.7 million impairment charge related to such retired legacy aircraft during the three months ended June 30, 2026, which reflected the excess of the carrying amounts over the estimated fair values, less costs to sell. These impairment charges were recorded within Impairment on legacy fleet retirement in the condensed consolidated statement of operations for the nine months ended September 30, 2026.

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
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
Historically, we identified two separate reporting units within our operating structure. Effective September 1, 2026, the executive officer primarily responsible for the Air Partner reporting unit ceased to hold that position in connection with their separation from the Company, which resulted in centralization of key operating decisions with respect to Air Partner, including, among others, resource allocation decisions. In connection with that change, management reassessed our organizational structure, governance, decision-making processes and internal reporting framework to determine whether the historical reporting unit structure remained appropriate. As a result of this review, management concluded that, effective September 1, 2026, we have a single reporting unit for purposes of applying Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. We completed our annual goodwill impairment test as of September 1, 2026 on our sole reporting unit, which did not result in an impairment to Goodwill. We also performed a quantitative impairment assessment for both of the Company’s former reporting units immediately prior to the effectiveness of this change to having one reporting unit. For the former legacy Wheels Up reporting unit (“WUP Legacy”), we used the discounted cash flow method by calculating the fair value of WUP Legacy based on the present value of estimated future cash flows, which did not result in an impairment to Goodwill with respect to that former reporting unit. For the former Air Partner reporting unit, we used a combination of the discounted cash flow and guideline public company methods, which did not result in impairment to Goodwill with respect to that former reporting unit.
The following table presents Goodwill carrying values and the change in balance, for our sole reporting unit, during the nine months ended September 30, 2026 (in thousands):

Total
Balance as of December 31, 2025(1)	$209,897
Foreign currency translation adjustment	(870)
Balance as of September 30, 2026	$209,027
__________________
(1)    Net of accumulated impairment losses of $306.2 million.

Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of Intangible assets consisted of the following (in thousands):

	September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$48,057	$31,943
Customer relationships	85,334	61,512	23,822
Trade name	10,000	6,007	3,993
Developed technology	19,045	19,045	—
Leasehold interest – favorable	600	163	437
Foreign currency translation adjustment	156	142	14
Total	$195,135	$134,926	$60,209

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Status	$80,000	$43,494	$36,506
Customer relationships	85,334	53,874	31,460
Trade name	10,000	5,437	4,563
Developed technology	19,045	17,004	2,041
Leasehold interest – favorable	600	146	454
Foreign currency translation adjustment	324	246	78
Total	$195,303	$120,201	$75,102
Amortization expense with respect to intangible assets was $5.0 million and $14.9 million for the three and nine months ended September 30, 2026, respectively, and $5.1 million and $15.3 million for the three and nine months ended September 30, 2025, respectively.
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

	September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$11,992	$8,008

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible liabilities	$20,000	$10,849	$9,151
The current and long-term portions of Intangible liabilities are presented within Other current liabilities and Other non-current liabilities, respectively, on the condensed consolidated balance sheets.
Amortization of Intangible liabilities, which reduces amortization expense, was $0.4 million and $1.1 million for each of the three and nine months ended September 30, 2026 and 2025, respectively.
Future amortization expense of Intangible assets and Intangible liabilities held as of September 30, 2026, were as follows (in thousands):

	Intangible Assets	Intangible Liabilities
Remainder of 2026	$4,271	$382
2027	14,440	1,525
2028	13,960	1,525
2029	13,217	1,525
2030	7,134	1,525
Thereafter	7,187	1,526
Total	$60,209	$8,008

6.CASH EQUIVALENTS AND RESTRICTED CASH
A reconciliation of Cash and cash equivalents and Restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows is as follows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$51,811	$133,926
Restricted cash	30,581	30,577
Total	$82,392	$164,503

Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash	$47,798	$125,543
Money market funds	4,013	8,383
Cash and cash equivalents	$51,811	$133,926
Restricted Cash
As of September 30, 2026 and December 31, 2025, Restricted cash primarily consisted of (i) $18.8 million as of each such date related to funds held but unavailable for immediate use due to contractual restrictions, (ii) $6.7 million as of each such date held by financial institutions to establish standby letters of credit required by the lessors of certain corporate office space that we leased as of such dates, and (iii) $5.0 million as of each such date held by financial institutions to collateralize our credit card programs. The standby letters of credit expire on May 31, 2031, December 31, 2033 and June 30, 2034.

7.LONG-TERM DEBT
The following table presents the components of Long-term debt, net as of the dates listed in the table below (in thousands, except interest rates):

	Maturity Date	Interest Rate per Annum as of September 30, 2026	September 30, 2026	December 31, 2025
Series A Equipment Notes	2029	SOFR + 1.75%	$213,183	$173,239
Series B Equipment Notes	2027	5.97%	68,000	—
2026 Term Loan	2028	12%	104,166	—
2023 Term Loans	2028	10%	527,425	489,368
2023 Revolving Credit Facility(1)	2028	10%	96,868	8,712
Total debt			1,009,642	671,319
Less: Total unamortized debt discount and debt issuance costs			301,925	335,922
Less: Current maturities of long-term debt			23,737	19,039
Long-term debt, net			$683,980	$316,358
__________________
(1)    As of September 30, 2026, includes $14.2 million outstanding in connection with the Credit Support Premium (as defined below), which will become due and payable in-full upon the earlier of repayment and extinguishment of the Revolving Equipment Notes Facility (as defined below) and the termination of Delta’s obligation to provide credit support for the Revolving Equipment Notes Facility. The Credit Support Premium constitutes a Revolving Loan (as defined in the 2023 Credit Agreement (as defined below)) under the 2023 Credit Agreement; however, any such accrued amounts do not reduce Delta’s revolving commitments available to be borrowed by the Company from time to time under the 2023 Credit Agreement (as defined below).

Maturities of principal debt payments through December 31, 2029 for debt obligations outstanding as of September 30, 2026 were as follows (in thousands):

Maturities
Remainder of 2026	$5,933
2027	92,924
2028	660,076
2029	250,709
Total	$1,009,642
Revolving Equipment Notes Facility
WUP LLC is a party to the Revolving Equipment Notes Facility (as defined below) that utilizes an enhanced equipment trust certificate (EETC) loan structure and provides for the revolving issuance from time to time by WUP LLC of:
•Series A-1 equipment notes (collectively with the PDP Equipment Notes (as defined in Note 17), the “Series A Equipment Notes”) in an aggregate principal amount up to $332.0 million (the “Series A Equipment Notes Facility”), pursuant to a Note Purchase Agreement, dated as of November 13, 2024 (as amended from time to time, the “Series A NPA”), among WUP LLC, Wilmington Trust, National Association (“Wilmington Trust”), as subordination agent and trustee, and Wheels Up Class A-1 Loan Trust 2024-1, a Delaware statutory trust (“Class A-1 Trust”) (of which an initial $331.3 million aggregate principal amount of Series A Equipment Notes were issued by WUP LLC on November 13, 2024 for gross proceeds equal to approximately 98.75% of the principal amount of the initial Series A Equipment Notes); and
•Series B-1 equipment notes (collectively, the “Series B Equipment Notes” and, collectively with the Series A Equipment Notes, the “Revolving Equipment Notes”) in an aggregate principal amount up to $68.0 million (the “Series B Commitment Amount” and such facility, the “Series B Equipment Notes Facility” and, together with the Series A Equipment Notes Facility, the “Revolving Equipment Notes Facility”), pursuant to a Note Purchase Agreement, dated as of May 21, 2026 (as amended from time to time, the “Series B NPA” and, together with the Series A NPA, the “NPAs”), among WUP LLC, Wilmington Trust, as subordination agent and trustee, and Wheels Up Class B-1 Loan Trust 2024-1, a Delaware statutory trust (“Class B-1 Trust”) (of which all $68.0 million aggregate principal amount of Series B Equipment Notes were issued by WUP LLC on May 21, 2026 for gross proceeds equal to 100% of the principal amount of the initial Series B Equipment Notes).
Pursuant to the NPAs, any amounts of principal repaid by WUP LLC from November 13, 2024 through November 13, 2027, in the case of the Series A Equipment Notes, or from May 21, 2026 through November 23, 2027, in the case of the Series B Equipment Notes (as applicable, the “Availability Period”), either due to regular principal amortization payments, as applicable, or the early redemption of principal amounts related to any aircraft secured by the Revolving Equipment Notes Facility, will become available to be re-borrowed by WUP LLC for the purchase of additional aircraft to be secured by such facility during the applicable Availability Period, subject to certain conditions. PDP Equipment Notes are not eligible to be reborrowed after they are redeemed, but any amounts redeemed in respect of PDP Equipment Notes during the Availability Period will become available to be drawn under the Series A Equipment Notes Facility in respect of aircraft.
The Series A Equipment Notes (except the PDP Equipment Notes) are scheduled to mature on November 13, 2029 (the “Series A Maturity Date”) and require annual amortization of principal amount equal to 10% per annum through the end of the applicable Availability Period and 12% per annum thereafter to the Series A Maturity Date, in each case payable in cash quarterly on the same dates as interest payments. Interest on the Series A Equipment Notes accrues at the variable rate of the then applicable three-month secured overnight financing rate (“SOFR”) plus 1.75% per annum during the applicable Availability Period, SOFR plus 2.25% per annum immediately after the end of the applicable Availability Period to November 13, 2028, and SOFR plus 2.75% per annum from November 13, 2028 to the Series A Maturity Date. Interest on the Series A Equipment Notes is payable in cash quarterly on February 15, May 15, August 15 and November 15 of each year and on the Series A Maturity Date. WUP LLC must also pay a customary commitment fee on unused amounts available to be borrowed under the Series A Equipment Notes Facility. Each PDP Equipment Note must be redeemed in full upon the earlier of delivery or termination of the Phenom Purchase Agreement (as defined in Note 17) with respect to the applicable New Phenom (as defined in Note 17). There is no amortization of principal amount associated with the PDP Equipment Notes.
The Series B Equipment Notes are scheduled to mature on November 23, 2027 (the “Series B Maturity Date”). Interest on the Series B Commitment Amount accrues at 5.97% per annum from May 21, 2026 to the Series B Maturity Date, regardless of whether funds are drawn under a Series B Equipment Note. Interest on the Series B Commitment Amount is payable in cash quarterly on the same principal and interest payment schedule as the Series A Equipment Notes and on the Series B Maturity Date. There are no principal amortization payments or commitment fees associated with the Series B Equipment Notes and Series B Commitment Amount.
Revolving Equipment Notes are issued from time to time pursuant to a Trust Indenture and Mortgage, dated November 13, 2024 (as amended from time to time and collectively with all supplements thereto, the “Trust Indenture”), between WUP LLC and Wilmington Trust, as mortgagee. The NPAs, Trust Indenture and related guarantees contain certain covenants, including with respect to each series of Revolving Equipment Notes, a limitation on the maximum loan to value ratio of all aircraft financed under the Revolving Equipment Notes Facility and a requirement that WUP LLC maintain a liquidity reserve in the form of a cash amount and/or a letter of credit equal to six months of interest charges based on the aggregate principal amount of Revolving Equipment Notes outstanding on any regularly scheduled principal and interest payment date, and with respect to the Series A Equipment Notes, certain maximum concentration and weighted average age covenants, in each case subject to certain cure rights of the Company. The Trust Indenture contains customary events of default for facilities of its type, as well as an event of default that would be triggered upon the occurrence and continuation of an event of default by Delta under its current revolving credit agreement or any replacements thereof.
The Series A Equipment Notes (except the PDP Equipment Notes) and Series B Equipment Notes are secured by senior liens on certain of our owned aircraft and in the future will be secured by senior liens on additional aircraft financed under the respective facilities (collectively, the “Revolving Equipment Notes Collateral”). The PDP Equipment Notes are secured by senior liens on the PDP Collateral (as defined in Note 17). WUP LLC may redeem any Revolving Equipment Note, including in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral or otherwise, at any time, and is not required to pay prepayment premiums for such early redemptions. The maturity of the Revolving Equipment Notes may be accelerated upon the occurrence of certain events of default, including the failure by WUP LLC (in some cases after notice or the expiration of a grace period, or both) to make payments thereunder when due, a failure to comply with certain covenants and certain bankruptcy events involving the Company, its guarantors or Delta. WUP LLC’s obligations under the Revolving Equipment Notes are guaranteed by the Company, WUP and Wheels Up Private Jets LLC, which has a U.S. Federal Aviation Administration (“FAA”) Part 135 operating certificate. In the future, WUP LLC must cause any of its subsidiaries and affiliates that hold an FAA Part 135 operating certificate to become a guarantor under the Revolving Equipment Notes Facility under certain circumstances.
During the three and nine months ended September 30, 2026, redemptions and issuances of Revolving Equipment Notes by WUP LLC were as follows:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Principal Amount ($) (in thousands)	Number of Aircraft	Principal Amount ($) (in thousands)	Number of Aircraft
Series A Equipment Notes:
Issuances	$44,040	5	$126,340	17
Redemptions	$11,447	14	$67,347	34
Series B Equipment Notes:
Issuances(1)	$4,709	3	$7,509	4
Redemptions	$2,809	2	$7,509	6
__________________
(1)    For the nine months ended September 30, 2026, excludes the initial issuance of $68.0 million aggregate principal amount of Series B Equipment Notes on May 21, 2026.

As of September 30, 2026, the carrying values of the 44 and 40 aircraft that were subject to liens under outstanding Series A Equipment Notes and Series B Equipment Notes, respectively, were $279.7 million and $247.9 million, respectively. Amortization expense for debt discounts and deferred financing costs of $0.2 million and $0.7 million associated with the Revolving Equipment Notes Facility were recorded in Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $1.1 million were recorded in Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.
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

2023 Term Loans, 2023 Revolving Credit Facility & 2026 Revolving Credit Facility
On September 20, 2023, the Company entered into a Credit Agreement (the “Original 2023 Credit Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels LLC (“CK Wheels”), and Cox Investment Holdings, LLC (“Cox” and, collectively with Delta and CK Wheels, the “Lead Lenders”), and U.S. Bank Trust Company, N.A. (“U.S. Bank”), as administrative agent and collateral agent, pursuant to which (i) the Lead Lenders provided a term loan (the “Initial 2023 Term Loan”) in the aggregate original principal amount of $350.0 million and (ii) Delta provided a commitment for a revolving credit facility (the “2023 Revolving Credit Facility”) in the aggregate original principal amount of $100.0 million. On September 20, 2023, the Lead Lenders made the Initial 2023 Term Loan of $350.0 million to the Company for net proceeds before transaction-related expenses of $343.0 million.
On November 15, 2023, the Company entered into Amendment No. 1 to Credit Agreement (the “First 2023 Credit Agreement Amendment” and, collectively with the Original Credit Agreement, as further amended by Amendment No. 2 to Credit Agreement, dated as of November 13, 2024, as further amended by Amendment No. 3 to Credit Agreement, dated as of April 30, 2025, as further amended by Amendment No. 4 to Credit Agreement, dated as of May 29, 2026, as further amended by Amendment No. 5 to Credit Agreement, dated as of July 31, 2026, and as further amended by the Sixth 2023 Credit Agreement Amendment (as defined in Note 17), the “2023 Credit Agreement”), by and among the Company, as borrower, the other Loan Parties party thereto, as guarantors, the Lead Lenders, and certain other lenders named therein (collectively, the “Incremental 2023 Term Lenders” and, collectively with the Lead Lenders, the “2023 Lenders”), and U.S. Bank, as administrative agent and collateral agent, pursuant to which, among other things, the Incremental 2023 Term Lenders joined the 2023 Credit Agreement and made an additional term loan (the “Incremental 2023 Term Loan” and, together with the Initial 2023 Term Loan, the “2023 Term Loans” and, together with the 2023 Revolving Credit Facility, the “2023 Credit Facility”) to the Company on November 15, 2023 in the aggregate original principal amount of $40.0 million for net proceeds before transaction-related expenses of $39.2 million. Upon the closing of the Incremental Term Loan and as of September 30, 2026, the loans under the 2023 Credit Agreement consisted of (i) the 2023 Term Loans in the aggregate principal amount of $390.0 million and (ii) the 2023 Revolving Credit Facility representing a commitment from Delta in the aggregate original principal amount of $100.0 million.
In addition, on November 4, 2026, the Company entered into the Sixth 2023 Credit Agreement Amendment, pursuant to which Delta provided a commitment for the 2026 Revolving Credit Facility (as defined in Note 17) in the aggregate original principal amount of $100.0 million. See Note 17 for additional information about the 2026 Revolving Credit Facility.
The scheduled maturity dates for the 2023 Credit Facility and 2026 Revolving Credit Facility are September 20, 2028 and December 1, 2027, respectively, in each case subject to earlier termination upon acceleration or termination of any obligations upon the occurrence and continuation of an event of default. The Company may borrow available amounts under the 2023 Revolving Credit Facility and 2026 Revolving Credit Facility at any time through September 20, 2028 and December 1, 2027, respectively, in each case in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, the Company’s Unrestricted Cash Amount (as defined in the 2023 Credit Agreement) will not exceed $100.0 million. The Company generally must promptly repay any borrowings under the 2023 Revolving Credit Facility and 2026 Revolving Credit Facility prior to maturity to the extent its Unrestricted Cash Amount (as defined in the 2023 Credit Agreement) exceeds $100.0 million at the end of any calendar week. In addition, the Company must use any net proceeds from certain new equity issuances to prepay any amounts then outstanding under the 2026 Revolving Credit Facility, subject to certain terms and conditions. Subject to limited exceptions, any amounts repaid by the Company under the Revolving Credit Facilities must be applied pro rata to outstanding amounts under the 2026 Revolving Credit Facility and 2023 Revolving Credit Facility.
During the three and nine months ended September 30, 2026, we incurred aggregate borrowings of $45.0 million and $145.0 million, respectively, aggregate principal amount (inclusive of amounts reborrowed during the applicable period following repayments of principal amount), and made aggregate repayments of nil and $64.7 million, respectively, aggregate principal amount (excluding repayments of accrued interest and capitalized paid-in-

kind interest that are reflected in Interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026) under the 2023 Revolving Credit Facility. As of September 30, 2026, $82.6 million aggregate principal amount was outstanding under the 2023 Revolving Credit Facility and $17.4 million remained available to be drawn thereunder with respect to Delta’s $100.0 million commitment.
Interest on the 2023 Term Loans and borrowings under the 2023 Revolving Credit Facility (each, a “2023 Loan” and collectively, the “2023 Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the 2023 Loans then outstanding. Interest on the 2026 Revolving Credit Facility accrues at a rate of 10% per annum on the unpaid principal balance of the 2026 Revolving Credit Facility then outstanding and the Company must pay a 2% per annum facility fee with respect to the full amount of the commitment under the 2026 Revolving Credit Facility. Accrued interest on each 2023 Loan and the 2026 Revolving Credit Facility, and the facility fee with respect to the 2026 Revolving Credit Facility, is payable-in-kind and compounded and capitalized to the principal amount of the 2023 Term Loans, 2023 Revolving Credit Facility or 2026 Revolving Credit Facility, as applicable, on the last day of each of March, June, September and December each year and the applicable maturity date. If in the future the Company or its subsidiaries either redeem in-full all outstanding Revolving Equipment Notes or commence payoff at maturity thereof, the Company may elect to make interest payments or some portion thereof on any 2023 Loans or the 2026 Revolving Credit Facility then outstanding in cash. Upon the occurrence and during the continuation of an Event of Default (as defined in the 2023 Credit Agreement), interest will continue to accrue on (i) the unpaid principal balance of the 2023 Loans and 2026 Revolving Credit Facility at the rate then applicable plus 2% per annum, and (ii) all other outstanding obligations, liabilities, interest, expenses, fees and other sums outstanding under the 2023 Credit Agreement, at a rate equal to the Alternate Base Rate (as defined in the 2023 Credit Agreement) plus 2% per annum.
The 2023 Credit Agreement also contains certain covenants and events of default, including a cross-default provision to any other Material Indebtedness (as defined in the 2023 Credit Agreement) of the Company, in each case customary for facilities of this type. The obligations under the 2023 Credit Agreement are secured by a first-priority lien on unencumbered assets of the Loan Parties (excluding any segregated account exclusively holding customer deposits and certain other assets, in each case as specified in the 2023 Credit Agreement and related collateral documents) and a subordinated lien on the Revolving Equipment Notes Collateral. The obligations under the 2023 Term Loans, 2023 Revolving Credit Facility and 2026 Revolving Credit Facility are subordinated in right of payment to the obligations under the 2026 Term Loan (as defined below). Our obligations under the 2023 Credit Agreement are guaranteed by all U.S. subsidiaries and certain non-U.S. direct and indirect subsidiaries of the Company and the equity interests of such subsidiaries have been pledged as collateral. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of September 30, 2026, the Company was in compliance with the covenants under the 2023 Credit Agreement and related credit documents.
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
Amortization of debt discounts and deferred issuance costs associated with the 2023 Term Loans of $14.8 million and $35.3 million were recorded in Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively, and $4.8 million and $9.6 million were recorded in Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.
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
The scheduled maturity date for the 2026 Term Loan is the earliest to occur of (i) 91 days prior to the “Scheduled Maturity Date” under the 2023 Credit Agreement, which is currently scheduled to mature on September 20, 2028, (ii) May 29, 2029 and (iii) the acceleration or termination of any obligations upon the occurrence and continuation of an Event of Default (as defined in the 2026 Credit Agreement) (as applicable, the “2026 Term Loan Maturity Date”). Interest on the 2026 Term Loan accrues at a rate of 12% per annum on the unpaid principal balance then outstanding. Accrued interest on the 2026 Term Loan is payable-in-kind and compounded and capitalized to the principal amount of the 2026 Term Loan on the last day of each of March, June, September and December each year and the 2026 Term Loan Maturity Date; however, the Company may, at its option, elect to make interest payments in cash at any interest payment date. Upon the occurrence and during the continuation of an Event of Default (as defined in the 2026 Credit Agreement), (A) accrued interest as of the date of any such repayment or prepayment that has not yet been capitalized to the principal amount repaid or prepaid must be paid in cash, and (B) interest will continue to accrue on (y) the unpaid principal balance of the 2026 Term Loan at the rate then applicable to such 2026 Term Loan plus 2% per annum, and (z) all other outstanding obligations, liabilities, interest, expenses, fees and other sums outstanding under the 2026 Credit Agreement, at a rate equal to the Alternate Base Rate (as defined in the 2026 Credit Agreement) plus 2% per annum.
The covenants and events of default in the 2026 Credit Agreement are substantially similar to those in the 2023 Credit Agreement, and in each case customary for a facility of this type. The obligations under the 2026 Credit Agreement are senior in right of payment to the obligations under the 2023 Credit Agreement. The 2026 Term Loan Maturity Date is expected to occur before the maturity date under the 2023 Credit Agreement and its repayment prior to amounts due and owing under the 2023 Credit Agreement is permitted under the 2023 Credit Agreement. The 2026 Term Loan is unsecured, but has been initially guaranteed by all U.S. subsidiaries and certain non-U.S. direct and indirect subsidiaries of the Company. In the future, the Company may be required to add any new or after-acquired subsidiaries of the Company that meet certain criteria as guarantors. As of September 30, 2026, the Company was in compliance with the covenants under the 2026 Credit Agreement and related credit documents.
Amortization of debt discounts and deferred issuance costs associated with the 2026 Term Loan of $1.0 million and $0.6 million were recorded in Interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively.

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

Financial instruments that are measured at fair value on a recurring and non-recurring basis and their corresponding placement in the fair value hierarchy consisted of the following (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds(1)	$4,013	$—	$—	$4,013
Total assets	$4,013	$—	$—	$4,013

Liabilities:
Warrant liability - Public Warrants(1)	$—	$—	$—	$—
Warrant liability - Private Warrants(1)	—	—	—	—
Series A Equipment Notes(2)	—	—	235,867	235,867
Series B Equipment Notes(2)	—	—	70,380	$70,380
2026 Term Loan	—	—	87,437	$87,437
2023 Term Loans(2)	—	—	442,723	442,723
2023 Revolving Credit Facility(2)	—	—	35,364	$35,364
Total liabilities	$—	$—	$871,771	$871,771

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Money market funds(1)	$8,383	$—	$—	$8,383
Total assets	$8,383	$—	$—	$8,383

Liabilities:
Warrant liability - Public Warrants(1)	$—	$13	$—	$13
Warrant liability - Private Warrants(1)	—	7	—	7
Series A Equipment Notes(2)	—	—	180,676	180,676
2023 Term Loans(2)	—	—	345,386	345,386
2023 Revolving Credit Facility(2)	—	—	5,474	5,474
Total liabilities	$—	$20	$531,536	$531,556
__________
(1)Financial instrument measured on a recurring basis.
(2)Financial instrument measured on a non-recurring basis.

The carrying amount of Money market funds approximates fair value and is classified within Level 1, because we determined the fair value through quoted market prices.
The Warrants (as defined below) were accounted for as a liability in accordance with ASC 815-40. The Warrant liability was measured at fair value upon assumption and on a recurring basis, with changes in fair value presented in the condensed consolidated statements of operations. As of December 31, 2025, we used Level 2 inputs for the Warrants. See Note 11 for additional information about the Warrants.
The estimated fair values of the Series A Equipment Notes and Series B Equipment Notes are categorized as Level 3 valuations. We considered the appraised value of aircraft subject to senior liens under the Revolving Equipment Notes Facility, as sourced during the second quarter of 2026 and as required under the Revolving

Equipment Notes Facility, to determine the fair value of the Series A Equipment Notes and Series B Equipment Notes as of September 30, 2026.
The estimated fair value of the 2023 Term Loans is categorized as a Level 3 valuation. The estimated fair value as of September 30, 2026 was estimated using a discounted cash flows analysis, based on our current estimated incremental borrowing rate for a similar type of borrowing arrangement and taking into account amounts outstanding as of September 30, 2026 in connection with the Credit Support Premium.
The estimated fair value of the 2026 Term Loan is categorized as a Level 3 valuation. The estimated fair value as of September 30, 2026 was estimated using a discounted cash flows analysis, based on our current estimated incremental borrowing rate for a similar type of borrowing arrangement.

9.    LEASES
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
The components of net lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$7,306	$3,359	$22,115	$12,709
Short-term lease costs	—	1,730	4,528	4,395
Variable lease payments	453	7,152	1,279	10,214
Total lease costs	$7,759	$12,241	$27,922	$27,318
Lease costs related to leased aircraft and operational facilities are included in Cost of revenue in the condensed consolidated statements of operations. Lease costs related to leased aircraft were $5.7 million and $21.7 million during the three and nine months ended September 30, 2026, respectively, and $3.6 million and $12.8 million for the three and nine months ended September 30, 2025, respectively.
Lease costs related to our leased corporate headquarters and other office space, including expenses for non-lease components, are allocated within the condensed consolidated statements of operations based on employee headcount. Sublease income is presented in General and administrative expenses in the condensed consolidated statements of operations, and was not material for each of the three and nine months ended September 30, 2026 and 2025.
As part of our continuing cost reduction initiatives, in the first quarter of 2025, we leased alternative corporate office space in New York City and vacated a larger leased corporate office space in New York City. Vacating the former office space was identified as a triggering event for impairment testing for the impacted asset group, including the right-of-use asset and associated leasehold improvements and furniture. We estimated the fair value of the asset group using a discounted cash flow approach, which considered estimated future cash flows associated with the asset group. We recorded a one-time non-cash impairment charge of $20.2 million during the nine months ended September 30, 2025 representing the full carrying value of the right-of-use asset for the vacated space. The impairment charge is presented in General and administrative expense in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

Supplemental cash flow information related to operating leases were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows paid for operating leases	$23,715	$13,656
Right-of-use assets obtained in exchange for operating lease obligations	$484	$10,738
Supplemental balance sheet information related to leases were as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating leases	6.0	6.6
Weighted-average discount rate:
Operating leases	11.4%	11.4%
As of September 30, 2026, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,	Operating Leases
2026 (remaining)	$7,666
2027	30,829
2028	28,811
2029	28,813
2030	25,580
Thereafter	50,260
Total lease payments	171,959
Less: Imputed interest	(46,869)
Total lease obligations	$125,090
10.    STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION
Stockholders’ Equity
Pursuant to the Company’s Amended and Restated Certificate of Incorporation, dated November 15, 2023, as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated April 24, 2026, we are authorized to issue up to 100,000,000 shares of capital stock, consisting of (i) 75,000,000 shares of Common Stock and (ii) 25,000,000 shares of preferred stock.
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
We have retrospectively adjusted the number of shares of Common Stock, equity-based compensation awards and related per share amounts reflected in this Note 10 and elsewhere in these Notes to Condensed Consolidated Financial Statements for all periods presented to reflect the impact of the Reverse Stock Split and Authorized Share Reduction, as applicable. Our total stockholders’ equity and the par value for the Common Stock did not change due to the Reverse Stock Split and Authorized Share Reduction. Holders of Common Stock as of the Reverse Split Effective Time received cash (without interest and subject to any required tax withholding applicable to a holder) in lieu of fractional shares as a result of the Reverse Stock Split. In addition, equitable adjustments corresponding to the final reverse stock split ratio were made to: (i) the number of shares of Common Stock underlying our outstanding equity awards and the number of shares issuable under our equity incentive plans, as well as any exercise prices, hurdle amounts or market-based vesting conditions of such equity awards, as applicable; and (ii) the Warrants (as defined in Note 11), resulting in each Warrant becoming exercisable for 1/200th of one share of Common Stock at an exercise price of $2,300.00 per whole share of Common Stock (see Note 11).
At-the-Market Common Stock Offering Program
On August 29, 2025, we entered into an ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc. and Jefferies LLC (together, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50.0 million of our Common Stock through the Sales Agents (the “ATM Program”). The Company did not issue any shares of Common Stock under the ATM Program during each of the three and nine months ended September 30, 2026. During each of the three and nine months ended September 30, 2025, the Company issued 1,057,876 shares of Common Stock under the ATM Program for $49.4 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $47.6 million after deducting sales commissions. As of September 30, 2026, the Company had approximately $0.6 million of capacity to issue shares of Common Stock under the ATM Program.
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

WUP Management Incentive Plan
In March 2014, the WUP Management Incentive Plan was established, which provided for the issuance of WUP profits interests to employees, consultants and other eligible individuals. From and after July 13, 2021, no new grants can be or have been made under the WUP Management Incentive Plan. Vested WUP profits interests are eligible to be exchanged into shares of Common Stock before July 13, 2031. The actual number of shares of Common Stock received upon exchange of such WUP profits interests will depend on the trading price per share of Common Stock at the time of such exchange. Amounts of WUP profits interests reported in the tables below represent the maximum number of WUP profits interests outstanding or that could be realized upon vesting and exchanged for the maximum number of shares of Common Stock underlying such WUP profits interests.
The following table summarizes the WUP profits interests activity under the WUP Management Incentive Plan during the nine months ended September 30, 2026:

	Number of WUP Profits Interests	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP profits interests as of January 1, 2026	144	$83.20
Granted	—	$—
Exchanged	—	$—
Expired/forfeited	—	$—
Outstanding WUP profits interests as of September 30, 2026	144	$83.12
The weighted-average remaining contractual term as of September 30, 2026, for WUP profits interests outstanding was approximately 4.8 years. All WUP profits interests vested as of or prior to December 31, 2023.
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
The following table summarizes the activity under the WUP Option Plan as of September 30, 2026:

	Number of WUP Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding WUP stock options as of January 1, 2026	$39	$1,487.45	$234.80
Granted	$—	$—	$—
Exercised	$—	$—	$—
Forfeited	$—	$—	$—
Expired	$—	$—	$—
Outstanding WUP stock options as of September 30, 2026	$39	$1,487.51	$234.88
Exercisable WUP stock options as of September 30, 2026	$39	$1,487.51	$234.88
The aggregate intrinsic value as of September 30, 2026, for WUP stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of September 30, 2026, for WUP stock options that were outstanding and exercisable was approximately 2.5 years. All WUP stock options were vested as of December 31, 2023.

A&R 2021 LTIP
In connection with the Business Combination, the Board and our stockholders adopted the Wheels Up Experience Inc. 2021 Long-Term Incentive Plan (the “Original 2021 LTIP”), for employees, consultants and other eligible individuals. The Original 2021 LTIP was amended and restated by the A&R 2021 LTIP effective April 1, 2023, which was subsequently amended by the First LTIP Amendment, Second LTIP Amendment and Third LTIP Amendment, in each case which, among other things, increased the number of shares of Common Stock available for issuance under the A&R 2021 LTIP and extended the termination date thereof. The A&R 2021 LTIP provides for the grant of incentive options, nonstatutory options, restricted stock, restricted stock units (“RSUs”), including performance-based RSUs (“PSUs”), rights, dividend equivalents, other stock-based awards, performance awards, cash awards or any combination of the foregoing. As of September 30, 2026, approximately 6.8 million shares in the aggregate were authorized for issuance under the A&R 2021 LTIP.
RSUs
RSUs granted under the A&R 2021 LTIP generally have service-based vesting conditions and vest at intervals up to a four-year service period, subject to the grantee’s continued service to the Company through the applicable vesting date. The following table summarizes the activity under the A&R 2021 LTIP related to RSUs as of September 30, 2026:

	Number of RSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested RSUs as of January 1, 2026	812	$33.00
Granted	1,093	12.27
Vested	(261)	29.58
Forfeited	(245)	25.14
Non-vested RSUs as of September 30, 2026	1,399	$19.43

The total unrecognized compensation cost related to non-vested RSUs was $21.9 million as of September 30, 2026 and is expected to be recognized over a weighted-average period of 2.5 years.
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
The following table summarizes the activity under the A&R 2021 LTIP related to PSUs as of September 30, 2026:

	Number of PSUs	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested PSUs as of January 1, 2026	85	$37.20
Granted	185	10.95
Vested	—	—
Forfeited	(94)	28.50
Non-vested PSUs as of September 30, 2026	176	$25.66
Compensation expense associated with PSUs is recognized over the vesting period of the awards that are ultimately expected to vest when the achievement of the related performance objectives becomes probable. As of

September 30, 2026, the achievement of the performance objectives associated with non-vested PSUs was deemed probable. The total unrecognized compensation cost related to non-vested PSUs deemed probable of being achieved was $1.6 million as of September 30, 2026 and is expected to be recognized over a weighted-average period of 1.7 years.
Wheels Up Stock Options
Wheels Up stock options granted under the A&R 2021 LTIP vest quarterly over a three-year service period and generally expire on the tenth anniversary of the grant date. The following table summarizes the activity under the A&R 2021 LTIP related to Wheels Up stock options as of September 30, 2026:

	Number of Wheels Up Stock Options	Weighted- Average Exercise Price	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding Wheels Up stock options as of January 1, 2026	4	$2,000.00	$950.32
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding Wheels Up stock options as of September 30, 2026	4	$2,000.00	$950.32
Exercisable Wheels Up stock options as of September 30, 2026	4	$2,000.00	$950.32
The aggregate intrinsic value as of September 30, 2026, for Wheels Up stock options that were outstanding and exercisable was nil. The weighted-average remaining contractual term as of September 30, 2026, for Wheels Up stock options that were outstanding and exercisable was approximately 1.1 years.
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
As of September 30, 2026, approximately 3.7 million, 0.6 million and 0.8 million shares of Common Stock had been authorized for issuance under the CEO Performance Plan, CFO Performance Plan and Former CCO Performance Plan, respectively, in each case subject to the satisfaction of the applicable performance- and service-based vesting conditions under such plan, if at all. If on any Determination Date there is not a sufficient amount of shares authorized by our stockholders to deliver the number of shares due under the Executive Performance Plans or any such Executive Performance Plan has not been approved by our stockholders, then upon vesting, if at all, any amounts payable under any such Executive Performance Plan will not be paid in the form of the issuance of new shares of Common Stock and instead will be payable in cash.
The CEO Performance Plan and CFO Performance Plan represent grants to our Chief Executive Officer and Chief Financial Officer, respectively, that are intended to cover a period extending through 2028 and are intended to provide each of them with the opportunity to share in the long-term growth of the value of the Company. The Executive Performance Plans represent a contingent right to receive a number of newly issued shares of Common Stock upon: (i) repayment of at least $390.0 million of our borrowings under the 2023 Term Loans (plus any additional amounts drawn on the 2023 Term Loans), if at all; and (ii) satisfaction of service-based vesting conditions, which provide that 25% of the CEO Performance Plan and Former CCO Performance Plan were or will be eligible to vest on each of September 20, 2024, 2025, 2026 and 2027, and one-third of the CFO Performance Plan was or will be eligible to vest on each of September 20, 2025, 2026 and 2027, in each case so long as such officer remains employed with the Company as of such dates, subject to limited exceptions. A “Repayment Event” includes certain refinancings of the 2023 Term Loans on or before September 20, 2028, the scheduled maturity date of the 2023 Term Loans. Subject to the satisfaction of the applicable performance- and service-based vesting conditions described above, the number of shares of Common Stock that may vest and be issued under any Executive Performance Plan will first be determined on December 31st of the year in which a Repayment Event occurs, and then on December 31st of each subsequent year (each such date, a “Determination Date”) until December 31, 2028 (the “Final Determination Date”). At any Determination Date following a Repayment Event, the number of shares of Common Stock issuable under any Executive Performance Plan in connection with such Determination Date, if any, will be determined using the then applicable percentage associated with the service-based vesting condition (the “Service Vested Percentage”).
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
As of September 30, 2026, the performance-based vesting conditions for the outstanding and unvested Executive Performance Plans were not met, no shares had vested and the achievement of the related performance objective was deemed probable of being achieved on September 20, 2028, the scheduled maturity date of the 2023 Term Loans. The derived service periods for the Executive Performance Plans, which began on the respective grant dates, were: (i) for the CEO Performance Plan, 5.2 years; (ii) for the CFO Performance Plan, 3.8 years; and (iii) for the Former CCO Performance Plan, 4.7 years. As a result of his departure from his position with the Company in June 2025, our former Chief Commercial Officer will only be credited with 50% of the Service Vested Percentage pursuant to the terms of the Former CCO Performance Plan in the event all performance-based vesting conditions are satisfied or a Change of Control (as defined in the Former CCO Performance Plan) occurs. Accordingly, 50% of the Former CCO Performance Plan was forfeited in June 2025.
The total unrecognized compensation cost related to the outstanding and unvested Executive Performance Plans was $82.2 million as of September 30, 2026, which is expected to be recognized over 2.3 years.
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
Equity-Based Compensation Expense
The following table summarizes equity-based compensation expense for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Compensation expense for RSUs and PSUs	$3,083	$3,307	$8,928	$9,747
Compensation expense for the Executive Performance Plans	9,193	9,192	27,279	23,708
Total equity-based compensation expense	$12,276	$12,499	$36,207	$33,455
The following table summarizes equity-based compensation expense recognized by condensed consolidated statement of operations line item for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30, 2026		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$64	$24	$174	$202
Technology and development	115	406	579	1,170
Sales and marketing	441	290	1,008	790
General and administrative	11,656	11,779	34,446	31,293
Total equity-based compensation expense	$12,276	$12,499	$36,207	$33,455
Earnout Shares
As part of the Business Combination, existing holders of WUP equity prior to the Business Combination, including certain holders of WUP profits interests and restricted interests under the WUP Management Incentive Plan, but excluding holders of WUP stock options, had the right to receive up to 45,000 additional shares of Common Stock (the “Earnout Shares”) that were eligible to vest, if at all, upon the achievement of separate market conditions. One-third of the Earnout Shares were eligible to vest and be issued if the Common Stock closing price was greater than or equal to $2,500.00, an additional one-third were eligible to vest and be issued if the Common Stock closing price was greater than or equal to $3,000.00 and the final one-third were eligible to vest and be issued when the Common Stock closing price was greater than or equal to $3,500.00, in each case over any 20 trading days within a period of 30 consecutive trading days on or before July 13, 2026. Earnout Shares were attributable to vested WUP profits interests and restricted interests. Based on the closing Common Stock trading price as of July 13, 2026, the expiration date for the Earnout Shares, none of the market conditions had been met, no Earnout Shares vested or were issuable and all Earnout Shares were automatically canceled.
The grant-date fair value of the Earnout Shares attributable to the holders of WUP profits interests and restricted interests, using a Monte Carlo simulation model, was $57.9 million. The derived service period began on the Business Combination Closing Date and had a weighted-average period of 1.7 years. Compensation expense for Earnout Shares recognized in the condensed consolidated statements of operations was nil for each of the three and nine months ended September 30, 2026 and 2025.
Treasury Stock
As of September 30, 2026, we had 107,695 shares of treasury stock. The increase in treasury stock during the three and nine months ended September 30, 2026 reflects shares of Common Stock withheld to settle employee taxes due upon the vesting of PSUs and RSUs. In addition, the increase in treasury stock during the nine months ended September 30, 2026 reflects shares of Common Stock acquired from stockholders who would otherwise have held fractional shares because of the Reverse Stock Split, which the Company acquired for cash. We did not cancel or reissue any shares of Common Stock held as treasury stock during any of the three and nine months ended September 30, 2026 and 2025.

11.    WARRANTS
Prior to the Business Combination, Aspirational issued 7,991,544 redeemable public warrants (“Public Warrants”) and 4,529,950 redeemable private warrants (“Private Warrants” and together with the Public Warrants, the “Warrants”), which Wheels Up assumed on the Business Combination Closing Date. Each whole Warrant entitled the holder to purchase 1/200th of one share of Common Stock at a price of $2,300.00 per whole share of Common Stock on or before the July 13, 2026 expiration date. As of September 30, 2026, all of the 12,521,494 outstanding Warrants exercisable for up to 62,607 shares of Common Stock have expired and no shares of Common Stock were issued.

12.    NON-CONTROLLING INTERESTS
MIP LLC is a single purpose entity formed for the purpose of administering and effectuating the award of WUP profits interests to employees, consultants and other eligible persons prior to the Business Combination. Wheels Up is the sole managing member of MIP LLC and, as a result, consolidates the financial results of MIP LLC. We record non-controlling interests representing the ownership interest in MIP LLC held by other members of MIP LLC. In connection with the Business Combination, the Seventh Amended and Restated LLC Agreement of WUP was adopted, which granted MIP LLC limited liability company interests corresponding to outstanding vested WUP profits interests that enable members of MIP LLC, subject to certain restrictions, to exchange their vested WUP profits interests before July 13, 2031 for cash or a corresponding number of shares of Common Stock, at the option of Wheels Up, based on the value of such WUP profits interests relative to their applicable participation threshold.
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

The calculation of Non-controlling interests as of the periods indicated in the table below was as follows:

	September 30, 2026		December 31, 2025
Number of WUP common units held by Wheels Up(1)	36,333,702	100.0%	36,100,887	100.0%
Number of vested WUP profits interests attributable to non-controlling interests(2)	—	—%	—	—%
Total WUP common units and vested WUP profits interests outstanding	36,333,702	100.0%	36,100,887	100.0%
__________________
(1)    WUP common units represent an equivalent ownership of Common Stock outstanding.
(2)    Based on the closing price of Common Stock on the last trading day of the period covered by this Quarterly Report, no WUP common units would have been issuable upon conversion of WUP profits interests outstanding as of September 30, 2026.
Upon the effectiveness of the Reverse Stock Split on April 24, 2026, the Company, in its capacity as the managing member of WUP, entered into Amendment No. 4 to Seventh Amended and Restated Limited Liability Company Agreement of WUP, dated as of April 24, 2026, to, among other things, update certain provisions to reflect adjustments to outstanding and issuable membership interests in WUP as a result of the Reverse Stock Split. We have retrospectively adjusted all WUP common unit and vested WUP profits interests amounts in the table above to reflect the estimated impact of the Reverse Stock Split. See Note 10 for more information regarding the Reverse Stock Split.
Weighted-average ownership percentages are used to allocate Net loss to Wheels Up and the non-controlling interest holders. The non-controlling interests weighted-average ownership percentage was nil for each of the three and nine months ended September 30, 2026 and 2025.

13.    COMMITMENTS AND CONTINGENCIES
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
GRP Litigation
As of the date of this Quarterly Report, we have an active lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), to enforce our rights and remedies for wrongful termination by FE of the Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the “GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on the condensed consolidated balance sheets as of each of September 30, 2026 and December 31, 2025, as well as attorneys’ fees and costs.
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
On December 30, 2025, we re-filed the complaint to enforce our rights under the GRP Agreement against each of FE and Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, in the General Court of Justice, Superior Court Division in Wake County, North Carolina (the “NC Court”) (case #25CV047093-910) (“Complaint”). Our Complaint includes factual allegations regarding FE’s wrongful termination of the GRP Agreement and asserted causes of action against FE and Mr. Segrave for breach of contract, violations of the North Carolina Unfair and Deceptive Trade Practices Act (the “Deceptive Trade Practices Act”), fraudulent misrepresentation, conversion, breach of the implied covenant of good faith and fair dealing, money had and received, unjust enrichment and, with respect to Mr. Segrave, piercing the corporate veil. On March 6, 2026, FE and Mr. Segrave filed their answer and affirmative defenses to our Complaint, FE asserted counterclaims under breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory judgment theories for amounts it claims it is owed under the GRP Agreement, and FE filed a partial motion to dismiss certain claims on procedural grounds. We filed our motion to dismiss, affirmative defenses and answer to FE’s counterclaims on April 3, 2026, and filed our opposition to FE’s partial motion to dismiss on certain procedural grounds on June 19, 2026.
On June 29, 2026, the NC Court issued an order granting in part our motion to dismiss FE’s counterclaims and granted in part FE’s and Mr. Segrave’s motion to dismiss our primary claims. In its order, the NC Court expressly noted that our claim against (i) Mr. Segrave based on a piercing the corporate veil theory was dismissed without prejudice and could be reasserted at a later time if appropriate, and (ii) FE based on unjust enrichment was dismissed without prejudice. Following these decisions, (a) our primary causes of action against FE under breach of contract, violations of the Deceptive Trade Practices Act, conversion and breach of the implied covenant of good faith and fair dealing theories survived, (b) our primary causes of action against Mr. Segrave under conversion and breach of the implied covenant of good faith and fair dealing theories survived, and (c) FE’s counterclaims for declaratory judgment survived and for breach of contract and breach of the implied covenant of good faith and fair dealing survived except to the extent arising out of our exercise of certain rights under the GRP Agreement. The parties are actively engaged in the litigation process, including discovery and fact and expert witness depositions.
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
Sales and Use Tax Liability
The Company regularly provides services to members in various states within the continental U.S., which may create sales and use tax nexus via temporary presence, potentially requiring the payment of these taxes. The Company determined that there is uncertainty as to what constitutes nexus in respective states for a state to levy taxes, fees and surcharges relating to its activity. As of each of September 30, 2026 and December 31, 2025, the Company estimated the potential exposure to such tax liability was $5.5 million, which was included in Accrued expenses on the condensed consolidated balance sheets.

14.    RELATED PARTIES
The Company engages in transactions with certain stockholders who are also members, brand ambassadors or customers. Such transactions primarily relate to their Wheels Up membership program, flights and flight-related services.
The Company incurred expenses of $0.3 million for each of the three and nine months ended September 30, 2026, and nil and $0.2 million for the three and nine months ended September 30, 2025, respectively, from transactions related to the Delta CCA. As of September 30, 2026 and December 31, 2025, $0.6 million and $0.1 million and nil and $1.9 million, respectively, were included in Deferred Revenue and Accrued expenses, respectively, on the condensed consolidated balance sheet related to transactions associated with the Delta CCA.

15.    INCOME TAXES
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
We recorded income tax expense of $0.2 million for three months ended September 30, 2026 and income tax expense of $0.6 million for the nine months ended September 30, 2026, and income tax expense of $1.3 million and $2.4 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate was (0.2)% and (0.2)% for the three and nine months ended September 30, 2026, respectively, and (1.6)% and (0.9)% for the three and nine months ended September 30, 2025, respectively. Our effective tax rate for the three and nine months ended September 30, 2026 differs from the federal statutory rate of 21%, primarily due to a full valuation allowance against the majority of our net deferred tax assets where it is more likely than not that the deferred tax assets will not be realized and geographical mix of our earnings.
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
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of the deferred tax assets may not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies. As of September 30, 2026, we concluded, based on the weight of all available positive and negative evidence, that it is more likely than not that the majority of U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance has been established on the majority of our net deferred tax assets in the U.S.
Additionally, the Company is subject to the income tax effects associated with the Global Intangible Low-Taxed Income (“GILTI”) provisions and treats the tax effects of GILTI as a current period expense in the period incurred.
Section 382 Transaction
In general, under Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) or tax credits to offset future taxable income or taxes. As a result of the Initial Issuance, the Company experienced an ownership change for the purpose of Section 382 of the Code during the third quarter of 2023, that will limit the availability of our tax attributes to offset future income. Our NOLs and tax attributes are currently subject to a full valuation allowance. Accordingly, the limitation did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2026.
OECD Pillar Two
The Organization for Economic Co-operation and Development (OECD) has issued Pillar Two model rules introducing a new global minimum tax of 15% effective on January 1, 2024. While the U.S. has not adopted the Pillar Two rules, various other governments around the world have implemented the legislation, including jurisdictions in which certain of Wheels Up’s subsidiaries operate, and many other jurisdictions are in the process of implementing it. The Company continues to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The Pillar Two rules did not have a material impact on our results of operations, financial condition or cash flows for the three and nine months ended September 30, 2026.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company continues to evaluate the impact of the legislation on our estimated annual effective tax rate and cash tax position. Management believes that the condensed consolidated financial statements contained herein reflect all known and estimable impacts of the OBBBA as of September 30, 2026. Due to the full valuation allowance, the legislation changes did not have a material impact on our financial statements for the three and nine months ended September 30, 2026.

16.    NET LOSS PER SHARE
The table below sets forth the computation of Basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Wheels Up Experience Inc. - basic and diluted	$(89,442)	$(83,730)	$(279,649)	$(265,342)
Denominator:
Weighted-average shares of Common Stock outstanding - basic and diluted	36,123,374	35,190,671	36,226,531	35,044,487
Basic and diluted net loss per share of Common Stock	$(2.48)	$(2.38)	$(7.72)	$(7.57)
There were no dividends declared or paid during each of the three and nine months ended September 30, 2026 and 2025.
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
The following securities were not included in the computation of diluted shares outstanding, because the effect would be anti-dilutive, and issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	September 30,
	2026	2025
Warrants(1)	—	62,607
Earnout Shares(2)	—	45,000
RSUs and PSUs	1,575,005	1,031,281
Stock options	42,972	44,022
Total anti-dilutive securities	1,617,977	1,182,910
__________________
(1)    As of July 13, 2026, the expiration date for the Warrants, no Warrants had been exercised and all outstanding Warrants expired on the expiration date.
(2)    As of July 13, 2026, the expiration date for the Earnout Shares, no Earnout Shares vested or were issuable and all Earnout Shares were automatically canceled.

17.    SUBSEQUENT EVENTS
Order for New Embraer Phenom 300E Premium Jets
On November 3, 2026, WUP LLC entered into a definitive purchase agreement (the “Phenom Purchase Agreement”) with Embraer Executive Aircraft, Inc. (“Embraer”) to purchase six (6) factory-new Phenom 300E premium business jet aircraft (collectively, the “New Phenoms” and each, a “New Phenom”), which the Company expects will be delivered in the third and fourth quarters of 2027. The aggregate purchase price of the New Phenoms is approximately $90.0 million, subject to certain discounts and customary adjustments. On November 3, 2026, the Company made a deposit in respect of the New Phenoms equal to approximately 20% of the aggregate purchase price (the “Phenom Deposit”) using available cash on-hand and the net proceeds from the PDP Financing (as defined below). The Phenom Purchase Agreement contains certain representations, warranties and covenants, delivery conditions, and assignment and termination provisions that are customary for agreements of its type. The termination provisions in the Phenom Purchase Agreement permit Embraer to terminate such agreement and retain all or a portion of the Phenom Deposit upon specified events of default or failures to perform by WUP LLC or if WUP LLC terminates for convenience, and permits WUP LLC to terminate such agreement and recover all or a portion of the Phenom Deposit upon the occurrence of specified events of default or failures to timely perform by Embraer, in each case subject to certain notice and cure rights.
Deposit Financing for New Phenoms
In connection with entering into the Phenom Purchase Agreement, on November 3, 2026, WUP LLC entered into certain amendments to the Series A Equipment Notes Facility to permit Series A Equipment Notes to be issued in an amount up to 100% of the Phenom Deposit (the “PDP Equipment Notes”), issued $17.4 million aggregate principal amount of PDP Equipment Notes, and used the net proceeds from such issuance to fund substantially all of the Phenom Deposit (the “PDP Financing”). Bank of America, N.A. and PNC Bank, N.A. (together, the “Series A Lenders”) were the lenders under the Series A Equipment Notes Facility as of November 3, 2026.
The economic and legal terms of the PDP Equipment Notes are substantially similar to the Series A Equipment Notes issued in respect of certain of WUP LLC’s owned aircraft, except (i) each PDP Equipment Note must be redeemed in full upon the earlier of delivery or termination of the Phenom Purchase Agreement with respect to the applicable New Phenom; (ii) there is no amortization of principal amount associated with the PDP Equipment Notes; (iii) amounts borrowed under the PDP Equipment Notes are included in the numerator of certain portfolio-level loan to value ratio calculations, but no corresponding collateral value is included in the denominator of such calculation with respect to the New Phenoms; (iv) the PDP Equipment Notes are secured by senior liens on the Phenom Purchase Agreement and related documentation (including the Phenom Deposit, the “PDP Collateral”), in favor of Wilmington Trust, as mortgagee; and (v) certain conditions precedent to the initial borrowing of the PDP Equipment Notes and covenants applicable to other Series A Equipment Notes were adjusted due to the differing nature of the PDP Collateral or do not apply to the PDP Equipment Notes. Any amounts borrowed in respect of the PDP Equipment Notes reduce available borrowing capacity under the existing $332.0 million maximum facility amount for the Series A Equipment Notes Facility, which remains available to be drawn on a revolving basis through November 13, 2027.
In connection with the PDP Financing, Delta reaffirmed its credit support for the Revolving Equipment Notes Facility. The PDP Equipment Notes are subject to other limited covenants of WUP LLC and events of default, including cross-default provisions among the Revolving Equipment Notes, in each case subject to certain cure rights of WUP LLC. In connection with the closing of the PDP Financing, WUP LLC entered into, among others, Omnibus Amendment No. 2, dated as of November 3, 2026, by and among WUP LLC, the Class A-1 Trust, the Class B-1 Trust, Wilmington Trust, not in its individual capacity, except as expressly stated therein, but in the various capacities described therein, and the Series A Lenders, which amended, among others, the Series A NPA and Trust Indenture to permit issuance of PDP Equipment Notes thereunder.
2026 Revolving Credit Facility
On November 4, 2026, we entered into Amendment No. 6 to Credit Agreement (the “Sixth 2023 Credit Agreement Amendment”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Delta and CK Wheels, as the Required Lenders and Lead Lenders (as each term is defined in the 2023 Credit Agreement), Cox, as a lender, and U.S. Bank, as administrative agent for the lenders and as collateral agent for the secured parties, pursuant to which, among other things, Delta provided a commitment for an additional $100.0 million revolving credit facility (the “2026 Revolving Credit Facility”). The economic and legal terms of the 2026 Revolving Credit Facility are substantially similar to those of the 2023 Revolving Credit Facility, except: (i) the 2026 Revolving Credit Facility is available to be drawn from time to time through December 1, 2027, which is the scheduled maturity date for such facility (the “2026 Revolving Credit Facility Maturity Date”); (ii) interest on any principal amounts drawn under the 2026 Revolving Credit Facility will accrue at a rate of 10% per annum on the unpaid principal balance then outstanding and the Company must pay a 2% per annum facility fee with respect to the full amount of the commitment under the 2026 Revolving Credit Facility, which in each case is payable-in-kind and compounded and capitalized to the principal amount of the 2026 Revolving Credit Facility outstanding on the last day of each of March, June, September and December, and the 2026 Revolving Credit Facility Maturity Date; and (iii) the Company must use any net proceeds from certain new equity issuances to prepay any amounts then outstanding under the 2026 Revolving Credit Facility, subject to certain terms and conditions.
Similar to the 2023 Revolving Credit Facility, we may only borrow available amounts under the 2026 Revolving Credit Facility at any time through the 2026 Revolving Credit Facility Maturity Date in an amount and to the extent that after giving pro forma effect to any borrowing thereunder and any borrowings under the 2023 Revolving Credit Facility, our Unrestricted Cash Amount (as defined in the 2023 Credit Agreement) will not exceed $100.0 million. In addition, we generally must promptly repay any borrowings under the 2026 Revolving Credit Facility prior to the 2026 Revolving Credit Facility Maturity Date to the extent our Unrestricted Cash Amount (as defined in the 2023 Credit Agreement) exceeds $100.0 million. Subject to limited exceptions, any amounts repaid by us under the Revolving Credit Facilities must be applied pro rata to outstanding amounts under the 2026 Revolving Credit Facility and 2023 Revolving Credit Facility.
The 2026 Revolving Credit Facility Maturity Date is expected to occur prior to that of the 2023 Term Loans and 2023 Revolving Credit Facility, each of which is scheduled to mature on September 20, 2028, and is permitted to be paid prior to amounts due and owing under the 2023 Term Loans and 2023 Revolving Credit Facility. The 2026 Revolving Credit Facility is secured by the same collateral as the other Loans under the 2023 Credit Agreement and has been initially guaranteed by all of our U.S. and certain our non-U.S. direct and indirect subsidiaries, and any of our new or after-acquired subsidiaries that meet certain criteria are required to be added as guarantors. The 2023 Credit Agreement provisions applicable to the 2026 Revolving Credit Facility contain generally the same covenants and events of default that apply to the 2023 Term Loans and 2023 Revolving Credit Facility, in each case customary for facilities of their type.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and the related notes included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for the three months ended September 30, 2026 (this “Quarterly Report”) and our audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”). This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report for more information. Unless the context otherwise requires, references in this MD&A section to “Wheels Up,” “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Wheels Up Experience Inc. and its consolidated subsidiaries for all periods.
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

Recent Developments
Commercial & Fleet Updates
We have achieved the following commercial- and fleet-related milestones so far in 2026 in furtherance of our ongoing business transformation:
•In January 2026, we discontinued sales of our legacy membership options for new customers and in March 2026, discontinued sales of such legacy membership options to existing members;
•In April 2026, following the phase-out of sales of our legacy membership options, we retired our fleet of King Air 350i turboprop aircraft from revenue service and have since utilized our network of safety-vetted charter operators to fulfill turboprop customer demand;
•In April 2026, we completed our jet fleet modernization transition approximately 18 months ahead of our original goal upon retiring our remaining legacy jet aircraft - our Cessna Citation X and Hawker 400XP fleets - from revenue service. All of our on-fleet operations now utilize our Bombardier Challenger 300 and Embraer Phenom 300 series premium jet aircraft;
•As of September 30, 2026, we scaled our controlled fleet of premium aircraft to 29 Embraer Phenom 300 and 300E jets and 14 Bombardier Challenger 300 and 350 jets; and
•As of the date of this Quarterly Report, our Wheels Up Signature Membership program and Custom Enterprise Solutions modeled off of that program had grown to more than 1,500 members, which represented over 65% of our active member base as of such date.
Our jet fleet transition and disciplined operational execution from our internal teams has resulted in meaningful and continuing improvement in our operating performance year over year, reflected by higher Utility, Completion Rates and On-Time Performance metrics. We are focused on growing our premium jet fleet to meet expected future demand, including through the order of six (6) factory-new Embraer Phenom 300E premium jets that we expect will be delivered in the third and fourth quarters of 2027. We are also executing the orderly divestiture of our remaining owned legacy fleet aircraft and returning our remaining leased legacy jet aircraft to fund further premium fleet growth.
We continue to identify growth opportunities for Wheels Up Signature Membership, Custom Enterprise Solutions for larger corporate customers and our charter offerings. We believe that the alignment of our Wheels Up Signature Membership, recently unified global sales and customer service model, Delta-related corporate sales efforts and exclusively premium jet controlled fleet operations will result in an elevated customer experience and represent a major step in our continuing business transformation.
Order for New Embraer Phenom 300E Premium Jets
On November 3, 2026, we took our latest step to align long-term fleet expansion with anticipated member and customer demand by entering into a purchase agreement with Embraer (the “Phenom Purchase Agreement”) to acquire six (6) factory-new Phenom 300E premium business jet aircraft, which are expected to be delivered in the third and fourth quarters of 2027. The aggregate purchase price for the new Phenom aircraft is approximately $90.0 million, subject to certain discounts and customary adjustments. On November 3, 2026, we made a deposit in respect of the new Phenom aircraft equal to approximately 20% of the aggregate purchase price (the “Phenom Deposit”) using available cash on-hand and the net proceeds from the PDP Financing (as defined below). These aircraft are expected to supplement our growing fleet of Embraer Phenom 300 and 300E premium jets, and meaningfully contribute to our operations over the long-term. We also expect to continue opportunistically adding Bombardier Challenger 300 and 350 premium jets in 2027 to service expected membership and charter demand.

Efficiency, Productivity and Cost Reduction Initiatives
We first announced in August 2025 that we were in the process of implementing initiatives expected to drive approximately $50 million in annual cash cost savings through efficiency, productivity and overhead cost reduction actions associated with our fleet modernization plan and other strategic plans. In November 2025, we increased our estimate of the annual cash cost savings from $50 million to $70 million after identifying additional savings measures. We substantially completed these actions in the second quarter of 2026, but continue to implement discrete efficiency and cost control opportunities across our business and operations. While a portion of the savings that we originally expected from such actions are reflected in our results for the three and nine months ended September 30, 2026, we anticipate that the full impact of the anticipated cost savings and control actions will be reflected in our financial results by the end of 2026 relative to a second quarter of 2025 baseline.
Enhanced SAF Initiative
In September 2026, we announced that an enhanced Sustainable Aviation Fuel (“SAF”) program will be our primary sustainability offering, replacing our previous carbon offsetting program. Our SAF program is made possible by our partnership with Delta, which provides access to its SAF supply through an on-demand book-and-claim system, regardless of operator or departure airport.
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
The Series B Equipment Notes Facility utilizes a similar enhanced equipment trust certificate (EETC) loan structure as our existing $332.0 million Series A Equipment Notes Facility (as defined in “—Liquidity & Capital Resources” herein), under which Bank of America, N.A. and PNC Bank, N.A. are lenders as of the date of this Quarterly Report. The Series B Equipment Notes Facility is in addition to the Series A Equipment Notes Facility and, on May 21, 2026, resulted in the maximum aggregate borrowing amount under the Revolving Equipment Notes Facility being increased to $400.0 million. Additional details about the Revolving Equipment Notes Facility, including the Series B Equipment Notes Facility, are provided under the caption “—Liquidity & Capital Resources” herein.
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
Deposit Financing for New Phenoms
In connection with entering into the Phenom Purchase Agreement, on November 3, 2026, WUP LLC entered into certain amendments to the Series A Equipment Notes Facility (as defined in “—Liquidity & Capital Resources” herein) to permit Series A Equipment Notes (as defined in “—Liquidity & Capital Resources” herein) to be issued in an amount up to 100% of the Phenom Deposit (the “PDP Equipment Notes”), issued $17.4 million aggregate principal amount of PDP Equipment Notes, and used the net proceeds from such issuance to fund substantially all of the Phenom Deposit (the “PDP Financing”). Bank of America, N.A. and PNC Bank, N.A. were the lenders under the Series A Equipment Notes Facility in connection with the PDP Financing. See Note 17, Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report for more information about the PDP Equipment Notes.

Extension of 2023 Revolving Credit Facility Availability Period
On July 31, 2026, we entered into Amendment No. 5 to Credit Agreement (the “Fifth 2023 Credit Agreement Amendment”), by and among the Company, as borrower, the other Loan Parties (as defined herein) party thereto, as guarantors, Delta and U.S. Bank, as administrative agent and collateral agent, pursuant to which Delta extended the period during which the 2023 Revolving Credit Facility will continue to be available to be drawn by two additional years, to September 20, 2028. The Fifth 2023 Credit Agreement Amendment did not contain any other material amendments to the 2023 Credit Agreement, including the amount of Delta’s $100.0 million commitment under the 2023 Revolving Credit Facility. As of September 30, 2026, $82.6 million aggregate principal amount was outstanding under the 2023 Revolving Credit Facility and $17.4 million was available to be drawn thereunder with respect to Delta’s $100.0 million commitment.
Additional Revolving Credit Agreement Provided by Delta
On November 4, 2026, we entered into Amendment No. 6 to Credit Agreement (the “Sixth 2023 Credit Agreement Amendment”), by and among us, as borrower, certain subsidiaries of the Company, as guarantors, Delta and CK Wheels, as the Required Lenders and Lead Lenders (as each term is defined in the 2023 Credit Agreement), Cox, as a lender, and U.S. Bank, as administrative agent for the lenders and as collateral agent for the secured parties, pursuant to which, among other things, Delta provided a commitment for an additional $100.0 million secured revolving credit facility (the “2026 Revolving Credit Facility”). The Company expects to use any amounts borrowed under the 2026 Revolving Credit Facility for working capital and general corporate purposes, including to execute the Company’s ongoing business transformation, continue investing in its premium jet fleet and/or repay existing indebtedness, and to pay certain transaction-related expenses. The economic and legal terms of the 2026 Revolving Credit Facility are substantially similar to those of the 2023 Revolving Credit Facility (as defined in “—Liquidity & Capital Resources” herein), except, among other things, the 2026 Revolving Credit Facility is available to be drawn from time to time through December 1, 2027, which is the scheduled maturity date for such facility. See Note 17, Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report for more information about the 2026 Revolving Credit Facility.

Non-GAAP Financial Measures
In addition to our results of operations below, we report certain key financial measures that are not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures are in addition to, and not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP and should not be considered as an alternative to any performance measures derived in accordance with GAAP. We believe that these non-GAAP financial measures provide useful supplemental information to investors about Wheels Up. However, there are certain limitations related to the use of these non-GAAP financial measures and their nearest GAAP measures, including that they exclude significant expenses that are required to be recorded in Wheels Up’s financial measures under GAAP. Other companies may calculate non-GAAP financial measures differently or may use other measures to calculate their financial performance, and therefore, our non-GAAP financial measures may not be directly comparable to similarly titled measures of other companies. Accordingly, you are cautioned not to place undue reliance on this information.
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
We include Adjusted EBITDA and Adjusted EBITDAR as supplemental measures for, among others, assessing operating performance, for strategic internal planning, annual budgeting, allocating resources and making operating decisions, for bonus program target achievement determinations and as performance metrics for certain equity incentive compensation awards, and as useful information for historical period-to-period comparisons of our business, as each measure removes the effect of certain non-cash expenses and other items not indicative of our ongoing operating performance.
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
Beginning with the three months ended June 30, 2026, we began including (Gain) loss on sale of aircraft held for sale and Loss on extinguishment of debt as adjustments in the reconciliation of each of Adjusted EBITDA and Adjusted EBITDAR to Net loss. (Gain) loss on sale of aircraft held for sale and Loss on extinguishment of debt, as presented for purposes of the Adjusted EBITDA and Adjusted EBITDAR non-GAAP reconciliations, are non-operating items that are included in the computation of Net loss in the condensed consolidated statements of operations. Management believes that including (Gain) loss on sale of aircraft held for sale and Loss on extinguishment of debt in the non-GAAP reconciliation of each of Adjusted EBITDA and Adjusted EBITDAR to Net loss improves the usefulness and clarity of our non-GAAP financial measures by removing the impact of accounting gains or losses generated from aircraft dispositions and related debt repayments that are not indicative of our core operating performance. Prior period Adjusted EBITDA and Adjusted EBITDAR amounts for the three and nine months ended September 30, 2025 presented herein have been recast to reflect this change. This update has no effect on any of our previously reported GAAP results. Please refer to the amended reconciliations furnished as Exhibit 99.1 to our Current Report on Form 8-K/A filed with the SEC on October 9, 2026 for historical non-GAAP reconciliations of each of Adjusted EBITDA and Adjusted EBITDAR to Net loss for the quarterly periods beginning with the three months ended March 31, 2024 through the three months ended March 31, 2026 and for the years ended December 31, 2025 and 2024.

The following table reconciles each of Adjusted EBITDA and Adjusted EBITDAR to Net loss, which is the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(89,442)	$(83,730)	$(279,649)	$(265,342)
Add back (deduct):
Interest expense	39,133	23,510	97,390	65,474
Interest income	(322)	(631)	(1,130)	(2,615)
Income tax (benefit) expense	204	1,332	594	2,369
Other expense (income), net	81	(4)	153	165
Depreciation and amortization	12,671	13,926	36,505	47,626
Change in fair value of warrant liability	(20)	—	(20)	—
(Gain) loss on divestiture	—	(1,833)	507	(1,833)
Impairment on legacy fleet retirement	—	—	12,736	—
Gain on sale of aircraft held for sale	(292)	(3,737)	(3,390)	(12,491)
Loss on extinguishment of debt	57	19	99	79
Loss (gain) on disposal of assets, net	(478)	(480)	4,194	(3,749)
Equity-based compensation expense	12,276	12,499	36,207	33,455
Integration and transformation expense(1)	1,139	2,866	1,819	4,232
Fleet modernization expense(2)	—	8,697	—	21,816
Legacy fleet retirement(3)	5,385	—	16,460	—
Other(4)	726	624	1,927	21,991
Adjusted EBITDA(5)	$(18,882)	$(26,942)	$(75,598)	$(88,823)
Aircraft lease costs(6)	5,680	3,573	21,670	12,849
Adjusted EBITDAR(5)	$(13,202)	$(23,369)	$(53,928)	$(75,974)
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
(4)For the three and nine months ended September 30, 2026, primarily consists of ongoing lease costs for our former New York City corporate office space, which we vacated during the first quarter of 2025. For the nine months ended September 30, 2025, primarily includes a one-time $20.2 million non-cash pre-tax right-of-use asset impairment charge associated with our former New York City corporate office space.
(5)Beginning with the three months ended June 30, 2026, we began including (Gain) loss on sale of aircraft held for sale and Loss on extinguishment of debt as adjustments in the reconciliation of each of Adjusted EBITDA and Adjusted EBITDAR to Net loss. Prior period Adjusted EBITDA and Adjusted EBITDAR amounts have been recast to reflect this change. Adjusted EBITDA and Adjusted EBITDAR, as previously reported without any adjustment for (Gain) loss on sale of aircraft held for sale and Loss on extinguishment of debt, for the three months ended September 30, 2025, were $(23.2) million and $(19.7) million, respectively, and for the nine months ended September 30, 2025, were $(76.4) million and $(63.6) million, respectively.
(6)Aircraft lease costs are reflected in Cost of revenue on the condensed consolidated statement of operations for the applicable period.

Adjusted Contribution and Adjusted Contribution Margin
We calculate Adjusted Contribution as Gross profit (loss) excluding Depreciation and amortization and adjusted further for equity-based compensation included in Cost of revenue and other items included in Cost of revenue that are not indicative of our ongoing operating performance. Adjusted Contribution Margin is calculated by dividing Adjusted Contribution by total Revenue. We include Adjusted Contribution and Adjusted Contribution Margin as supplemental measures for, among others, assessing operating performance, understanding our ability to achieve profitability over time through scale and leveraging costs, and as useful information for historical period-to-period comparisons of our business and to identify trends.
The following table reconciles Adjusted Contribution to Gross profit (loss), which is the most directly comparable GAAP measure (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$164,787	$185,486	$515,708	$552,653
Less: Cost of revenue	(136,951)	(172,878)	(456,461)	(505,257)
Less: Depreciation and amortization	(12,671)	(13,926)	(36,505)	(47,626)
Gross profit (loss)	15,165	(1,318)	22,742	(230)
Gross margin	9.2%	(0.7)%	4.4%	—%
Add back (deduct):
Depreciation and amortization	12,671	13,926	36,505	47,626
Equity-based compensation expense in Cost of revenue	64	24	174	202
Integration and transformation expense in Cost of revenue(1)	—	2,523	15	2,886
Fleet modernization expense in Cost of revenue(2)	—	8,681	—	19,463
Legacy fleet retirement-related expenses in Cost of revenue(3)	(861)	—	4,922	—
Other in Cost of revenue(4)	—	(336)	—	(936)
Adjusted Contribution	$27,039	$23,500	$64,358	$69,011
Adjusted Contribution Margin	16.4%	12.7%	12.5%	12.5%
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
The following table summarizes our key operating metrics:

	Three Months Ended September 30,
(in thousands, except Live Flight Legs, Private Jet Gross Bookings per Live Flight Leg, Utility and percentages)	2026	2025	% Change
Total Gross Bookings	$225,417	$266,627	(15)%

Private Jet Gross Bookings	$178,361	$209,695	(15)%

Live Flight Legs	7,774	11,593	(33)%

Private Jet Gross Bookings per Live Flight Leg	$22,943	$18,088	27%

Utility(1)	56.3	43.1	31%

Completion Rate	99.3%	98.5%	1 pp

On-Time Performance (A-30)	86.4%	82.7%	4 pp

On-Time Performance (D-60)	94.9%	89.0%	6 pp

3+ Hour Delay Rate	1.3%	2.1%	(1) pp

	Nine months ended September 30,
	2026	2025	% Change
Total Gross Bookings	$734,408	$770,477	(5)%

Private Jet Gross Bookings	$562,210	$623,314	(10)%

Live Flight Legs	24,216	34,459	(30)%

Private Jet Gross Bookings per Live Flight Leg	$23,216	$18,089	28%
__________________
(1)    For the three months ended September 30, 2026, Utility for the Embraer Phenom 300 series and Bombardier Challenger 300 series aircraft in our controlled fleet were 55.8 and 66.9 hours, respectively. For the three months ended September 30, 2025, Utility for the Embraer Phenom 300 series, Bombardier Challenger 300 series and legacy fleet aircraft in our controlled fleet were 55.7, 52.6 and 39.5 hours, respectively. We retired our legacy fleets from revenue service in April 2026.

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

Results of Operations
Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
The following table sets forth our results of operations for each of the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change in
	2026	2025	$	%
Revenue	$164,787	$185,486	$(20,699)	(11)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	136,951	172,878	(35,927)	(21)%
Technology and development	8,932	10,170	(1,238)	(12)%
Sales and marketing	21,533	22,084	(551)	(2)%
General and administrative	35,779	31,982	3,797	12%
Depreciation and amortization	12,671	13,926	(1,255)	(9)%
Impairment on legacy fleet retirement	—	—	—	—%
(Gain) on sale of aircraft held for sale	(292)	(3,737)	3,445	(92)%
Loss on disposal of assets, net	(478)	(480)	2	—%
Total costs and expenses	215,096	246,823	(31,727)	(13)%

Loss from operations	(50,309)	(61,337)	11,028	18%

Other (expense) income
Loss on extinguishment of debt	(57)	(19)	(38)	200%
Gain (loss) on divestiture	—	1,833	(1,833)	n/m
Change in fair value of warrant liability	20	—	20	n/m
Interest income	322	631	(309)	(49)%
Interest expense	(39,133)	(23,510)	(15,623)	66%
Other (expense) income, net	(81)	4	(85)	n/m
Total other (expense) income	(38,929)	(21,061)	(17,868)	85%

Loss before income taxes	(89,238)	(82,398)	(6,840)	(8)%

Income tax benefit (expense)	(204)	(1,332)	1,128	85%

Net loss	(89,442)	(83,730)	(5,712)	(7)%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(89,442)	$(83,730)	$(5,712)	(7)%

__________
n/m    Not meaningful.

Revenue
Revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was as follows (in thousands):

	Three Months Ended September 30,		Change in
	2026	2025	$	%
Memberships	$3,970	$6,313	$(2,343)	(37)%
Flights, net of discounts and incentives	143,898	155,169	(11,271)	(7)%
Other	16,919	24,004	(7,085)	(30)%
Total Revenue	$164,787	$185,486	$(20,699)	(11)%
The decrease in Membership revenue was primarily driven by a decrease in total members year over year as a result of streamlining our membership offering and shifting less frequent flyers to our charter offerings.
The decrease in Flight revenue was primarily driven by a $51.1 million reduction attributable to a 33% decrease in Live Flight Legs year over year, which was substantially offset by a $39.8 million increase attributable to a 38% increase in Flight revenue per Live Flight Leg year over year due to a greater mix of flights on larger cabin and premium jets generally associated with higher hourly rates.
The decrease in Other revenue was primarily attributable to the absence of $6.7 million in services-related revenue following the divestiture of certain non-core services businesses in the third quarter of 2025 (see Note 4).
Cost of Revenue
Cost of revenue decreased by $35.9 million, or 21%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease in Cost of revenue was primarily driven by a $18.4 million decrease in maintenance expense primarily due to the retirement of our legacy fleets from revenue service in April 2026, a $19.6 million decrease in compensation expense due to headcount reductions since the prior year period as a result of efficiency and cost reduction initiatives, a $9.3 million decrease in fuel and airport fees primarily due to fewer Live Flight Legs on our controlled aircraft versus the prior year period, and the absence of $8.7 million in fleet modernization-related expenses that were incurred during the three months ended September 30, 2025. These decreases were partially offset by a $17.8 million increase in third-party operator spend due to shifting certain flight activity to third-party operators as we retired our legacy fleets from revenue service in April 2026 and a $2.1 million increase in aircraft lease costs.
Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $1.2 million, or 12%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by a $1.2 million reduction in employee compensation and allocable costs due to reduced headcount since the prior year period, in each case as a result of our previously-announced efficiency and cost reduction initiatives, and a $0.9 million decrease in enterprise software and other IT-related spend. These decreases were partially offset by a $0.8 million increase in expenses due to lower capitalization of expenses and consultant spend.
Sales and Marketing
Sales and marketing expenses decreased by $0.6 million, or 2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, largely due to a $0.7 million decrease in employee compensation and allocable costs driven by changes to our incentive compensation structure implemented in the first quarter of 2026.

General and Administrative
General and administrative expenses increased by $3.8 million, or 12%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by $6.7 million of legacy fleet retirement-related costs, partially offset by a $2.7 million reduction in employee compensation and allocable costs due to headcount reductions as a result of our efficiency and cost reduction initiatives.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $1.3 million, or 9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by lower aircraft depreciation following the retirement of our legacy fleets in April 2026 and classifying such aircraft as held for sale during the second quarter of 2026 (see Note 3), partially offset by depreciation related to the purchase of additional premium aircraft during the three months ended September 30, 2026 and lower depreciation associated with capitalized IT-related spend.
Interest Income
Interest income decreased by $0.3 million, or 49%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a decrease in cash equivalents held in money market funds versus the prior year period.
Interest Expense
Interest expense increased by $15.6 million, or 66%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily attributable to paid-in-kind interest expense associated with certain of our credit facilities.
Other (Expense) Income, Net
The change in Other (expense) income, net was relatively immaterial for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Results of Operations for the Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025
The following table sets forth our results of operations for each of the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Change in
	2026	2025	$	%
Revenue	$515,708	$552,653	$(36,945)	(7)%

Costs and expenses:
Cost of revenue (exclusive of items shown separately below)	456,461	505,257	(48,796)	(10)%
Technology and development	26,513	30,052	(3,539)	(12)%
Sales and marketing	70,463	68,630	1,833	3%
General and administrative	94,282	119,031	(24,749)	(21)%
Depreciation and amortization	36,505	47,626	(11,121)	(23)%
Impairment on legacy fleet retirement	12,736	—	12,736	n/m
(Gain) on sale of aircraft held for sale	(3,390)	(12,491)	9,101	(73)%
Loss (gain) on disposal of assets, net	4,194	(3,749)	7,943	(212)%
Total costs and expenses	697,764	754,356	(56,592)	(8)%

Loss from operations	(182,056)	(201,703)	19,647	(10)%

Other (expense) income
Loss on extinguishment of debt	(99)	(79)	(20)	25%
Gain (loss) on divestiture	(507)	1,833	(2,340)	(128)%
Change in fair value of warrant liability	20	—	20	n/m
Interest income	1,130	2,615	(1,485)	(57)%
Interest expense	(97,390)	(65,474)	(31,916)	49%
Other (expense) income, net	(153)	(165)	12	(7)%
Total other (expense) income	(96,999)	(61,270)	(35,729)	58%

Loss before income taxes	(279,055)	(262,973)	(16,082)	6%

Income tax benefit (expense)	(594)	(2,369)	1,775	(75)%

Net loss	(279,649)	(265,342)	(14,307)	5%
Less: Net loss attributable to non-controlling interests	—	—	—	—%
Net loss attributable to Wheels Up Experience Inc.	$(279,649)	$(265,342)	$(14,307)	5%

__________
n/m    Not meaningful.

Revenue
Revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was as follows (in thousands):

	Nine Months Ended September 30,		Change in
	2026	2025	$	%
Memberships	$15,399	$22,976	$(7,577)	(33)%
Flights, net of discounts and incentives	445,145	461,067	(15,922)	(3)%
Other	55,164	68,610	(13,446)	(20)%
Total Revenue	$515,708	$552,653	$(36,945)	(7)%
The decrease in Membership revenue was primarily driven by a decrease in total members year over year as a result of streamlining our membership offering and shifting less frequent flyers to our charter offerings.
The decrease in Flight revenue was primarily driven by a $137.1 million reduction attributable to a 30% decrease in Live Flight Legs year over year, which was substantially offset by a $121.1 million increase attributable to a 37% increase in Flight revenue per Live Flight Leg due to a greater mix of flights on larger cabin and premium jets generally associated with higher hourly rates.
The decrease in Other revenue was primarily attributable to the absence of $18.3 million in services-related revenue following the divestiture of certain non-core services businesses in the third quarter of 2025 (see Note 4) and $1.6 million in ground services revenue due to the sale of our fixed-base operator activities in the first quarter of 2025. These decreases were partially offset by a $6.4 million increase in group charter-related revenue associated with multiple geopolitical events in the first quarter of 2026.
Cost of Revenue
Cost of revenue decreased by $48.8 million, or 10%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. In addition to the general decrease in Cost of revenue attributable to the decrease in Flight revenue compared to the nine months ended September 30, 2026, the decrease in Cost of revenue was driven by a $59.2 million decrease in compensation expense due to headcount reductions since the prior year period as a result of efficiency and cost reduction initiatives, a $37.1 million decrease in maintenance expense primarily due to the retirement of our legacy fleets from revenue service in April 2026, a $30.7 million decrease in fuel and airport fees primarily due to fewer Live Flight Legs on our controlled aircraft versus the prior year period, and the absence of $19.5 million in fleet modernization-related expenses incurred during the nine months ended September 30, 2025. These decreases were partially offset by an $84.9 million increase in third-party operator spend due to shifting certain flight activity to third-party operators as we scaled down and retired our legacy fleets from revenue service during the nine months ended September 30, 2026, a $8.8 million increase in aircraft lease costs and $4.9 million of legacy fleet retirement-related costs not present in our results for the nine months ended September 30, 2025, which includes a $4.0 million reserve for related parts inventory that we do not expect to be used in our operations.
Other Operating Expenses
Technology and Development
Technology and development expenses decreased by $3.5 million, or 12%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily driven by a $4.3 million reduction in employee compensation and allocable costs due to reduced headcount since the prior year period and a $2.8 million decrease in enterprise software and other IT-related spend, in each case as a result of our efficiency and cost reduction initiatives. These decreases were partially offset by a $3.5 million increase in expenses due to lower capitalization of expenses as result of reduced headcount and consultant spend.

Sales and Marketing
Sales and marketing expenses increased by $1.8 million, or 3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a $2.1 million increase in employee compensation partially offset by $0.4 million reduction in general marketing and events spend.
General and Administrative
General and administrative expenses decreased by $24.7 million, or 21%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily driven by the absence of a $20.2 million non-cash right-of-use asset impairment recorded in the first quarter of 2025 associated with vacating our former New York City corporate office space and a $13.1 million reduction in employee compensation and allocable costs due to headcount reductions as a result of our efficiency and cost reduction initiatives, as well as a $2.6 million decrease in third party services spend. The decreases were partially offset by $11.5 million of legacy fleet retirement-related costs and a $3.2 million decrease in equity-based compensation expense related to the Executive Performance Plans.
Depreciation and Amortization
Depreciation and amortization expenses decreased by $11.1 million, or 23%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher expense recognized in the first quarter of 2025 for amortization of capitalized IT software and a right-of-use asset impairment recorded in the first quarter of 2025 associated with vacating our former New York City corporate office space. Depreciation was also lower for the nine months ended September 30, 2026 due to the retirement of our legacy fleets in April 2026 and classifying such aircraft as held for sale, partially offset by depreciation related to the purchase of additional premium aircraft during the nine months ended September 30, 2026.
Interest Income
Interest income decreased by $1.5 million, or 57%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a decrease in the average amount of cash equivalents held in money market funds versus the prior year period.
Interest Expense
Interest expense increased by $31.9 million, or 49%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily attributable to paid-in-kind interest expense associated with certain of our credit facilities.
Other (Expense) Income, Net
The change in Other (expense) income, net was relatively immaterial for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources
Overview and Liquidity Outlook
Our principal sources of liquidity have historically consisted of financing activities, including proceeds from debt financing transactions and the ATM Program (as defined below), asset sales aligned with our long-term business strategies, and operating activities, primarily from deferred revenue associated with the sale of Membership Funds. As of September 30, 2026, we had $51.8 million of Cash and cash equivalents and $30.6 million of Restricted cash, and our long-term debt obligations consisted primarily of approximately $281.2 million aggregate principal amount outstanding of Revolving Equipment Notes (as defined below), approximately $527.4 million, $82.6 million and $14.2 million aggregate principal amount outstanding under the 2023 Term Loans, 2023 Revolving Credit Facility and Credit Support Premium (as defined below), respectively, in each case inclusive of capitalized paid-in-kind interest, and approximately $104.2 million aggregate principal amount outstanding under the 2026 Term Loan, inclusive of capitalized paid-in-kind interest. In addition, we had a working capital deficit of $563.4 million as of September 30, 2026, and Net cash used in operating activities was $208.3 million for the nine months ended September 30, 2026. See the caption titled “Any inability to satisfy the terms of our contractual agreements, including operating leases and debt financing obligations, could adversely affect our business, results of operations and financial condition” in Part I, Item 1A “Risk Factors” in our Annual Report for more information about our contractual obligations.
We expect to meet our liquidity needs for the next 12 months with a combination of cash and cash equivalents, cash flows from operations, strategic dispositions of legacy aircraft, proceeds from borrowings under the Revolving Equipment Notes Facility, 2023 Revolving Credit Facility and 2026 Revolving Credit Facility, as needed, and, depending on market conditions, sales of shares of Common Stock or other debt or equity financings. Our ability to satisfy our long-term liquidity needs will depend on, among others, our ability to generate cash flows from operations and enter into additional or alternate financing arrangements.
Sources and Uses of Liquidity
Long-Term Debt
The terms of our material long-term debt arrangements are briefly summarized below. As of September 30, 2026, $17.4 million and $118.8 million were available to be drawn under the 2023 Revolving Credit Facility with respect to Delta’s $100.0 million commitment and Revolving Equipment Notes Facility, respectively, in each case subject to certain terms and the satisfaction of certain conditions. In addition, as of September 30, 2026, scheduled maturities of our long-term debt were expected to be approximately: (i) $5.9 million for the remainder of 2026; (ii) $92.9 million for 2027; (iii) $660.1 million for 2028; and (iv) $250.7 million for 2029. See Note 7, Long-Term Debt and Note 17, Subsequent Events in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report for more information about our material debt obligations.
Revolving Equipment Notes Facility
WUP LLC is a party to the Revolving Equipment Notes Facility that utilizes an enhanced equipment trust certificate (EETC) loan structure and provides for the revolving issuance from time to time by WUP LLC of:
•Series A-1 equipment notes (collectively with the PDP Equipment Notes, the “Series A Equipment Notes”) in an aggregate principal amount up to $332.0 million (the “Series A Equipment Notes Facility”); and
•Series B-1 equipment notes (collectively, the “Series B Equipment Notes” and, collectively with the Series A Equipment Notes, the “Revolving Equipment Notes”) in an aggregate principal amount up to $68.0 million (the “Series B Commitment Amount” and such facility, the “Series B Equipment Notes Facility” and, together with the Series A Equipment Notes Facility, the “Revolving Equipment Notes Facility”), of which all $68.0 million aggregate principal amount of Series B Equipment Notes were issued by WUP LLC on May 21, 2026 for gross proceeds equal to 100% of the principal amount of the initial Series B Equipment Notes.

Any amounts of principal repaid by WUP LLC on and from November 13, 2024 to November 13, 2027, in the case of the Series A Equipment Notes, or on and from May 21, 2026 to November 23, 2027, in the case of the Series B Equipment Notes (as applicable, the “Availability Period”), either due to regular principal amortization payments, as applicable, or the early redemption of principal amounts related to any aircraft secured by the Revolving Equipment Notes Facility, will become available to be re-borrowed by WUP LLC for the purchase of additional aircraft to be secured by such facility during the applicable Availability Period, subject to certain conditions. PDP Equipment Notes are not eligible to be reborrowed upon redemption, but any amounts redeemed in respect of PDP Equipment Notes during the Availability Period will become available to be drawn under the Series A Equipment Notes Facility.
The Series A Equipment Notes (except the PDP Equipment Notes) are scheduled to mature on November 13, 2029 (the “Series A Maturity Date”) and require annual amortization of principal amount equal to 10% per annum through the end of the applicable Availability Period and 12% per annum thereafter to the Series A Maturity Date, in each case payable in cash quarterly on the same dates as interest payments. Interest on the Series A Equipment Notes accrues at the variable rate of the then applicable three-month secured overnight financing rate (“SOFR”) plus 1.75% per annum during the applicable Availability Period, SOFR plus 2.25% per annum immediately after the end of the applicable Availability Period to November 13, 2028, and SOFR plus 2.75% per annum from November 13, 2028 to the Series A Maturity Date. Interest on the Series A Equipment Notes is payable in cash quarterly on February 15, May 15, August 15 and November 15 of each year and on the Series A Maturity Date. WUP LLC must also pay a customary commitment fee on unused amounts available to be borrowed under the Series A Equipment Notes Facility.
The Series B Equipment Notes are scheduled to mature on November 23, 2027 (the “Series B Maturity Date”). Interest on the Series B Commitment Amount accrues at 5.97% per annum from May 21, 2026 to the Series B Maturity Date, regardless of whether funds are drawn under a Series B Equipment Note. Interest on the Series B Commitment Amount is payable in cash quarterly on the same principal and interest payment schedule as the Series A Equipment Notes and on the Series B Maturity Date. There are no principal amortization payments or commitment fees associated with the Series B Equipment Notes and Series B Commitment Amount.
As of September 30, 2026, the Series A Equipment Notes and Series B Equipment Notes were secured by senior liens on 44 and 40, respectively, of our owned aircraft and in the future will be secured by senior liens on additional aircraft financed under the respective facilities (collectively with the PDP Collateral (as defined below), the “Revolving Equipment Notes Collateral”). WUP LLC may redeem any Revolving Equipment Note in connection with the sale of an aircraft that constitutes Revolving Equipment Notes Collateral or otherwise, at any time, and is not required to pay prepayment premiums in connection with such early redemptions. Additional details about the Revolving Equipment Notes Facility are summarized in Note 7, Long-Term Debt and Note 17, Subsequent Events in the Notes to Condensed Consolidated Financial Statements.
On November 3, 2026, WUP LLC entered into certain amendments to the Series A Equipment Notes Facility to permit the issuance of PDP Equipment Notes in an amount up to 100% of the Phenom Deposit, issued $17.4 million aggregate principal amount of PDP Equipment Notes, and used the net proceeds from such issuance to fund substantially all of the Phenom Deposit. The economic and legal terms of the PDP Equipment Notes are substantially similar to the Series A Equipment Notes issued in respect of certain of WUP LLC’s owned aircraft, except: (i) each PDP Equipment Note must be redeemed in full upon the earlier of delivery or termination of the Phenom Purchase Agreement with respect to the applicable new Phenom aircraft thereunder; (ii) there is no amortization of principal amount associated with the PDP Equipment Notes; (iii) amounts borrowed under the PDP Equipment Notes are included in the numerator of certain portfolio-level loan to value ratio calculations, but no corresponding collateral value is included in the denominator of such calculation with respect to the new Phenom aircraft; (iv) the PDP Equipment Notes are secured by senior liens on the Phenom Purchase Agreement and related documentation (including the Phenom Deposit, the “PDP Collateral”), in favor of Wilmington Trust, as mortgagee; and (v) certain covenants applicable to other Series A Equipment Notes were adjusted due to the differing nature of the PDP Collateral or do not apply to the PDP Equipment Notes. Any amounts borrowed in respect of the PDP Equipment Notes reduce available borrowing capacity under the existing $332.0 million maximum facility amount for the Series A Equipment Notes Facility.

As of September 30, 2026, under the Revolving Equipment Notes Facility: (i) approximately $213.2 million and $68.0 million aggregate principal amount of Series A Equipment Notes and Series B Equipment Notes, respectively, were outstanding; (ii) approximately $118.8 million and nil was available to be borrowed to fund future aircraft acquisitions under the Series A Equipment Notes and Series B Equipment Notes, respectively; and (iii) the carrying values of the 44 and 40 aircraft that were subject to liens under outstanding Series A Equipment Notes and Series B Equipment Notes, respectively, were $279.7 million and $247.9 million, respectively.
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
2023 Term Loans, 2023 Revolving Credit Facility & 2026 Revolving Credit Facility
We have entered into a Credit Agreement, dated as of September 20, 2023 (as amended by Amendment No. 1 thereto, dated as of November 15, 2023, as further amended by Amendment No. 2 thereto, dated as of November 13, 2024, as further amended by Amendment No. 3 thereto, dated as of April 30, 2025, as further amended by the Fourth 2023 Credit Agreement Amendment, as further amended by the Fifth 2023 Credit Agreement Amendment, and as further amended by the Sixth 2023 Credit Agreement Amendment, the “2023 Credit Agreement”), by and among us, as borrower, certain of our subsidiaries, as guarantors (collectively with the Company, the “Loan Parties”), Delta, CK Wheels, Cox and certain other lenders party thereto from time to time (collectively, the “2023 Lenders”), and U.S. Bank, as administrative agent and collateral agent for the secured parties, pursuant to which as of September 30, 2026: (i) the 2023 Lenders have provided term loans (the “2023 Term Loans”) in the aggregate original principal amount of $390.0 million; and (ii) Delta has provided a commitment for a revolving credit facility in the aggregate original principal amount of $100.0 million (the “2023 Revolving Credit Facility” and together with the 2023 Term Loans, the “2023 Credit Facility”). In addition, on November 4, 2026, Delta provided a commitment for the 2026 Revolving Credit Facility in the aggregate original principal amount of $100.0 million.
The scheduled maturity dates for the 2023 Credit Facility and 2026 Revolving Credit Facility are September 20, 2028 and December 1, 2027, respectively, in each case subject to earlier termination upon acceleration or termination of any obligations upon the occurrence and continuation of an event of default. Interest on the 2023 Term Loans and borrowings under the 2023 Revolving Credit Facility (each, a “2023 Loan” and, collectively, the “2023 Loans”) accrues at a rate of 10% per annum on the unpaid principal balance of the 2023 Loans then outstanding. Interest on the 2026 Revolving Credit Facility accrues at a rate of 10% per annum on the unpaid principal balance of the 2026 Revolving Credit Facility then outstanding and the Company must pay a 2% per annum facility fee with respect to the full amount of the commitment under the 2026 Revolving Credit Facility. Accrued interest on each 2023 Loan and the 2026 Revolving Credit Facility, and the facility fee with respect to the 2026 Revolving Credit Facility, is payable-in-kind and compounded and capitalized to the principal amount of the applicable 2023 Loan or 2026 Revolving Credit Facility, as applicable, on the last day of each of March, June, September and December each year and the applicable maturity date.
Delta has provided commitments for the 2023 Revolving Credit Facility and 2026 Revolving Credit Facility, each in the aggregate original principal amount of $100.0 million, which are separate and apart from the Credit Support Premium. We may borrow available amounts under the 2023 Revolving Credit Facility and 2026 Revolving Credit Facility at any time through September 20, 2028 and December 1, 2027, respectively, in each case in an amount and to the extent that after giving pro forma effect to any borrowing thereunder, our Unrestricted Cash Amount (as defined in the 2023 Credit Agreement) will not exceed $100.0 million. We generally must promptly repay any borrowings under the 2023 Revolving Credit Facility and 2026 Revolving Credit Facility prior to maturity to the extent our Unrestricted Cash Amount (as defined in the 2023 Credit Agreement) exceeds $100.0 million at the end of any calendar week. In addition, we must use any net proceeds from certain new equity issuances to prepay any amounts then outstanding under the 2026 Revolving Credit Facility, subject to certain terms and conditions. Subject to limited exceptions, any amounts repaid by the Company under the Revolving Credit Facilities must be applied pro rata to outstanding amounts under the 2026 Revolving Credit Facility and 2023 Revolving Credit Facility.
During the three and nine months ended September 30, 2026, we incurred aggregate borrowings of $45.0 million and $145.0 million, respectively, aggregate principal amount (inclusive of amounts reborrowed during the applicable period following repayments of principal amount), and made aggregate repayments of nil and $64.7 million, respectively, aggregate principal amount (excluding repayments of accrued interest and capitalized paid-in-kind interest that are reflected in Interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026) under the 2023 Revolving Credit Facility. As of September 30, 2026, $82.6 million aggregate principal amount was outstanding under the 2023 Revolving Credit Facility and $17.4 million was available to be drawn thereunder with respect to Delta’s $100.0 million commitment.
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
The scheduled maturity date for the 2026 Term Loan is the earliest to occur of (i) 91 days prior to the “Scheduled Maturity Date” under the 2023 Credit Agreement, which is currently scheduled to mature on September 20, 2028, (ii) May 29, 2029 and (iii) the acceleration or termination of any obligations upon the occurrence and continuation of an Event of Default (as defined in the 2026 Credit Agreement). Interest on the 2026 Term Loan accrues at a rate of 12% per annum on the unpaid principal balance then outstanding. Accrued interest on the 2026 Term Loan is payable-in-kind and compounded and capitalized to the principal amount of the 2026 Term Loan on the last day of each of March, June, September and December each year and the maturity date. We may, at our option, elect to make interest payments in cash at any interest payment date. The maturity date for the 2026 Term Loan is expected to occur before the maturity date under the 2023 Credit Agreement and its repayment prior to amounts due and owing under the 2023 Credit Agreement is permitted under the 2023 Credit Agreement.
At-the-Market Common Stock Offering Program
In August 2025, we entered into an ATM Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with BofA Securities, Inc. and Jefferies LLC (together, the “Sales Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $50.0 million of our Common Stock through the Sales Agents (the “ATM Program”). Sales of shares of Common Stock under the ATM Sales Agreement, if any, may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made in ordinary brokers’ transactions on The New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices and block trades. During the three and nine months ended September 30, 2026, we did not issue any shares of Common Stock under the ATM Program and had approximately $0.6 million of capacity to issue shares of Common Stock thereunder in the future. This Quarterly Report is not an offer to sell or the solicitation of any offer to buy shares of Common Stock under the ATM Program, nor shall there be an offer, solicitation or sale of such shares of Common Stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.
Cash Flows
The following table summarizes our cash flows for each of the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(208,345)	$(147,926)
Net cash (used in) provided by investing activities	$(111,691)	$43,384
Net cash provided by financing activities	$238,706	$11,376
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(781)	$2,476
Net decrease in Cash and Cash equivalents and Restricted cash	$(82,111)	$(90,690)
Cash Flow from Operating Activities
The cash outflow from operating activities consisted of our Net loss during the respective periods, net of non-cash items of $225.8 million and $135.7 million during the nine months ended September 30, 2026 and 2025, respectively, and the balance from a general decrease in net operating assets and liabilities. During the nine months ended September 30, 2026, we sold $294.4 million of Membership Funds, which was a 24% decrease from the $387.9 million of Membership Funds sold during the nine months ended September 30, 2025. The decrease was primarily attributable to our decision to phase out and discontinue sales of Membership Funds tied to our legacy aircraft fleets in the first quarter of 2026 ahead of retiring those fleets from revenue service in April 2026, and to focus our sales efforts on Wheels Up Signature Membership and Custom Enterprise Solutions, which provide access to our premium jet fleets and are aimed at attracting higher spending members that generally fly more frequently. Membership Funds are generally non-refundable cash deposits that are accounted for as Deferred revenue until the time at which they are used by members or customers in accordance with the terms applicable to such Membership Fund.
Cash Flow from Investing Activities
The cash outflow from investing activities during the nine months ended September 30, 2026 was primarily attributable to cash outflows of $174.1 million for capital expenditures, including $166.9 million related to fleet modernization and $4.9 million of capitalized IT software development costs. The cash outflows were partially offset by $62.6 million in proceeds from sales of aircraft that were classified as held for sale.
Cash Flow from Financing Activities
The cash inflow from financing activities of $238.7 million during the nine months ended September 30, 2026 was primarily attributable to $201.8 million of borrowings under the Revolving Equipment Notes Facility, including $68.0 million of gross proceeds from the initial closing of the Series B Equipment Notes Facility in May 2026, $100.0 million of proceeds from the closing of the 2026 Term Loan, and $100.0 million of borrowings under the 2023 Revolving Credit Facility (inclusive of amounts reborrowed during the applicable period following repayments of principal amount). The cash inflows were partially offset by repayments of long-term debt of $159.7 million, including $93.9 million of repayments under the Revolving Equipment Notes Facility related to quarterly amortization payments and in connection with aircraft sales, and the repayment of $64.7 million aggregate principal amount under the 2023 Revolving Credit Facility.
Future Obligations and Commitments
As of September 30, 2026, our principal ongoing commitments consisted of contractual cash obligations to pay quarterly principal amortization payments, quarterly interest payments and balloon principal payments at maturity under the Revolving Equipment Notes, principal and accrued interest under the 2023 Credit Facility,

2026 Revolving Credit Facility and 2026 Term Loan when due at maturity (including any amounts of accrued interest capitalized as paid-in-kind interest each quarter during the life of the underlying loans and amounts in respect of the Credit Support Premium), operating lease payments for our controlled aircraft, offices and operational facilities, aircraft maintenance costs, trade payables and ordinary course arrangements involving our obligation to provide future services for which we have already received deferred revenue. For further information about the foregoing obligations and commitments, see the following Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report: Note 2, Revenue; Note 7, Long-Term Debt; and Note 9, Leases.
As we continue to scale our premium jet fleet, we anticipate, among other things, making investments to grow our fleet and operations, which may include purchasing or leasing aircraft, acquiring other private aviation businesses or entering into alternative financing structures or business arrangements to provide aircraft supply or grow our charter solutions platform. From time to time, we enter into purchase agreements for premium jet aircraft, including pursuant to the Phenom Purchase Agreement, which are subject to certain representations, warranties, covenants, closing conditions and termination rights. Such agreements typically require us to make up-front deposits and pay the balance of the purchase price to acquire the aircraft at delivery. We expect our next phase of growth will be capital intensive and require significant internal and external resources. As of the date of this Quarterly Report, we expect that we will fund any fleet-related obligations or commitments using cash and cash equivalents on-hand, including cash proceeds received from any sales or sale-leaseback transactions involving our controlled aircraft or other assets, operating cash flows, available borrowings under the Revolving Equipment Notes Facility, 2023 Revolving Credit Facility and 2026 Revolving Credit Facility, as needed, and potential future debt or equity financings or other capital resources. See “We may not be able to successfully implement our growth strategies or realize the expected benefits of our strategic initiatives, including changes in our commercial offerings, operational efficiency and cost reduction actions, and our fleet modernization strategy” in Part II, Item 1A “Risk Factors” in this Quarterly Report for more information.
Further, we are in the process of selling our remaining legacy owned aircraft and returning legacy leased aircraft to their lessors. We may incur significant cash expenditures to maintain, repair, store and prepare aircraft for sale and incur accounting gains and losses upon the sale of aircraft depending on the ultimate sale price. In addition, depending on the market for aircraft sales and the particular aircraft being sold, we may not receive positive cash net proceeds upon sale after making required debt repayments. Similarly, we may incur significant cash expenditures to maintain leased aircraft and return leased aircraft to the lessor in a specified condition, or make payments in connection with strategic early termination or non-renewal of a lease. We expect to fund sale and lease return expenses as part of our normal business operations utilizing available liquidity or proceeds from future financings. See “The residual value of our owned aircraft may be less than estimated in our depreciation policies” and “We may incur substantial costs related our leased aircraft, including for return obligations” in Part I, Item 1A “Risk Factors” in our Annual Report for more information.
Off-Balance Sheet Arrangements
As of September 30, 2026, we were not a party to any off-balance sheet arrangements (as defined in Regulation S-K) that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or cash flows.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company and/or its consolidated subsidiaries are subject to various legal proceedings and claims, either asserted or unasserted, which may arise in the ordinary course of business. The outcome of these matters cannot be predicted with certainty. See Note 13, Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report for a discussion of loss contingencies, if any. Below is a discussion of significant pending legal proceedings involving the Company and/or its consolidated subsidiaries:
GRP Litigation
As of the date of this Quarterly Report, we have an active lawsuit against Exclusive Jets, LLC d/b/a flyExclusive, a subsidiary of flyExclusive, Inc. (“FE”), to enforce our rights and remedies for wrongful termination by FE of the Fleet Guaranteed Revenue Program Agreement, dated November 1, 2021, between WUP and FE (the

“GRP Agreement”). On June 30, 2023, FE notified us in writing of its immediate termination of the GRP Agreement. We believe that FE wrongfully terminated such agreement in breach thereof. We are seeking compensatory damages, including the return of material deposits held by FE under the GRP Agreement (collectively, the “GRP Deposit”) that were recorded in Other non-current assets on the condensed consolidated balance sheets as of each of September 30, 2026 and December 31, 2025, as well as attorneys’ fees and costs.
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
On December 30, 2025, we re-filed the complaint to enforce our rights under the GRP Agreement against each of FE and Thomas James Segrave Jr., FE’s founder and Chief Executive Officer, in the General Court of Justice, Superior Court Division in Wake County, North Carolina (the “NC Court”) (case #25CV047093-910) (“Complaint”). Our Complaint includes factual allegations regarding FE’s wrongful termination of the GRP Agreement and asserted causes of action against FE and Mr. Segrave for breach of contract, violations of the North Carolina Unfair and Deceptive Trade Practices Act (the “Deceptive Trade Practices Act”), fraudulent misrepresentation, conversion, breach of the implied covenant of good faith and fair dealing, money had and received, unjust enrichment and, with respect to Mr. Segrave, piercing the corporate veil. On March 6, 2026, FE and Mr. Segrave filed their answer and affirmative defenses to our Complaint, FE asserted counterclaims under breach of contract, breach of the implied covenant of good faith and fair dealing and declaratory judgment theories for amounts it claims it is owed under the GRP Agreement, and FE filed a partial motion to dismiss certain claims on procedural grounds. We filed our motion to dismiss, affirmative defenses and answer to FE’s counterclaims on April 3, 2026, and filed our opposition to FE’s partial motion to dismiss on certain procedural grounds on June 19, 2026.
On June 29, 2026, the NC Court issued an order granting in part our motion to dismiss FE’s counterclaims and granted in part FE’s and Mr. Segrave’s motion to dismiss our primary claims. In its order, the NC Court expressly noted that our claim against (i) Mr. Segrave based on a piercing the corporate veil theory was dismissed without prejudice and could be reasserted at a later time if appropriate, and (ii) FE based on unjust enrichment was dismissed without prejudice. Following these decisions, (a) our primary causes of action against FE under breach of contract, violations of the Deceptive Trade Practices Act, conversion and breach of the implied covenant of good faith and fair dealing theories survived, (b) our primary causes of action against Mr. Segrave under conversion and breach of the implied covenant of good faith and fair dealing theories survived, and (c) FE’s counterclaims for declaratory judgment survived and for breach of contract and breach of the implied covenant of good faith and fair dealing survived except to the extent arising out of our exercise of certain rights under the GRP Agreement. The parties are actively engaged in the litigation process, including discovery and fact and expert witness depositions.
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
•In its Quarterly Report on Form 10-Q for the three months ended June 30, 2026 filed with the SEC on August 12, 2026, FE disclosed: (i) a net loss of $24.8 million for the six months ended June 30, 2026 and that it “expects to incur operating losses in the near term” due to its fleet modernization and long-term cost savings initiatives; (ii) that as of June 30, 2026, it had cash and cash equivalents of $14.2 million (versus

$29.3 million as of December 31, 2025), against a working capital deficit of $214.6 million (versus $195.6 million as of December 31, 2025); and (iii) as of June 30, 2026, that cash and cash equivalents on hand, operating cash flows and proceeds from its fractional program will be sufficient to fund FE’s operations, including its capital expenditure requirements, for at least 12 months from the date of filing of such Form 10-Q, but it might need additional capital to fund growth plans or as circumstances change, which FE disclosed it would expect to obtain through equity issuances, refinancing existing debt or new borrowings, and if FE is not able to raise adequate capital when needed or on acceptable terms, its business, prospects, operating results and financial condition could be negatively impacted.
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
We require sufficient liquidity levels for our operations and strategic business initiatives, including our ongoing multi-year business transformation and scaling our premium jet fleets. We have existing debt obligations and we expect to from time to time incur additional debt obligations or other arrangements to fund working capital requirements, other debt service obligations, repayments or refinancings, strategic transactions, capital expenditures and strategic initiatives, including to grow our premium jet fleets and fund future business growth. Factors that may affect our ability to obtain additional financing, refinance existing debt obligations or access the capital markets on terms attractive to us, or at all, include: our financial performance, operating cash flows and liquidity; the timing of capital requirements or strategic initiatives; changes in the market for our equity securities and conditions in the capital markets generally; our debt levels and debt maturity dates; our credit status, credit ratings or ability to obtain credit ratings for certain types of financing; market conditions in the private aviation industry; general economic conditions and geopolitical events; and the ability to use our assets as collateral for future financings, refinancings or sale-leaseback transactions. We may also be required to seek the consent of third parties under the agreements governing our existing debt obligations and the Investor Rights Agreement for any new financing, refinancing or capital markets activity.
In addition, incurring additional debt may hinder our ability to obtain future debt or equity financing, result in certain counterparties being unwilling to enter business relationships with us, or adversely impact our financial performance due to, among other things, existing or future debt levels, including due to the cumulative impact of capitalized paid-in-kind interest for certain of our credit facilities, the timing of required amortization payments and maturity of our debt obligations, our interest debt service obligations, the unavailability of unencumbered collateral or relative lien priority, the inability to obtain certain third party credit support for future debt obligations, the intended use of proceeds from any such financing, including any requirements to pay down existing debt obligations, or our credit ratings or profile. External financing may not be timely available to us on terms that we deem attractive, or at all, to fund the capital needs of our business and satisfy our obligations in the ordinary course of business. Any inability to timely source additional financing on terms we deem attractive, or at all, could adversely affect our business, results of operations, financial condition, liquidity and ability to timely execute our strategic goals.

We may also from time to time announce our intention to enter into other future financing transactions or enter into commitments with capital providers for potential financing transactions that have not closed. Such potential financing transactions are generally subject to certain terms and conditions that must be satisfied, including the completion of definitive documentation and/or due diligence reviews, in order to enter into and close such potential transactions. We cannot provide any assurance that we will be able to close such potential financing transactions on the terms and timeline that we initially anticipate, or at all, or that we will realize the anticipated benefits from such financings or commitments to provide available liquidity, including from transactions that are intended to fund strategic transactions, working capital needs or our multi-year business transformation or other strategic goals. Any inability to timely close any announced or committed potential financing transaction on terms we deem attractive, or at all, could adversely affect our business, results of operations, financial condition and liquidity.
Our ability to meet our debt service obligations as they come due, including required principal and interest payments on our outstanding debt obligations, will depend on, among other things, our future performance, which is subject to financial, economic, competitive, regulatory, and other factors beyond our control, and our ability to refinancing or extend such debt obligations at or before maturity. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure or refinance our debt obligations. We may not be able to implement any of these alternatives on satisfactory terms, or at all. Failure to meet our debt service obligations would have a material adverse effect on our business, results of operations, financial condition and liquidity.
A decrease in demand for the private aviation services we offer could adversely affect our business, results of operations and financial condition.
Demand for private aviation services has historically fluctuated due to economic cycles, geopolitical events, the COVID-19 pandemic, the impact of aviation fuel prices and other events that influence the behavior of private flyers. Any general downturn in economic, business and financial conditions, including outsized impacts in larger metropolitan areas in the U.S., U.K. and Europe where our members and charter customers are more concentrated, that has an adverse effect on our members’ or customers’ spending habits could decrease their demand for travel and, to the extent they travel, increase their use of other modes of travel. In addition, various factors within and outside of our control may impact the demand for our services, our ability to acquire new and retain existing members and customers, and our ability to sell Membership Funds and charter offerings, differently than other participants in the private aviation industry, including due to, among other things, changes in our service offerings, business model, sales efforts or success, aircraft and other assets, and our financial condition and results of operations. If demand for private aviation and other services we offer, our success in selling our services or the perception of us held by our members, customers or potential customers, were to decrease for any reason, we could experience slower than expected growth, lower demand for flight services, a reduction in flight spend or the utilization of our aircraft, lower purchases or usage of Membership Funds, or a general shift from our membership program (where Membership Funds received up front are typically applied to future flying over a multi-month period), to our charter solutions (where funds for a flight are received close in time to booking), each of which could have an adverse effect on our business, results of operations, financial condition and financial goal achievement. In addition, the timing and magnitude of one or more of these events could amplify the adverse impact to our business, results of operations, financial condition and financial goal achievement for periods after the conclusion of such events.
We frequently evaluate strategic transactions involving our business, which involve risk and may adversely affect our ability to execute our strategic business initiatives or achieve our financial goals.
We frequently consider opportunities to acquire other assets, businesses, products or technologies, divest assets or businesses, and enter into other strategic transactions to advance our business initiatives, enhance our service offerings and operations, help us achieve our financial goals or otherwise improve our long-term performance and value. Any such transaction could be material to us and involve substantial execution risk, contingent consideration, issuances of dilutive securities or the assumption or incurrence of debt. If we pursue any strategic transaction, our ability to successfully implement and realize the benefits from such transaction would depend on many factors, including with respect to, among others, our lenders, other capital sources, contractual restrictions and regulators. We cannot provide any assurance that any future transaction will be completed or integrated successfully, or that it will result in the anticipated benefits, which may adversely affect our business, results of operations and financial condition.
In April 2026, we completed our fleet modernization transition, which resulted in the retirement from revenue service of certain legacy jet and turboprop aircraft that we own and lease. We intend to sell or return to their lessors all such aircraft in a prompt and orderly manner. Certain aircraft that we have classified as held for sale as of September 30, 2026 represent a substantial number of the aircraft of their respective models that are available for sale in North America as of such date. We cannot predict with certainty, among other things, the sales prices for such aircraft and when disposals of these aircraft will occur. In addition, we may incur certain costs to maintain, repair and prepare these assets for sale, and may not receive positive cash net proceeds from such sales after making required debt repayments. As a result, we may experience variability in our cash flows and reported gains and losses associated with the disposal of these aircraft in future periods, including due to changes in the market for purchases and sales of the aircraft types currently held for sale and the repayment of debt required in connection with each aircraft sale, each of which may adversely affect our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities for the Three Months Ended September 30, 2026
The table below sets forth information regarding purchases of our Class A common stock, $0.001 par value per share (“Common Stock”) during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs(2)
July 1, 2026 through July 31, 2026	—	$—	—	$9,372,705
August 1, 2026 through August 31, 2026	3,790	$5.05	—	$9,372,705
September 1, 2026 through September 30, 2026	4,533	$4.05	—	$9,372,705
For the three months ended September 30, 2026	8,323	$4.51	—	$9,372,705
_________________
(1)Reflects shares of Common Stock withheld for payment of tax liability arising from the vesting of restricted stock units for certain executive officers.
(2)On May 1, 2025, the Company announced a $10.0 million share repurchase program (the “Share Repurchase Program”) under which the Company may repurchase shares of Common Stock from time to time at management's discretion using a variety of methods, including open market purchases or privately negotiated transactions. The Share Repurchase Program has no expiration date, but may be suspended or discontinued at any time in the discretion of our Board of Directors. The amount reported in the table above excludes the impact of excise taxes on share repurchases in excess of issuances, which is recognized as part of the cost basis of the shares of Common Stock repurchased as reflected in the condensed consolidated statements of equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)    None.
(b)    None.
(c)    During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on November 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2023)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Wheels Up Experience Inc., filed on April 24, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 27, 2026)

3.3
Amended and Restated By-Laws of Wheels Up Experience Inc., effective as of November 15, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2024)

4.1*
Omnibus Amendment No. 1, dated as of August 10, 2026, by and among Wheels Up Partners LLC, Wheels Up Class A-1 Loan Trust 2024-1, Wheels Up Class B-1 Loan Trust 2024-1, Wilmington Trust, National Association, as subordination agent, mortgagee, facility agent and security trustee, and Wheels Up Class B-1 Pass Through LLC, as lender

10.1
Amendment No. 5 to Credit Agreement, dated as of July 31, 2026, by and among Wheels Up Experience Inc., as Borrower, the subsidiaries of Wheels Up Experience Inc. party thereto, as guarantors, Delta Air Lines, Inc. and U.S. Bank Trust Company, N.A., not in its individual capacity but solely as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 4, 2026)

10.2†+^
Settlement Agreement, dated August 12, 2026, by and between Mark Briffa and Air Partner Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2026)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules, exhibits, annexes and/or appendices have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted materials to the SEC upon request.
^	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item (601)(b)(10) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted information to the SEC or its staff upon request.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELS UP EXPERIENCE INC.

Date: November 5, 2026		/s/ George Mattson
	Name:	George Mattson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026		/s/ Alex Chatkewitz
	Name:	Alex Chatkewitz
	Title:	Chief Accounting Officer
(Principal Accounting Officer)